Form 10-K
period 2008-12-31
Energy Future Competitive Holdings CO
filed 2009-03-05
CIK 1445049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153529-02

Energy Future Competitive Holdings Company

(Exact name of registrant as specified in its charter)

Texas	75-1837355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock Outstanding at February 27, 2009: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

Energy Future Competitive Holdings Company meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Energy Future Competitive Holdings Company’s (EFC Holdings) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. EFC Holdings will provide copies of current reports not posted on the website upon request. The information on Energy Future Holdings Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFC Holdings has filed as an exhibit to this Form 10-K because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

This Form 10-K and other Securities and Exchange Commission filings of EFC Holdings and its subsidiaries occasionally make references to EFH Corp., EFC Holdings, Intermediate Holding, TCEH, TXU Energy, Luminant, Oncor Holdings or Oncor when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or any other affiliate.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

2007 Annual Report	EFC Holdings’ Annual Financial Statements for the three years ended December 31, 2007, 2006 and 2005 included in the Registration Statement on Form S-4 (File Number 333-153700)

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under certain debt arrangements of TCEH and EFH Corp. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. EFC Holdings is providing TCEH’s and EFH Corp.’s Adjusted EBITDA in this Form 10-K (see reconciliation in Exhibit 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of the certain covenants contained in the debt arrangements. EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFC Holdings’ presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

Ancillary services	Refers to services necessary to support the transmission of energy and maintain reliable operations for the entire transmission system.

CAIR	Clean Air Interstate Rule

Capgemini	Capgemini Energy LP, a subsidiary of Cap Gemini North America Inc. that provides business support services to EFC Holdings and its subsidiaries

CO2	carbon dioxide

DOE	US Department of Energy

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct, wholly- owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its consolidated subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 39-1	FIN No. 39, “Offsetting of Amounts Related to Certain Contracts — an Interpretation of APB Opinion No. 10 and FASB Statement No. 105”

FIN 46R	FIN No. 46R (Revised 2003), “Consolidation of Variable Interest Entities”

FIN 48	FASB Interpretation No. 48 (As Amended), “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position

FSP FIN 39-1	FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39”

FSP FIN 48-1	FSP FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48”

FSP SFAS 132(R)-1	FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

FSP SFAS 140-4 and FIN 46(R)-8	FSP SFAS No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities”

FSP SFAS 157-3	FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

historical service territory	the territory, largely in north Texas, being served by EFH Corp.’s regulated electric utility subsidiary at the time of entering retail competition on January 1, 2002

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

IRS	US Internal Revenue Service

kV	kilovolts

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Luminant Construction	Refers to the operations of TCEH established for the purpose of developing and constructing new generation facilities.

Luminant Energy	Luminant Energy Company LLC, an indirect, wholly-owned subsidiary of TCEH that engages in certain wholesale markets activities

Luminant Power	Refers to subsidiaries of TCEH engaged in electricity generation activities.

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier in Texas (generally natural gas plants) in generating electricity and is calculated by dividing the wholesale market price of electricity by the market price of natural gas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that was merged into EFH Corp. on October 10, 2007

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electric Reliability Corporation

NOx	nitrogen oxide

NRC	US Nuclear Regulatory Commission

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

v

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

RRC	Railroad Commission of Texas, which has oversight of lignite mining activity

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 5	SFAS No. 5, “Accounting for Contingencies”

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS 106	SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS 115	SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”

SFAS 123(R)	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 132(R)	SFAS No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125”

SFAS 141	SFAS No. 141, “Business Combinations”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS 146	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

SFAS 157	SFAS No. 157, “Fair Value Measurements”

SFAS 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

SFAS 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

SFAS 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”

SG&A	selling, general and administrative

SO2	sulfur dioxide

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect, wholly-owned subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation, wholesale and retail energy markets and development and construction activities. Its major subsidiaries include Luminant and TXU Energy.

TCEH Finance	Refers to TCEH Finance, Inc., a direct, wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.

TCEH Senior Secured Facilities	Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 12 to Financial Statements for details of these facilities.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

TXU Fuel	TXU Fuel Company, a former subsidiary of TCEH

US	United States of America

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

See Glossary on page iii for a definition of terms and abbreviations.

EFC Holdings Business and Strategy

EFC Holdings is a wholly-owned subsidiary of EFH Corp. and is a Dallas-based holding company that conducts its operations principally through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for businesses engaged in competitive electricity market activities largely in Texas, including electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales.

As of December 31, 2008, TCEH owned or leased 18,365 MW of generation capacity in Texas, which consists of lignite/coal, nuclear and natural gas-fueled generation facilities. In addition, TCEH is the largest purchaser of wind-generated electricity in Texas and the fifth largest in the US. TCEH is currently constructing three lignite/coal-fueled generation units in Texas with expected generation capacity totaling approximately 2,200 MW. Permits have been obtained for construction of the three units, which are expected to come on-line in 2009 and 2010. TCEH provides competitive electricity and related services to more than 2.2 million retail electricity customers in Texas. As of December 31, 2008, TCEH’s estimated share of the total ERCOT retail market for residential and business market electricity customers was approximately 37% and 26%, respectively (based on customer counts).

At December 31, 2008, EFC Holdings had approximately 4,300 full-time employees, including approximately 2,000 employees under collective bargaining agreements.

EFC Holdings’ Market

EFC Holdings operates primarily within the ERCOT market. This market represents approximately 85% of electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the system operator of the interconnected transmission grid for those systems. ERCOT’s membership consists of more than 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, investor-owned utilities, independent REPs and consumers.

The ERCOT market is currently divided into four regions or congestion management zones, namely: North, Houston, South and West, which reflect transmission constraints that are commercially significant and which have limits as to the amount of electricity that can flow across zones. These constraints and zonal differences can result in differences between wholesale power prices among zones. Of TCEH’s baseload generation units, 12 (including the two Oak Grove units under construction) are located in the North zone, and two (including the one Sandow unit under construction) are located in the South zone.

The ERCOT market operates under reliability standards set by the NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure adequacy and reliability of power supply across Texas’s main interconnected transmission grid. The ERCOT independent system operator is responsible for maintaining reliable operations of the bulk electricity supply system in the market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike certain other regional power markets, the ERCOT market is not a centrally dispatched power pool, and the ERCOT independent system operator does not procure energy on behalf of its members, except to the extent that it acquires ancillary services as agent for market participants. Members who sell and purchase power are responsible for contracting sales and purchases of power with other members through bilateral transactions. The ERCOT independent system operator also serves as agent for procuring ancillary services for those members who elect not to provide their own ancillary services.

The following data is derived from information published by ERCOT:

In 2008, hourly demand peaked at 62,174 MW as compared to the record hourly peak demand of 62,339 MW in 2006. The ERCOT market has limited interconnections to other markets in the US, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

From 1999 through 2008, over 36,000 MW of mostly natural gas-fueled and wind generation capacity has been developed in the ERCOT market. Net generation capacity in the ERCOT market for 2008 totaled 72,820 MW, excluding mothballed (idled) capacity; approximately 65% of this capacity was natural gas-fueled generation and approximately 27% of this capacity consisted of lignite/coal and nuclear-fueled baseload generation. ERCOT currently has a target reserve margin level of 12.5%; the reserve margin is projected by ERCOT to be 15.8% in 2009, 21.2% in 2010, and drop to 15.8% by 2014. This projection does not include events occurring after December 2008, such as EFH Corp.’s filing with ERCOT to retire or mothball approximately 4,000 MW of natural gas-fueled units as discussed below under “Natural Gas-Fueled Generation Assets.” Reserve margin is the difference between system generation capability and anticipated peak load.

Natural gas-fueled generation is the predominant electricity capacity resource in the ERCOT market and accounted for approximately 43% of the electricity produced in the ERCOT market in 2008. Because of the significant natural gas-fueled capacity and the ability of such plants to more readily increase or decrease production when compared to baseload generation, marginal demand for electricity is usually met by natural gas-fueled plants. As a result, wholesale electricity prices in ERCOT are highly correlated with natural gas prices.

EFC Holdings’ Strategies

EFC Holdings’ businesses focus operations on key drivers such as optimizing its existing generation fleet to provide safe, reliable and cost-competitive electricity, developing and constructing additional environmentally considerate generation capacity to help meet the growing demand for electricity in Texas and providing high quality service and innovative energy products to retail customers.

Other elements of EFC Holdings’ strategy include:

•

Increase value from existing businesses. EFC Holdings’ strategy focuses on striving for top quartile or better performance across its operations in terms of safety, availability, cost and customer service. In establishing tactical objectives, EFC Holdings incorporates the following core operating principles:

•	Safety: Placing the safety of communities, customers and employees first;

•	Environmental Stewardship: Continuing to make strategic and operational improvements that lead to cleaner air, land and water;

•	Customer Focus: Delivering products and superior service to help customers more effectively manage their use of electricity;

•	Community Focus: Being an integral part of the communities in which EFC Holdings lives, works and serves;

•

Operational Excellence: Incorporating continuous improvement and financial discipline in all aspects of the business to achieve top-tier results that maximize the value of the company for stakeholders, including operating world-class facilities that produce and deliver safe and dependable electricity at affordable prices;

•	Performance-Driven Culture: Fostering a strong values- and performance-based culture designed to attract, develop and retain best-in-class talent.

An example of how EFC Holdings applies these principles is an ongoing program to drive productivity improvements in generation operations through application of lean operating techniques and deployment of a high-performance industrial culture.

•

Pursue growth opportunities across business lines. EFC Holdings’ scale allows it to take part in large capital investments, such as new generation projects, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. EFC Holdings will also explore smaller-scale growth initiatives (such as midstream natural gas pipeline opportunities in the Barnett Shale area) that are not expected to be material to its performance over the near term but can enhance its growth profile over time. Specific growth initiatives include:

•

Construct three new lignite-fueled generation facilities with onsite lignite fuel supplies. Pursue new generation opportunities to help meet ERCOT’s growing electricity needs over the longer term from a diverse range of alternatives such as nuclear, renewable energy, wind and advanced coal technologies.

•

Profitably increase the number of retail customers served throughout the competitive ERCOT market areas by delivering superior value through high quality customer service and innovative energy products, including pioneering energy efficiency initiatives and service offerings.

•

Reduce the volatility of cash flows through a commodity risk management strategy. A key component of EFC Holdings’ risk management strategy is its plan to hedge approximately 80% of the natural gas price risk exposure of its baseload generation output on a rolling five-year basis. Taking into consideration the estimated portfolio impacts of retail electricity sales, EFC Holdings has executed natural gas hedging transactions that result in EFC Holdings having effectively hedged approximately 81% of its expected baseload generation natural gas price exposure (on an average basis) for 2009 through 2013 assuming an 8.0 market heat rate. The strong historical correlation between natural gas prices and wholesale electricity prices in the ERCOT market combined with the significant liquidity in certain natural gas markets provides an opportunity for management of EFC Holdings’ exposure to natural gas prices. As of January 30, 2009, approximately 2.0 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 250,000 GWh at an assumed 8.0 market heat rate) have been effectively sold forward over the period from 2009 to 2014, at average annual prices ranging from $7.20 per MMBtu to $8.10 per MMBtu. Certain of the hedging transactions are directly secured with a first-lien interest in TCEH’s assets, which minimizes liquidity requirements because no cash or letter of credit posting is required. In addition, the uncapped TCEH Commodity Collateral Posting Facility, which is also secured by a first-lien interest in TCEH’s assets, supports the margin requirements for a significant portion of the remaining hedging transactions. Consequently, as of December 31, 2008, more than 95% of the hedging transactions were secured or supported by first-lien interests in TCEH’s assets and result in no direct liquidity exposure.

•

Pursue new environmental initiatives. EFC Holdings is committed to continue to operate in compliance with all environmental laws, rules and regulations and to reduce its impact on the environment. EFH Corp.’s Sustainable Energy Advisory Board advises in the pursuit of technology development opportunities that reduce EFC Holdings’ impact on the environment while balancing the need to help address the energy requirements of Texas. The Sustainable Energy Advisory Board is comprised of individuals who represent the following interests, among others: the environment, labor unions, customers, economic development in Texas and technology/reliability standards. In addition, EFC Holdings is focused on and is pursuing opportunities to reduce emissions from its existing and new lignite/coal-fueled generation units in the ERCOT market. EFC Holdings has voluntarily committed to reduce emissions of mercury, NOx and SO2 at its existing units, so that the total of those emissions from both existing and new lignite/coal-fueled units is 20% below 2005 levels. EFC Holdings expects to make these reductions through a combination of investment in new emission control equipment, new coal cleaning technologies and optimizing fuel blends. In addition, EFC Holdings expects to invest $100 million over a five year period that began in 2008 in programs designed to encourage customer electricity demand efficiencies. EFC Holdings invested $6 million in these programs in 2008.

Seasonality

A significant portion of EFC Holdings’ revenues is derived from the amount of electricity it sells. As a result, the revenues and results of operations of EFC Holdings are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

Business Organization

Commodity risk management and allocation of financial resources is performed at the consolidated level; consequently, there are no reportable segments. For purposes of operational accountability and performance management, TCEH has been divided into Luminant (i.e., Luminant Power, Luminant Energy and Luminant Construction) and TXU Energy. The operations of Luminant Power, Luminant Energy and TXU Energy are conducted through separate legal entities.

Luminant Power — Luminant Power’s existing electricity generation fleet consists of 19 plants in Texas with total installed nameplate generating capacity as of December 31, 2008 as shown in the table below:

Fuel Type	Installed Nameplate Capacity (MW)	Number of Plants	Number of Units (a)
Nuclear	2,300	1	2
Lignite/coal	5,837	4	9
Natural gas (b)(c)	10,228	14	45

Total	18,365	19	56

(a)	Leased units consist of six natural gas-fueled units totaling 390 MW of capacity. All other units are owned.
(b)	Includes 1,329 MW representing five units mothballed and not currently available for dispatch. See “Natural Gas-Fueled Generation Assets” below regarding the planned retirement and mothballing of additional units.
(c)	Includes 1,000 MW representing 11 units currently operated for unaffiliated third-parties.

The generation plants are located primarily on land owned in fee. Nuclear and lignite/coal-fueled (baseload) plants are generally scheduled to run at capacity except for periods of scheduled maintenance activities or, in the case of lignite/coal units, backdown due to periods of low demand. The natural gas-fueled generation units supplement the baseload generation capacity in meeting consumption in peak demand periods as production from a certain number of these units can more readily be ramped up or down as demand warrants.

Nuclear Generation Assets — Luminant Power operates two nuclear generation units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW. Comanche Peak’s Unit 1 and Unit 2 went into commercial operation in 1990 and 1993, respectively, and are generally operated at full capacity to meet the load requirements in ERCOT. Refueling (nuclear fuel assembly replacement) outages for each unit are scheduled to occur every eighteen months during the spring or fall off-peak demand periods. Every three years, the refueling cycle results in the refueling of both units during the same year, which last occurred in 2008. While one unit is undergoing a refueling outage, the remaining unit is intended to operate at full capacity. During a refueling outage, other maintenance, modification and testing activities are completed that cannot be accomplished when the unit is in operation. Over the last three years, excluding the 55-day outage in 2007 to refuel and replace the steam generators and reactor vessel head in Unit 1, the refueling outage period per unit has ranged from a high of 21 days in 2008 to a low of 18 days in 2006. The Comanche Peak plant operated at a capacity factor of 98.8% in 2006, which represents top decile performance when compared to all US nuclear generation facilities, 93.5% in 2007, reflecting the planned extended refueling outage to replace the steam generator and reactor vessel head in Unit 1 and 95.2% in 2008, reflecting refueling of both units.

Luminant Power has contracts in place for all of its nuclear fuel conversion services through 2009 and 71% of its requirements through 2015. In addition, Luminant Power has contracts for the acquisition of 96% of its uranium requirements for 2009, and for 94% of its nuclear fuel enrichment services through 2009, as well as all of its nuclear fuel fabrication services through 2018.

Contracts for the acquisition of additional raw uranium and nuclear fuel conversion services through 2021 and 2017, respectively, are being negotiated. Additional offers to ensure a portion of nuclear fuel enrichment services through 2021 are under review. Luminant Power does not anticipate any significant difficulties in acquiring raw uranium and contracting for associated conversion services and enrichment in the foreseeable future.

Luminant Power believes its on-site used nuclear fuel storage capability is sufficient for a minimum of five years. The nuclear industry is continuing to review ways to enhance security of used-fuel storage with the NRC to fully utilize physical storage capacity. Accordingly, Luminant Power is actively reviewing alternatives for used-fuel storage, including evaluation of industry techniques such as dry cask storage.

The Comanche Peak nuclear generation units have an estimated useful life of 60 years from the date of commercial operation. Therefore, assuming that Luminant Power receives 20-year license extensions, similar to what has been granted by the NRC to several other commercial generation reactors over the past several years, plant decommissioning activities would be scheduled to begin in 2050 for Comanche Peak Unit 1 and 2053 for Unit 2 and common facilities. Decommissioning costs will be paid from a decommissioning trust that, pursuant to state law, is funded from Oncor’s customers through an ongoing delivery surcharge. (See Note 16 to Financial Statement for discussion of the decommissioning trust fund.)

Nuclear insurance provisions are discussed in Note 13 to Financial Statements.

Nuclear Generation Development — In September 2008, Luminant filed a combined operating license application with the NRC for two new nuclear generation facilities, each with approximately 1,700 MW (gross capacity), at its existing Comanche Peak nuclear generation site. The application was accepted by the NRC for review in December 2008. In connection with the filing of the application, in January 2009, a subsidiary of Luminant and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture to further the development of the two new nuclear generation units using MHI’s US–Advanced Pressurized Water Reactor technology. Under the terms of the joint venture, known as Comanche Peak Nuclear Power Company LLC, a subsidiary of Luminant holds an 88% ownership interest in the company, and MHI has a 12% stake.

In September 2008, Luminant filed Part I of its loan guarantee application with the DOE for financing related to the proposed units. In December 2008, Luminant filed Part II of the application with the DOE. The DOE continues to review the Part II application, and in accordance with DOE regulations, Luminant intends to file a “Follow-On Submission,” updating its Part II application, in March 2009.

Lignite/Coal-Fueled Generation Assets — Luminant Power’s existing lignite/coal-fueled generation fleet capacity totals 5,837 MW and consists of the Big Brown (2 units), Monticello (3 units), Martin Lake (3 units) and Sandow (1 unit) plants. These plants are generally operated at full capacity to help meet the load requirements in ERCOT. Maintenance outages are scheduled during off-peak demand periods. Over the last three years, the total annual scheduled and unscheduled outages per unit averaged 32 days. Luminant Power’s lignite/coal-fueled generation fleet operated at a capacity factor of 89.1% in 2006, 90.9% in 2007 and 87.6 % in 2008, which represents top quartile performance of US coal-fueled generation facilities. The 2008 performance reflects extended unplanned outages at several units.

Approximately 57% of the fuel used at Luminant Power’s lignite/coal-fueled generation plants in 2008 was supplied from lignite reserves owned in fee or leased surface-minable deposits dedicated to the Big Brown, Monticello and Martin Lake plants, which were constructed adjacent to the reserves. Luminant Power owns in fee or has under lease an estimated 942 million tons of lignite reserves dedicated to its generation plants, including the Oak Grove generation facilities being constructed and 246 million tons associated with an undivided interest in the lignite mine that provides fuel for the Sandow plant. Luminant Power also owns in fee or has under lease in excess of 85 million tons of reserves not currently dedicated to specific generation plants. In 2008, approximately 23 million tons of lignite were recovered to fuel Luminant Power’s plants. Luminant Power utilizes owned and/or leased equipment to remove the overburden and recover the lignite.

Lignite mining operations include extensive reclamation activities that return the land to productive uses such as wildlife habitats, commercial timberland and pasture land. In 2008, Luminant Power reclaimed 1,605 acres of land. In addition, EFC Holdings planted more than 1.4 million trees in 2008, the majority of which were part of the reclamation effort.

Luminant Power supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to Luminant Power’s generation plants by railcar. Based on its current usage, Luminant Power believes that it has sufficient lignite reserves for the foreseeable future and has contracted 98% of its western coal resources and all of the related transportation through 2009, with discussions and negotiations underway related to contracts for 2010 and beyond.

Natural Gas-Fueled Generation Assets — Luminant Power’s fleet of 45 natural gas-fueled generation units consists of 7,899 MW of currently available capacity, 1,000 MW of capacity being operated for unaffiliated third parties, pursuant to the direction of the unaffiliated third parties, and 1,329 MW of capacity currently mothballed (idled). The natural gas-fueled units predominantly serve as peaking units that can be ramped up or down as demand warrants.

In February 2009, Luminant notified ERCOT of its plans to retire 11 of its natural gas-fueled units, totaling 2,229 MW of capacity (2,341 MW installed nameplate capacity), in May 2009 and mothball (idle) an additional four units, totaling 1,596 MW of capacity (1,675 MW installed nameplate capacity), in September 2009. ERCOT has 90 days from the date of Luminant’s notification to request additional information or provide feedback on Luminant’s proposed changes to the operation of these units. See Note 5 to Financial Statements regarding impairment of the natural gas-fueled fleet.

Luminant Energy — The Luminant Energy wholesale operations play a pivotal role in TCEH’s business portfolio by optimally dispatching the generation fleet, sourcing TXU Energy’s and other customers’ electricity requirements and managing commodity price risk.

TCEH manages commodity price exposure across the complementary Luminant generation and TXU Energy retail businesses on a portfolio basis. Under this approach, Luminant Energy manages the risks of imbalances between generation supply and sales load, which primarily represent exposures to natural gas price movements and market heat rate changes (variations in the relationships between natural gas prices and wholesale electricity prices), through wholesale markets activities that include physical purchases and sales and transacting in financial instruments.

Luminant Energy manages this commodity price and heat rate exposure through asset management and hedging activities. Luminant Energy provides TXU Energy and other wholesale customers with electricity and related services to meet their retail customers’ demands and the operating requirements of ERCOT. Luminant Energy also sells forward generation and seeks to maximize the economic value of the generation fleet. In consideration of operational production and customer consumption levels that can be highly variable, as well as opportunities for long-term purchases and sales with large wholesale market participants, Luminant Energy buys and sells electricity in short-term transactions and executes longer-term forward electricity purchase and sales agreements. Luminant Energy is the largest purchaser of wind-generated electricity in Texas and the fifth largest in the US with more than 900 MW of existing wind power under contract.

In its hedging activities, Luminant Energy enters into contracts for the physical delivery of electricity and natural gas, exchange traded and “over-the-counter” financial contracts and bilateral contracts with producers, generators and end-use customers. A major part of these hedging activities is a long-term hedging program, described above under “EFC Holdings’ Strategies”, designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, principally utilizing natural gas-related financial instruments.

Luminant Energy also dispatches Luminant Power’s available natural gas-fueled generation capacity. Luminant Energy’s dispatching activities are performed through a centrally managed real-time operational staff that synthesizes operational activities across the fleet and interfaces with various wholesale market channels. Luminant Energy coordinates the overall commercial strategy for these plants working closely with Luminant Power. In addition, Luminant Energy manages the natural gas and fuel-oil procurement requirements for Luminant Power’s natural gas-fueled generation fleet.

Luminant Energy engages in commercial operations such as physical purchases, storage and sales of natural gas, electricity and natural gas trading and third-party energy management. Luminant Energy’s natural gas operations include direct purchases from natural gas producers, transportation agreements, storage leases and commercial retail sales. Luminant Energy currently manages approximately 15 billion cubic feet of natural gas storage capacity.

Luminant Energy manages exposure to wholesale commodity and credit related risk within established transactional risk management policies, limits and controls. These policies, limits and controls have been structured so that they are practical in application and consistent with stated business objectives. Risk management processes include capturing transactions, performing and validating valuations and reporting exposures on a daily basis using risk management information systems designed to support a large transactional portfolio. A risk management forum meets regularly to ensure that business practices comply with approved transactional limits, commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with the established risk policy. Luminant Energy has a disciplinary program to address any violations of the risk management policies and periodically reviews these policies to ensure they are responsive to changing market and business conditions.

Luminant Construction — Luminant Construction is developing three new lignite-fueled units in Texas with total estimated capacity of approximately 2,200 MW. The three units consist of one new generation unit at a site leased from Alcoa Inc. that is adjacent to an existing owned lignite-fueled generation unit (Sandow) and two units at an owned site (Oak Grove) that was originally slated for the construction of a generation plant a number of years ago. Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which approximately $2.7 billion was spent as of December 31, 2008. Including capitalized interest and the step-up in construction work-in-process balances to fair value as a result of purchase accounting for the Merger in 2007, carrying value of the units are estimated to total approximately $5.0 billion upon completion.

Agreements were executed with EPC contractors, Bechtel Power Corporation and Fluor Enterprises, Inc., to engineer and construct the units at Sandow and Oak Grove, respectively. Design and procurement activities for the three units are essentially complete and construction is well underway. Permits for the construction of all three units have been obtained. The expected commercial operation dates of the units remain essentially on schedule and are as follows: Sandow in mid 2009 and Oak Grove’s two units in late 2009 and mid 2010, respectively.

The development program includes up to $500 million for investments in state-of-the-art emissions controls for the three new units. The development program also includes an environmental retrofit program under which Luminant Construction plans to install additional environmental control systems at Luminant Power’s existing lignite/coal-fueled generation facilities. Estimated capital expenditures associated with these additional environmental control systems total approximately $1.0 billion to $1.3 billion, of which $219 million was spent through 2008. Luminant Construction has not yet completed all detailed cost and engineering studies for the additional environmental systems, and the cost estimates could change materially as Luminant Construction determines the details of and further evaluates the engineering and construction costs related to these investments.

TXU Energy — TXU Energy serves more than 2.2 million residential and commercial retail electricity customers in Texas. Texas is one of the fastest growing states in the nation with a diverse economy and, as a result, has attracted a number of competitors into the retail electricity market; consequently, competition is expected to continue to be robust. TXU Energy, as an active participant in this competitive market, provides retail electric service to all areas of the ERCOT market now open to competition, including the Dallas/Fort Worth, Houston, Corpus Christi, and lower Rio Grande Valley areas of Texas. TXU Energy continues to market its services in Texas to add new customers and to retain its existing customers. As of December 31, 2008, there were more than 130 active REPs certified to compete within the state of Texas.

TXU Energy’s strategy focuses on providing its customers with high quality customer service and creating new products and services to meet customer needs; accordingly, system and other customer care enhancements are being implemented to further improve customer satisfaction. TXU Energy offers a wide range of residential products to meet various customer needs, currently more than any retailer in the ERCOT market. Starting in 2008, TXU Energy is investing $100 million over the next five years, including $6 million spent in 2008, in energy efficiency initiatives as part of a program to offer customers a broad set of innovative energy products and services.

From March to October 2007, TXU Energy implemented price reductions totaling 15% for residential customers in EFH Corp.’s historical service territory who had not already switched from the basic month-to-month plan to one of the other pricing plans offered by TXU Energy. TXU Energy provided price protection to these customers through December 2008. In addition, TXU Energy committed in 2006 to not increase prices above then current levels through 2009 for qualifying residential customers who remain on certain plans with rates that were then equal to the formerly regulated rate.

Regulation — Luminant Power is an exempt wholesale generator under the Energy Policy Act of 2005 and is subject to the jurisdiction of the NRC with respect to its nuclear generation plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear-fueled generation plants and subject such plants to continuing review and regulation. Luminant Energy also holds a power marketer license from the FERC and, with respect to any wholesale power sales outside the ERCOT market, is subject to market behavior and any other competition-related rules and regulations under the Federal Power Act that are administered by the FERC.

Luminant Power and Luminant Energy are also subject to the jurisdiction of the PUCT’s oversight of the competitive ERCOT wholesale electricity market. PUCT rules do not set wholesale power prices in the market but do provide certain limits and framework for such pricing and market behavior.

TXU Energy is a licensed REP under the Texas Electric Choice Act and is subject to the jurisdiction of the PUCT with respect to provision of electricity service in ERCOT. PUCT rules govern the granting of licenses for REPs, including oversight but not setting of prices charged.

Environmental Regulations and Related Considerations

Global Climate Change

Background — In recent years, a growing concern has emerged nationally and internationally about global climate change and how greenhouse gas emissions (GHGs), such as CO2, contribute to global climate change. EFC Holdings produces GHG emissions from the direct combustion of fossil fuels at its generation plants, primarily its nine lignite/coal-fueled generation plants. CO2, methane and NOx are emitted in this combustion process, with CO2 representing the largest portion of these GHG emissions. GHG emissions (primarily CO2) from EFC Holdings’ combustion of fossil fuels represent the substantial majority of EFC Holdings’ total GHG emissions. EFC Holdings estimates that its generation plants produced an average of 58 million tons of CO2 annually from 2005 to 2007. The three lignite-fueled units currently under construction that EFC Holdings estimates will come on-line in 2009 and 2010 will generate additional CO2 emissions. EFC Holdings’ other GHG emission sources include, among other things, coal piles at its generation plants, refrigerant from its chilling and cooling equipment, fossil fuel combustion in its motor vehicles and electricity usage at its facilities and headquarters. Because a substantial portion of the generation portfolio consists of lignite/coal-fueled generation plants and EFC Holdings is constructing three new lignite-fueled generation units, EFC Holdings’ financial condition and/or results of operations could be materially adversely affected by the enactment of laws or regulations that mandate a reduction in GHG emissions or that impose financial penalties, costs or taxes on those that produce GHG emissions. See Item 1A, “Risk Factors” for additional discussion of risks posed to EFC Holdings regarding global climate change regulation.

Global Climate Change Legislation — Several bills have been introduced in the US Congress or discussed by the Obama Administration that are intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon emissions (carbon tax) and incentives for the development of low-carbon technology. In addition to potential federal legislation to regulate GHG emissions, the US Congress might also consider other legislation that could result in the reduction of GHG emissions, such as the establishment of renewable energy portfolio standards (RPS). There is a growing consensus that some form of legislation or regulation is likely to occur in the near future at the federal level concerning GHG emissions.

EFC Holdings, through its own evaluation and working in tandem with other companies, has supported the development of an integrated package of recommendations for the federal government to address the global climate change issue through federal legislation, including GHG emissions reduction targets for total US GHG emissions and rigorous cost containment measures to ensure that program costs are not prohibitive. In the event GHG legislation involving a cap-and-trade program is enacted, EFC Holdings believes that such a program should be mandatory, economy-wide, consistent with expected technology development timelines and designed in a way to limit potential harm to the economy and protect consumers. EFC Holdings contends that any mechanism for allocation of GHG emission allowances should include substantial allocation of allowances to offset the cost of GHG regulation, including the cost to electricity consumers. In addition, EFC Holdings participates in a voluntary electric utility industry sector climate change initiative in partnership with the DOE. EFC Holdings’ strategies are generally consistent with “EEI Global Climate Change Points of Agreement” published by the Edison Electric Institute in January 2009, and “The Carbon Principles” announced in February 2008 by three major financial institutions. Finally, EFH Corp. has created a Sustainable Energy Advisory Board that advises EFC Holdings on technology development opportunities that reduce the effects of EFC Holdings’ operations on the environment while balancing the need to address the energy requirements of Texas. EFH Corp.’s Sustainable Energy Advisory Board is comprised of individuals who represent the following interests, among others: the environment, customers, economic development in Texas and technology/reliability standards.

Federal Level — A number of pieces of legislation dealing with GHG have been recently proposed in the US Congress, including (i) the Lieberman-Warner America’s Climate Security Act of 2007 (Climate Security Act) and (ii) various federal RPS bills. None of this legislation has become law. The Climate Security Act would have created an economy-wide cap-and-trade program and would have required emissions to be reduced by 70% from 2005 levels from covered sources by 2050. The various federal RPS proposals have standards ranging from 20% from renewable sources by 2021 to 25% from renewable sources by 2025. President Obama has stated that he favors legislation that would (i) reduce GHG emissions by 80% by 2050 and (ii) require a federal RPS of 25% from renewable sources by 2025. The Obama Administration included in its recently published budget summary a provision for a cap-and-trade system, under which emitters of carbon dioxide or other GHG would need to purchase allowances under a federally-administered auction program, with no initial free allocations.

In April 2007, the US Supreme Court issued a decision in the case of Massachusetts v. US Environmental Protection Agency holding that CO2 and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the federal Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative, provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include EPA regulation of GHG emissions not only from motor vehicles but also from industrial sectors, including electricity generation, transmission and distribution facilities, under a new EPA rule. In July 2008, the EPA issued an Advanced Notice of Proposed Rulemaking (ANPR) and is currently considering public comments made regarding the potential regulation of GHG emissions by the EPA under the federal Clean Air Act.

State and Regional Level — The 81st Session of the Texas Legislature began in January 2009. EFC Holdings expects a number of bills to be filed in the Texas Legislature that will address global climate change. EFC Holdings opposes state-by-state regulation of GHG. There are no regional initiatives concerning GHGs in which the State of Texas is a participant.

International Level — The US currently is not a party to the Kyoto Protocol, which is a protocol to the United Nations Framework Convention on Climate Change (UNFCCC). The United Nations’ Kyoto Protocol process generally requires developed countries to cap GHG emissions at certain levels during the 2008 to 2012 time period. At the conclusion of the December 2007 United Nations Climate Change Conference, the Bali Action Plan was adopted, which identifies a work group, process and timeline for the consideration of possible post-2012 international actions to further address climate change. The US is expected to participate in this process. Recommendations will be reviewed at the UNFCCC meeting in 2009.

EFC Holdings continues to assess the risks posed by possible future legislative or regulatory changes pertaining to GHG emissions. Because the proposals described above are in their formative stages, EFC Holdings is unable to predict the potential effects on its business, financial condition and/or results of operations; however, any such effects could be material. The effect will depend, in large part, on the specific requirements of the legislation or regulation and how much, if any, of the costs are included in wholesale prices.

EFC Holdings’ Voluntary Energy Efficiency, Renewable Energy, and Global Climate Change Efforts — EFC Holdings is considering, or expects to be actively engaged in, business activities that could result in reduced GHG emissions including:

•

Investing in Energy Efficiency or Related Initiatives — EFC Holdings expects to invest $100 million in energy efficiency or related initiatives over a five-year period that began in 2008, including initiatives such as the TXU Energy Power Monitor™, an in-home display device that enables residential customers to monitor whole-house energy usage and cost in real-time, as well as projects month-end bill amounts; the TXU Energy iThermostat™, a web-enabled programmable thermostat with load control feature for cycling off air conditioners during times of peak energy demand; the development of time-based electricity rates that are expected to work in conjunction with advanced metering infrastructure; rate plans that include electricity from renewable resources; a Compact Fluorescent Light (CFL) program that provides packages of CFLs to customers; a program to refer customers to energy efficiency contractors and provide rebates to residential customers who install energy-efficient heating and cooling systems, ceiling insulation or windows; the provision of loans to business customers for purchasing new energy efficient equipment for their facilities based on a detailed engineering design through the Energy Conservation Investment Program; the Energy Efficiency Assistance Program that delivers products and services, as well as grants through social service agencies, to improve the energy efficiency of participating low income customer homes and apartment complexes; and online energy audit tools and tips for using less electricity;

•

Purchasing Electricity from Renewable Sources — EFC Holdings expects to remain a leader in the ERCOT market in providing electricity from renewable sources by purchasing up to 1,500 MW of wind power. EFC Holdings’ total wind power portfolio is currently more than 900 MW;

•	Promoting the use of Solar Power — TXU Energy’s Solar Academy works with Texas school districts to teach and demonstrate the benefits of solar power;

•

Investing in Technology — EFC Holdings will evaluate over the next five to ten years the development and commercialization of cleaner power plant technologies, including integrated gasification combined cycle and pulverized coal emissions technology to reduce CO2 emission intensity, as well as related technologies such as electric cars and plug-in hybrid electric vehicles that have the potential to reduce overall GHG emissions;

•

Evaluating the Development of a New Nuclear Generation Facility — EFC Holdings has filed an application with the NRC for combined construction and operating licenses for up to 3,400 MW of new nuclear generation capacity (the lowest emission source of baseload generation available) at its Comanche Peak nuclear generation plant. In addition, EFC Holdings has (i) filed Part I and II of a loan guarantee application with the DOE for financing of the proposed units and (ii) formed a joint venture with Mitsubishi Heavy Industries Ltd. (MHI) to further develop the units using MHI’s US-Advanced Pressurized Water Reactor technology;

•

Offsetting GHG Emissions by Planting Trees — EFC Holdings is engaged in a number of tree planting programs that offset GHG emissions, including its planting of over 1.4 million trees in 2008 (the majority of which were part of EFC Holdings’ mining reclamation effort) and TXU Energy’s Urban Tree Farm program under which it has planted more than 100,000 trees since the program’s inception in 2002.

Sulfur Dioxide, Nitrogen Oxide and Mercury Air Emissions

The EPA has promulgated Acid Rain Program rules that require fossil-fueled plants to have sufficient SO2 emission allowances and meet certain NOx emission standards. EFC Holdings’ generation plants meet these SO2 allowance requirements and NOx emission rates.

In 2005, the EPA issued a final rule to further reduce SO2 and NOx emissions from power plants. The SO2 and NOx reductions required under the Clean Air Interstate Rule (CAIR), which were required to be phased in between 2009 and 2015, were based on a cap and trade approach (market-based) in which a cap was put on the total quantity of emissions allowed in 28 eastern states (including Texas). Emitters were required to have allowances for each ton emitted, and emitters were allowed to trade emissions under the cap. In July 2008, the US Court of Appeals for the D.C. Circuit (D.C. Circuit Court) vacated CAIR. In December 2008, in response to an EPA petition, the D.C. Circuit Court reversed, in part, its previous ruling. Such reversal confirmed CAIR is not valid, but allowed it to remain in place while the EPA revises CAIR to correct the previously identified shortcomings. Since the D.C. Circuit Court did not prescribe a deadline for this revision, at this time, EFC Holdings cannot predict how or when the EPA may revise CAIR. See Note 3 to Financial Statements for discussion of the impairment of emission allowances intangible assets.

In 2005, the EPA also published a final rule requiring reductions of mercury emissions from coal-fueled generation plants. The Clean Air Mercury Rule (CAMR) was based on a nationwide cap and trade approach. The mercury reductions were required to be phased in between 2010 and 2018. In March 2008, the D.C. Circuit Court vacated CAMR. In February 2009, the US Supreme Court refused to hear the appeal of the D.C. Circuit Court’s ruling. Pursuant to the D.C. Circuit Court’s ruling, the EPA must begin development of rules implementing a Maximum Achievable Control Technology standard, which will likely take several years. See Item 3, “Legal Proceedings — Litigation Related to Generation Development.”

SO2 reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions are required on a unit-by-unit basis. The EPA provides the option for states to use CAIR to satisfy BART reductions for electric generating units, and Texas has chosen this option. The D.C. Circuit Court decision to leave CAIR in place while the EPA revises it should allow Texas to move forward with its plans.

In connection with EFC Holdings’ construction of three new lignite-fueled generation units in Texas, EFC Holdings has committed to reduce emissions of NOx, SO2 and mercury at its existing lignite/coal-fueled units such that the total of those emissions from both existing and new lignite/coal-fueled units are 20% below 2005 levels. EFC Holdings has also applied with the TCEQ to seek a “maximum achievable control technology” determination for its two Oak Grove units that are under construction and has agreed to offset any emissions above those levels. This reduction is expected to be accomplished through the installation of emissions control equipment in both the new and existing units and fuel blending at some existing units. These efforts, which will involve incremental equipment investments as well as additional costs for facility operations and maintenance in the future, will be coordinated with efforts related to applicable environmental rules to provide the most cost-effective compliance plan options.

The following are the major air quality improvements planned at EFC Holdings’ existing and new coal-fueled power plants to help meet the offset and reduction commitment:

•

To reduce NOx emissions, EFC Holdings plans to install in-duct selective catalytic reduction (SCR) systems at its Martin Lake plant. In addition, EFC Holdings plans to install selective non-catalytic reductions systems at its Monticello and Big Brown plants and improve the low-NOx burner technology at one of its Monticello units to further reduce NOx emissions. This is in addition to external SCR systems at the existing Sandow unit and new Oak Grove units;

•	To reduce mercury emissions, all of EFC Holdings’ new and existing plants plan to use activated carbon injection — a sorbent injection system technology, and

•

To reduce SO2 emissions, EFC Holdings plans to increase use of lower-sulfur coal at various plants. In addition, the Martin Lake, Monticello and Big Brown plants plan to employ coal-cleaning technology to reduce both SO2 and mercury emissions.

The Clean Air Act requires each state to monitor air quality for compliance with federal health standards. The standards for ozone are not being achieved in several areas of Texas. The TCEQ adopted new State Implementation Plan (SIP) rules in May 2007 to deal with eight-hour ozone standards. These rules require further NOx emission reductions from certain EFC Holdings peaking natural gas-fueled units in the Dallas-Fort Worth area by spring 2009; EFC Holdings expects to be in compliance with these rules. In March 2008, the EPA made the eight-hour ozone standards more stringent. Since SIP rules to address attainment of these new more stringent standards will not be required for approximately four years, EFC Holdings cannot yet predict the impact of this action on its facilities.

EFC Holdings believes that it holds all required emissions permits for facilities in operation and has applied for or obtained the necessary construction permits for facilities under construction.

Water

The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. EFC Holdings believes its facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into water. EFC Holdings believes it holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. EFC Holdings also believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to the Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain of its plants and facilities.

Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ and the EPA. EFC Holdings believes it possesses all necessary permits for these activities from the TCEQ for its present operations. EFC Holdings is in the process of obtaining the necessary water rights permit from the TCEQ for the lignite mine that will support the Oak Grove units. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures at large generation plants were published by the EPA in 2004. As prescribed in the regulations, EFC Holdings began implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. In January 2007, a federal court ruled against the EPA in a lawsuit brought by environmental groups challenging aspects of these regulations, and in July 2007, the EPA announced that it was suspending the regulations pending further rulemaking. EFC Holdings cannot predict the impact on its operations of the suspended existing regulations or of new regulations, if any, that replace them.

Radioactive Waste

EFC Holdings currently ships low-level waste material to a disposal facility outside of Texas. Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal, and in 2004 the State received a license application from such an entity for review. In January 2009, the TCEQ Commissioners voted to approve this permit. EFC Holdings intends to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. (See discussion under “Business Organization — Luminant Power — Nuclear Generation Assets” above.)

EFC Holdings believes that its on-site used nuclear fuel storage capability is sufficient for a minimum of five years. The nuclear industry is continuing to review ways to enhance security of used-fuel storage with the NRC to fully utilize physical storage capacity. Accordingly, EFC Holdings is actively reviewing alternatives for used-fuel storage, including evaluation of industry techniques such as dry cask storage.

Solid Waste, Including Fly Ash Associated with Lignite/Coal-Fueled Generation

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to EFC Holdings facilities. EFC Holdings believes it is in material compliance with all applicable solid waste rules and regulations. In addition, EFC Holdings has registered solid waste disposal sites and has obtained or applied for permits required by such regulations. In December 2008, an ash impoundment facility at another company’s site in another state ruptured releasing a significant quantity of coal ash slurry. No impoundment failures of this nature have ever occurred at any EFC Holdings impoundments, which are inspected on a regular basis. In addition, groundwater monitoring wells are sampled routinely to ensure compliance with all applicable regulations. EFC Holdings is unable to predict future impacts on its financial condition or operations due to any legislative or regulatory actions that may be taken in response to the impoundment failure mentioned above.

Environmental Capital Expenditures

Capital expenditures for EFC Holdings’ environmental projects totaled $183 million in 2008 and are expected to total approximately $165 million in 2009, consisting primarily of environmental projects at existing lignite/coal-fueled generation plants. These amounts are exclusive of emissions control equipment investment planned as part of the three-unit generation development program, which is expected to total up to $500 million over the construction period. See discussion above under “Luminant Construction” regarding planned investments in emissions control systems.

Item 1A. RISK FACTORS

Some important factors, in addition to others specifically addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that could have a material negative impact on EFC Holdings’ operations, financial results and financial condition, or could cause EFC Holdings’ actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

Risks Relating to Substantial Indebtedness and Debt Agreements

EFC Holdings’ substantial leverage could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry, expose EFC Holdings to interest rate risk to the extent of its variable rate debt and prevent EFC Holdings from meeting obligations under the various debt agreements governing its indebtedness.

EFC Holdings is highly leveraged. As of December 31, 2008, EFC Holdings’ consolidated principal amount of debt (short term borrowings and long-term debt, including amounts due currently) totaled $32.9 billion (see Note 12 to Financial Statements). EFC Holdings’ substantial leverage could have important consequences, including:

•	making it more difficult for EFC Holdings to make payments on its indebtedness;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing EFC Holdings’ ability to use its cash flow to fund operations, capital expenditures and future business opportunities and execute its strategy;

•	increasing vulnerability to adverse economic, industry or competitive developments;

•	exposing EFC Holdings to the risk of increased interest rates because 8% of its long-term borrowings are at variable rates of interest;

•	limiting ability to make strategic acquisitions or causing EFC Holdings to make non-strategic divestitures;

•

limiting ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, or to refinance existing debt, and

•

limiting ability to adjust to changing market conditions and placing EFC Holdings at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that EFC Holdings cannot due to its substantial leverage.

Despite EFC Holdings’ current high indebtedness level, it may still be able to incur substantially more indebtedness. This could further exacerbate the risks associated with EFC Holdings’ substantial indebtedness.

EFC Holdings may be able to incur additional indebtedness in the future. Although EFC Holdings’ debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to EFC Holdings’ existing debt levels, the related risks that EFC Holdings now faces would intensify.

Increases in interest rates may negatively impact EFC Holdings’ operating results and financial condition.

Certain of EFC Holdings’ borrowings, to the extent the interest rate is not fixed by interest rate swaps, are at variable rates of interest. An increase in interest rates would have a negative impact on EFC Holdings’ results of operations by causing an increase in interest expense.

At December 31, 2008, EFC Holdings had $2.6 billion aggregate principal amount of variable rate long-term indebtedness (excluding $1.25 billion of long-term borrowings associated with the TCEH Letter of Credit Facility that are invested at a variable rate), taking into account interest rate swaps that fix the interest rate on $17.55 billion in notional amount of variable rate indebtedness. As a result, as of December 31, 2008, the impact of a 100 basis point increase in interest rates would increase EFC Holdings’ annual interest expense by approximately $26 million. See discussion of interest rate swap transactions in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Activities and Events — Interest Rate Swap Transactions.”

EFC Holdings’ interest expense for the year ended December 31, 2008 was $4.187 billion.

EFC Holdings’ debt agreements contain restrictions that limit flexibility in operating its businesses.

EFC Holdings’ debt agreements contain various covenants and other restrictions that limit the ability of EFC Holdings and/or its restricted subsidiaries to engage in specified types of transactions and may adversely affect the ability to operate its businesses. These covenants and other restrictions limit EFC Holdings’ and its restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue preferred shares;

•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;

•	make investments;

•	sell or transfer assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of EFC Holdings’ assets;

•	enter into transactions with EFC Holdings’ affiliates, and

•	repaying, repurchasing or modifying certain subordinated and other material debt.

There are a number of important limitations and exceptions to these covenants and other restrictions. See Note 12 to Financial Statements for a description of these covenants and other restrictions.

Under the TCEH Senior Secured Facilities, TCEH is required to maintain a leverage ratio below specified levels. TCEH’s ability to maintain its leverage ratio below such levels can be affected by events beyond its control, and there can be no assurance that it will meet any such ratio.

A breach of any of these covenants or restrictions could result in an event of default under one or more of EFC Holdings’ debt agreements, including as a result of cross default provisions. Upon the occurrence of an event of default under one of the debt agreements, the lenders could elect to declare all amounts outstanding under that debt agreement to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under EFC Holdings’ other indebtedness. If EFC Holdings was unable to repay those amounts, the lenders could proceed against any collateral granted to them to secure such indebtedness. If lenders accelerate the repayment of borrowings, EFC Holdings may not have sufficient assets and funds to repay those borrowings.

In addition, EFH Corp. and Oncor have implemented a number of ring-fencing measures to further separate Oncor, its immediate parent, Oncor Holdings, and Oncor Holdings’ other subsidiaries, from Texas Holdings and its other subsidiaries. Those measures include Oncor not guaranteeing or pledging any of its assets to secure the indebtedness of Texas Holdings and its other subsidiaries. Accordingly, Oncor’s assets will not be available to repay any of EFC Holdings’ indebtedness.

Risks Related to Structure

EFC Holdings is a holding company and its obligations are structurally subordinated to existing and future liabilities and preferred stock of its subsidiaries.

EFC Holdings’ cash flows and ability to meet its obligations are largely dependent upon the earnings of its subsidiaries and the payment of such earnings to EFC Holdings in the form of dividends, distributions, loans or otherwise, and repayment of loans or advances from EFC Holdings. These subsidiaries are separate and distinct legal entities and have no obligation to provide EFC Holdings with funds for its payment obligations. Any decision by a subsidiary to provide EFC Holdings with funds for its payment obligations, whether by dividends, distributions, loans or otherwise, will depend on, among other things, the subsidiary’s results of operations, financial condition, cash requirements, contractual restrictions and other factors. In addition, a subsidiary’s ability to pay dividends may be limited by existing or future debt agreements or applicable law.

Because EFC Holdings is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, EFC Holdings’ rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of the subsidiary’s preferred stock. To the extent that EFC Holdings may be a creditor with recognized claims against any such subsidiary, EFC Holdings’ claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by EFC Holdings. Subject to restrictions contained in financing arrangements, EFC Holdings’ subsidiaries may incur additional indebtedness and other liabilities.

Oncor may or may not make any distributions to EFH Corp., which may result in EFH Corp. depending solely on distributions from EFC Holdings.

Upon the consummation of the Merger, EFH Corp. and Oncor, which is a subsidiary of EFH Corp. but not a subsidiary of EFC Holdings, implemented certain structural and operational “ring-fencing” measures based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further separate Oncor from the Texas Holdings Group. These measures were put into place to mitigate Oncor’s credit exposure to those entities and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities.

The creditors of EFC Holdings will not be entitled to look to the assets, financial condition or results of operations of Oncor for payments of EFC Holdings’ indebtedness.

As part of the ring-fencing measures implemented by EFH Corp. and Oncor, a majority of the members of the board of directors of Oncor are required to be independent from EFH Corp. Other than the initial independent directors that were appointed within 30 days of the consummation of the Merger, the independent directors are required to be appointed by the nominating committee of Oncor Holdings. The organizational documents of Oncor give these independent directors acting by majority vote and, during certain periods, any director designated by Texas Transmission Investment LLC, the express right to prevent distributions from Oncor if they determine that it is in the best interests of Oncor to retain such amounts to meet expected future requirements. Accordingly, there can be no assurance that Oncor will make any distributions to EFH Corp. that might in turn be contributed to EFC Holdings, and EFH Corp. may therefore rely on EFC Holdings for a significant amount of its liquidity.

Risks Relating to Businesses

EFC Holdings’ businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, its businesses and/or results of operations.

EFC Holdings’ businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including competition in the generation and sale of electricity. EFC Holdings will need to continually adapt to these changes. For example, the Texas retail electricity market became competitive in January 2002, and the introduction of competition has resulted in, and may continue to result in, declines in customer counts and sales volumes.

EFC Holdings’ businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act and the Energy Policy Act of 2005) changing governmental policy and regulatory actions (including those of the PUCT, the Electric Reliability Organization, the Texas Regional Entity, the RRC, the TCEQ, the FERC, the EPA and the NRC) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, operation of nuclear generation facilities, construction and operation of other generation facilities, recovery of costs and investments, decommissioning costs, market behavior rules, present or prospective wholesale and retail competition and environmental matters. TCEH, along with other market participants, is subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA that are administered by the PUCT and ERCOT, and, with respect to any wholesale power sales outside the ERCOT market, is subject to market behavior and other competition-related rules and regulations under the Federal Power Act that are administered by the FERC. Changes in, revisions to, or reinterpretations of existing laws and regulations (for example, with respect to prices at which TCEH may sell electricity or with respect to the required permits for the three lignite-fueled generation units currently under construction or the cost of emitting greenhouse gases) may have an adverse effect on EFC Holdings’ businesses.

Several pieces of legislation introduced in the Texas legislature during 2007, if passed, may have had a material impact on EFC Holdings and its financial prospects, including, for example, legislation that would have:

•

required EFH Corp. to separate its subsidiaries into two or three stand-alone companies, including the separation of certain TCEH subsidiaries, which could have resulted in a significant tax cost or the sale of assets for an amount EFC Holdings would not have considered to be full value;

•

required divestiture of significant wholesale power generation assets, which also could have resulted in a significant tax cost or the sale of assets for an amount EFC Holdings would not have considered to be full value, and

•	given new authority to the PUCT to cap retail electricity prices.

Although none of this legislation was passed, there can be no assurance that future action of the Texas Legislature, which could be similar or different from the proposals considered by the 2007 Texas Legislature, will not have a material adverse effect on EFC Holdings and its financial prospects. The Texas Legislature commenced its current session in January 2009. The outcome of any legislation that may be considered by the Texas Legislature in 2009 is uncertain. Such legislation could have an adverse effect on EFC Holdings’ business and financial prospects.

Litigation or legal proceedings could expose EFC Holdings to significant liabilities and reputation damage, and have a material adverse effect on its results of operations, and the litigation environment in which EFC Holdings operates poses a significant risk to its businesses.

EFC Holdings is involved in the ordinary course of business in a number of lawsuits involving employment, commercial, environmental and injuries and damages issues, among other matters, such as challenges (to which EFC Holdings may or may not be a direct party) to the permits that have been issued or may be issued for the new lignite-fueled generation units currently under construction. EFC Holdings evaluates litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, EFC Holdings establishes reserves and discloses the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from current assessments and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on EFC Holdings’ results of operations.

In addition, judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases. EFC Holdings uses legal and appropriate means to contest litigation threatened or filed against it, but the litigation environment in the state of Texas poses a significant business risk.

EFC Holdings is also exposed to the risk that it may become the subject of regulatory investigations. See Item 3 “Legal Proceedings — Regulatory Investigations and Reviews”.

TXU Energy may lose a significant number of retail customers due to competitive marketing activity by other retail electric providers.

TXU Energy faces competition for customers. Competitors may offer lower prices and other incentives, which, despite TXU Energy’s long-standing relationship with customers, may attract customers away from TXU Energy.

In some retail electric markets, TXU Energy’s principal competitor may be the incumbent REP. The incumbent REP has the advantage of long-standing relationships with its customers, including well-known brand recognition.

In addition to competition from the incumbent REP, TXU Energy may face competition from a number of other energy service providers, other energy industry participants, or nationally branded providers of consumer products and services who may develop businesses that will compete with TXU Energy. Some of these competitors or potential competitors may be larger or better capitalized than TXU Energy. If there is inadequate potential margin in these retail electric markets, it may not be profitable for TXU Energy to compete in these markets.

EFC Holdings’ revenues and results of operations may be negatively impacted by decreases in market prices for power, decreases in natural gas prices, and/or decreases in market heat rates.

EFC Holdings is not guaranteed any rate of return on capital investments in its competitive businesses. EFC Holdings markets and trades electricity and natural gas, including electricity from its own generation facilities and generation contracted from third parties, as part of its wholesale markets operation. EFC Holdings’ results of operations depend in large part upon market prices for electricity, natural gas, uranium, coal and transportation in its regional market and other competitive markets and upon prevailing retail electricity rates, which may be impacted by actions of regulatory authorities. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

Some of the fuel for EFC Holdings’ generation facilities is purchased under short-term contracts. Prices of fuel, including natural gas, coal, and nuclear fuel, may also be volatile, and the price EFC Holdings can obtain for electricity sales may not change at the same rate as changes in fuel costs. In addition, EFC Holdings purchases and sells natural gas and other energy related commodities, and volatility in these markets may affect costs incurred in meeting obligations.

Volatility in market prices for fuel and electricity may result from the following:

•	volatility in natural gas prices;

•	volatility in market heat rates;

•	severe or unexpected weather conditions;

•	seasonality;

•	changes in electricity and fuel usage;

•	illiquidity in the wholesale power or other markets;

•	transmission or transportation constraints, inoperability or inefficiencies;

•	availability of competitively-priced alternative energy sources;

•	changes in supply and demand for energy commodities, including nuclear fuel and related enrichment and conversion services;

•	changes in generation efficiency;

•	outages at EFC Holdings’ generation facilities or those of competitors;

•	changes in the credit risk or payment practices of market participants;

•	changes in production and storage levels of natural gas, lignite, coal, crude oil and refined products;

•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and

•	federal, state and local energy, environmental and other regulation and legislation.

All of EFC Holdings’ generation facilities are located in the ERCOT market, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT market generally correlate with the price of natural gas because marginal electricity demand is generally supplied by natural gas-fueled generation plants.

Wholesale electricity prices also correlate with market heat rates (a measure of efficiency of the marginal price-setting generator of electricity), which could fall if demand for electricity were to decrease or if additional generation facilities are built in ERCOT. Accordingly, the contribution to earnings and the value of EFC Holdings’ baseload (lignite/coal-fueled and nuclear) generation assets, which provided a substantial portion of EFC Holdings’ supply volumes in 2008, are dependent in significant part upon the price of natural gas and market heat rates. As a result, EFC Holdings’ baseload generation assets could significantly decrease in profitability and value if natural gas prices or market heat rates fall.

EFC Holdings’ assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and hedging transactions may not work as planned or hedge counterparties may default on their obligations.

EFC Holdings cannot fully hedge the risk associated with changes in commodity prices, most notably natural gas prices, or market heat rates because of the expected useful life of its generation assets and the size of its position relative to market liquidity. To the extent EFC Holdings has unhedged positions, fluctuating commodity prices and/or market heat rates can materially impact its results of operations and financial position, either favorably or unfavorably.

To manage its financial exposure related to commodity price fluctuations, EFC Holdings routinely enters into contracts to hedge portions of purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, lignite, coal, crude oil, diesel fuel and refined products, and other commodities, within established risk management guidelines. As part of this strategy, EFC Holdings routinely utilizes fixed-price forward physical purchase and sale contracts, futures, financial swaps and option contracts traded in over-the-counter markets or on exchanges. Although EFC Holdings devotes a considerable amount of time and effort to the establishment of risk management procedures, as well as the ongoing review of the implementation of these procedures, the procedures in place may not always function as planned and cannot eliminate all the risks associated with these activities. For example, EFC Holdings hedges the expected needs of its wholesale and retail customers, but unexpected changes due to weather, natural disasters (such as Hurricane Ike), market constraints or other factors could cause EFC Holdings to purchase power to meet unexpected demand in periods of high wholesale market prices or resell excess power into the wholesale market in periods of low prices. As a result of these and other factors, EFC Holdings cannot precisely predict the impact that risk management decisions may have on its businesses, results of operations or financial position.

With the tightening of credit markets, there has been some decline in the number of market participants in the energy commodities markets, resulting in less liquidity, particularly in the ERCOT wholesale electricity market. Participation by financial institutions and other intermediaries (including investment banks) has particularly declined. Extended declines in market liquidity could materially affect EFC Holdings’ ability to hedge its financial exposure to desired levels.

To the extent it engages in hedging and risk management activities, EFC Holdings is exposed to the risk that counterparties that owe it money, energy or other commodities as a result of market transactions will not perform their obligations. Should the counterparties to these arrangements fail to perform, EFC Holdings might be forced to enter into alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, EFC Holdings might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default on its obligations to pay ERCOT for power taken, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants, including EFC Holdings.

EFC Holdings may suffer material losses, costs and liabilities due to ownership and operation of the Comanche Peak nuclear generation plant.

The ownership and operation of a nuclear generation plant involves certain risks. These risks include:

•	unscheduled outages or unexpected costs due to equipment, mechanical, structural or other problems;

•	inadequacy or lapses in maintenance protocols;

•	the impairment of reactor operation and safety systems due to human error;

•	the costs of storage, handling and disposal of nuclear materials;

•	the costs of procuring nuclear fuel;

•	the costs of securing the plant against possible terrorist attacks;

•	limitations on the amounts and types of insurance coverage commercially available, and

•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives.

The prolonged unavailability of Comanche Peak could materially affect EFC Holdings’ financial condition and results of operations. The following are among the more significant of these risks:

•

Operational Risk—Operations at any nuclear generation plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Furthermore, a shut-down or failure at any other nuclear generation plant could cause regulators to require a shut-down or reduced availability at Comanche Peak.

•

Regulatory Risk—The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear generation facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•

Nuclear Accident Risk—Although the safety record of Comanche Peak and other nuclear generation plants generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life, injury, lasting negative health impact, and property damage. Any accident, or perceived accident, could result in significant liabilities and damage EFC Holdings’ reputation. Any such resulting liability from a nuclear accident could exceed EFC Holdings’ resources, including insurance coverage.

The operation and maintenance of electricity generation facilities involves significant risks that could adversely affect EFC Holdings’ results of operations and financial condition.

The operation and maintenance of electricity generation facilities involves many risks, including, as applicable, start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or dependability, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant number of EFC Holdings’ facilities were constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency and availability. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive generation market, (b) any unexpected failure to generate electricity, including failure caused by breakdown or forced outage and (c) damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, EFC Holdings’ ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, EFC Holdings could be subject to additional costs and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, the ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside EFC Holdings’ control.

EFC Holdings’ cost of compliance with environmental laws and regulations and its commitments, and the cost of compliance with new environmental laws, regulations or commitments could materially adversely affect EFC Holdings’ results of operations and financial condition.

EFC Holdings is subject to extensive environmental regulation by governmental authorities. In operating its facilities, EFC Holdings is required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits. EFC Holdings may incur significant additional costs beyond those currently contemplated to comply with these requirements. If EFC Holdings fails to comply with these requirements, it could be subject to civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to EFC Holdings or its facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements.

In conjunction with the building of three new generation units, EFH Corp. has committed to reduce emissions of mercury, NOX and SO2 associated with its baseload generation units so that the total of these emissions from both existing and new lignite/coal-fueled units are 20% below 2005 levels. EFC Holdings may incur significantly greater costs than those contemplated in order to achieve this commitment.

EFH Corp. has formed a Sustainable Energy Advisory Board that advises it in its pursuit of technology development opportunities that, among other things, are designed to reduce EFH Corp.’s impact on the environment. Any adoption of Sustainable Energy Advisory Board recommendations may cause EFC Holdings to incur significant costs in addition to the costs referenced above.

EFC Holdings may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if EFC Holdings fails to obtain, maintain or comply with any such approval, the operation and/or construction of its facilities could be stopped, curtailed or modified or become subject to additional costs.

In addition, EFC Holdings may be responsible for any on-site liabilities associated with the environmental condition of facilities that it has acquired, leased or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and sales of assets, EFC Holdings may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could, depending on the circumstances, assert an environmental claim against EFC Holdings or fail to meet its indemnification obligations to EFC Holdings.

EFC Holdings’ financial condition and results of operations may be materially adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change.

In recent years, a growing concern has emerged nationally and internationally about global climate change and how greenhouse gas emissions (GHGs), such as CO2, contribute to global climate change. Several bills addressing climate change have been introduced in the US Congress or discussed by the Obama Administration that are intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon emissions (carbon-tax) and incentives for the development of low-carbon technology and federal renewable portfolio standards. In addition, in April 2007, the US Supreme Court issued its decision in Massachusetts v. US Environmental Protection Agency holding that CO2 and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. Some commentators believe that the possible outcome from the decision include regulation of GHG not only from motor vehicles but also from industrial sectors, including electricity generation, transmission and distribution facilities. EFC Holdings produces GHG emissions from the combustion of fossil fuels at its generation plants. EFC Holdings estimates that its generation plants produced an average of 58 million tons of CO2 annually from 2005 to 2007. The three new lignite-fueled units currently under construction that EFC Holdings estimates will come on-line in 2009 and 2010 will generate additional CO2 emissions. Because a substantial portion of its generation portfolio consists of lignite/coal-fueled generation plants, EFC Holdings’ financial condition and results of operations could be materially adversely affected by the enactment of any legislation or regulation that mandates a reduction in GHG emissions or that imposes financial penalties, costs or taxes upon those that produce GHG emissions. For example, to the extent a cap-and-trade program is adopted, EFC Holdings may be required to incur material costs to reduce its GHG emissions or to procure emission allowances or credits to comply with such program. To the extent a carbon-tax is adopted, EFC Holdings could be subject to a material tax liability under such a program and could incur material costs to reduce its GHG emissions in order to reduce such tax liability.

EFC Holdings’ financial condition and results of operations may be materially adversely affected by the effects of extreme weather conditions.

EFC Holdings could be subject to the effects of extreme weather. Extreme weather conditions could stress EFC Holdings’ generation facilities resulting in increased maintenance and capital expenditures. Extreme weather events, including hurricanes, storms or other natural disasters, could be destructive and result in casualty losses that are not ultimately offset by insurance proceeds or in increased capital expenditures or costs, including supply chain costs.

Moreover, an extreme weather event could cause disruption in service to customers due to downed wires and poles or damage to other operating equipment, which could result in EFC Holdings foregoing sales of electricity and lost revenue. Similarly, an extreme weather event might affect the availability of generation and transmission capacity, limiting EFC Holdings’ ability to source or deliver electricity to where it is needed. These conditions, which cannot be reliably predicted, could have an adverse consequence by requiring EFC Holdings to seek additional sources of electricity when wholesale markets are tight or to seek to sell excess electricity when those markets are weak.

EFC Holdings’ growth strategy, including investment in three new lignite-fueled generation units, may not be executed as planned which could adversely impact its financial condition and results of operations.

There can be no guarantee that the execution of EFC Holdings’ growth strategy will be successful. As discussed below, EFC Holdings’ growth strategy is dependent upon many factors. Changes in laws, regulations, markets, costs, the outcome of on-going litigation or other factors could negatively impact the execution of EFC Holdings’ growth strategy, including causing management to change the strategy. Even if EFC Holdings is able to execute its growth strategy, it may take longer than expected and costs may be higher than expected.

There can be no guarantee that the execution of the lignite-fueled generation development program will be successful. While EFC Holdings has experience in operating lignite-fueled generation facilities, it has limited recent experience in constructing, commissioning and starting-up such facilities. To the extent construction is not managed efficiently and to a timely conclusion, cost overruns may occur, resulting in the overall program costing significantly more than anticipated. This may also result in delays in the expected online dates for the facilities resulting in less overall income than projected. While EFC Holdings believes it can acquire the resources needed to effectively execute this program, it is exposed to the risk that it may not be able to attract and retain skilled labor, at projected rates, for constructing, commissioning and starting-up these new facilities.

EFC Holdings’ lignite-fueled generation development program is subject to changes in laws, regulations and policies that are beyond its control. Changes in law, regulation or policy regarding commodity prices, power prices, electricity competition or solid-fuel generation facilities or other related matters could adversely impact this program. In recent months, global warming has received significant media attention, which has resulted in legislators focusing on environmental laws, regulations and policies. Changes in environmental law, regulation or policy, such as regulations of emissions of carbon dioxide, could adversely impact this program. Although EFC Holdings has received permits to construct and operate the new units that are a part of the lignite-fueled generation development program, some of these permits are subject to ongoing litigation. See Item 3 “Legal Proceedings — Litigation Related to Generation Facilities” for further detail regarding such ongoing litigation. An adverse ruling on these matters could materially and adversely effect the implementation of this program.

EFC Holdings’ lignite-fueled generation development program is subject to changes in the electricity market, primarily ERCOT, that are beyond its control. If demand growth is less than expected or if other generation companies build a significant amount of new generation assets in ERCOT, market prices of power could fall such that the new generation capacity becomes uneconomical. In addition, any unanticipated reduction in wholesale electricity prices, market heat rates and natural gas prices, which could occur for a variety of reasons, could adversely impact this program. Even if EFC Holdings enters into hedges to reduce such exposures, it would still be subject to the credit risk of its counterparties.

EFC Holdings’ lignite-fueled generation development program is subject to other risks that are beyond its control. For example, EFC Holdings is exposed to the risk that a change in technology for electricity generation facilities and/or emissions control technologies may make other generation facilities less costly and more attractive than EFC Holdings’ new generation facilities. EFC Holdings is subject to risks relating to transmission capabilities and constraints. EFC Holdings is also exposed to the risk that its contractors may default on their obligations and compensation for damages received, if any, will not cover its losses.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful. In addition, EFC Holdings may incur significant transition costs and/or experience significant operational disruptions in connection with the termination of its outsourcing arrangement with Capgemini.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and if unsuccessful, may instead result in significant additional costs as well as significant disruptions in EFC Holdings’ operations due to employee displacement and the rapid pace of changes to organizational structure and operating practices and processes. Such additional costs or operational disruptions could have an adverse effect on EFC Holdings’ business and financial prospects. For example, EFC Holdings is in the process of upgrading or replacing certain of its software systems, most notably is the transition of its retail customer care and revenue management software systems to a new SAP software platform. Such transition could result in material disruptions to EFC Holdings’ operations. Disruptions in retail customer care operations could result in decreased revenue should the number of customers decline due to customer dissatisfaction. Disruptions in retail revenue management operations could result in decreased revenue or delayed or lost cash flows to the extent such disruptions result in billing errors or the inability to bill or collect payments for an extended period of time.

In addition, EFC Holdings may incur significant transition costs or experience significant operational disruptions in connection with the termination of its outsourcing arrangement with Capgemini as it transitions the business support services back to EFC Holdings or to other vendors. Such additional costs and/or operational difficulties could have an adverse effect on EFC Holdings’ business and financial prospects. Moreover, EFC Holdings is subject to the risk that any new outsourcing arrangements for such business support services may not produce the desired cost savings.

TXU Energy’s retail business is subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to its reputation and/or the results of operations of the retail business.

TXU Energy’s retail business requires access to sensitive customer data in the ordinary course of business. Examples of sensitive customer data are names, addresses, account information, historical electricity usage, expected patterns of use, payment history, credit bureau data, credit and debit card account numbers, drivers license numbers, social security numbers and bank account information. TXU Energy’s retail business may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center operations, to the retail business. If a significant breach occurred, the reputation of TXU Energy’s retail business may be adversely affected, customer confidence may be diminished, or TXU Energy’s retail business may be subject to legal claims, any of which may contribute to the loss of customers and have a negative impact on the business and/or results of operations.

TXU Energy relies on the infrastructure of local utilities or independent transmission system operators to provide electricity to, and to obtain information about, its customers. Any infrastructure failure could negatively impact customer satisfaction and could have a material negative impact on its business and results of operations.

TXU Energy depends on transmission and distribution facilities owned and operated by unaffiliated utilities, as well as Oncor’s facilities, to deliver the electricity it sells to its customers. If transmission capacity is inadequate, TXU Energy’s ability to sell and deliver electricity may be hindered, it may have to forgo sales or it may have to buy more expensive wholesale electricity than is available in the capacity-constrained area. For example, during some periods, transmission access is constrained in some areas of the Dallas-Fort Worth metroplex, where TXU Energy has a significant number of customers. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower profits. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Energy’s customers could negatively impact the satisfaction of its customers with its service.

TXU Energy offers bundled services to its retail customers, with some bundled services offered at fixed prices and for fixed terms. If TXU Energy’s costs for these bundled services exceed the prices paid by its customers, its results of operations could be materially adversely affected.

TXU Energy offers its customers a bundle of services that include, at a minimum, electricity plus transmission, distribution and related services. The prices TXU Energy charges for its bundle of services or for the various components of the bundle, any of which may be fixed by contract with the customer for a period of time, could fall below TXU Energy’s underlying cost to provide the components of such services.

TXU Energy’s retail business is subject to the risk that it will not be able to profitably serve its customers given its previously announced price cuts and price protection, which could result in an adverse impact to its reputation and/or results of operations.

TXU Energy committed in 2006 to not increase prices above then current levels through 2009 for qualifying residential customers who remain on certain plans with rates that were then equal to the formerly regulated rate. The prices TXU Energy charges during this period could fall below TXU Energy’s underlying cost to provide electricity.

TXU Energy’s REP certification is subject to PUCT review.

The PUCT may at any time initiate an investigation into whether TXU Energy is compliant with PUCT Substantive Rules and whether it has met all of the requirements for REP certification, including financial requirements. Any removal or revocation of a REP certification would mean that TXU Energy would no longer be allowed to provide electricity service to retail customers. Such decertification would have an adverse effect on TXU Energy and its financial prospects. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulations and Rates” regarding a proposed rule replacement.

Changes in technology may reduce the value of EFC Holdings’ generation plants and may significantly impact its businesses in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines and photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with the traditional generation plants owned by EFC Holdings. While demand for electric energy services is generally increasing throughout the U.S., the rate of construction and development of new, more efficient generation facilities may exceed increases in demand in some regional electricity markets. Consequently, where EFC Holdings has facilities, the profitability and market value of its generation assets could be significantly reduced. Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of EFC Holdings’ generation assets. Changes in technology could also alter the channels through which retail customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, EFC Holdings’ revenues could be reduced.

EFC Holdings’ revenues and results of operations may be adversely impacted by decreases in market prices of power due to the development of wind generation power sources.

A significant amount of investment in wind generation in the ERCOT market over the past few years has increased overall wind power generation capacity. Generally, the increased capacity has led to lower wholesale electricity prices (driven by lower market heat rates) in the zones at or near wind generation development, especially in, but not exclusive to, the ERCOT West zone where most of the new wind power generation is located. As a result, the profitability of EFC Holdings’ generation facilities and power purchase contracts, including certain wind generation power purchase contracts, has been impacted by the effects of the wind power generation, and the value could significantly decrease if wind power generation has a material sustained effect on market heat rates.

EFC Holdings’ revenues and results of operations may be adversely impacted as ERCOT transitions the current zonal market structure to a nodal wholesale market.

Substantially all of EFC Holdings’ businesses are located in the ERCOT market, which is currently in the process of transitioning from a zonal market structure with four Congestion Management Zones to a nodal market structure that will directly manage congestion on a localized basis. In a nodal market, the prices received and paid for power will be based on pricing determined at specific interconnection points on the transmission grid (i.e., Locational Marginal Pricing), which could result in lower revenues or higher costs for EFC Holdings’ businesses. This market structure change could have a significant impact on the profitability and value of EFC Holdings’ businesses depending on how the Locational Marginal Pricing develops.

EFC Holdings’ future results of operations may be negatively impacted by settlement adjustments determined by ERCOT related to prior periods.

ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT market. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. Settlement information is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within six months after the operating day. Likewise, ERCOT has the ability to resettle any operating day at any time after the six month settlement period, usually the result of a lingering dispute, an alternative dispute resolution process or litigated event. As a result, EFC Holdings is subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting EFC Holdings’ future reported results of operations.

EFC Holdings’ results of operations and financial condition could be negatively impacted by any development or event beyond EFC Holdings’ control that causes economic weakness in the ERCOT market.

EFC Holdings derives substantially all of its revenues from operations in the ERCOT market, which covers approximately 75% of the geographical area in the state of Texas. As a result, regardless of the state of the economy in areas outside the ERCOT market, economic weakness in the ERCOT market could lead to reduced demand for electricity in the ERCOT market. Such a reduction could have a material negative impact on EFC Holdings’ results of operations and financial condition.

TCEH’s credit ratings could negatively affect EFC Holdings’ ability to access capital and could require EFC Holdings or its subsidiaries to post collateral or repay certain indebtedness.

Downgrades in TCEH’s long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and might trigger liquidity demands pursuant to the terms of new commodity contracts, leases or other agreements. In connection with the Merger, Fitch, Moody’s and S&P downgraded EFH Corp.’s and TCEH’s long term debt ratings, and in November 2008, Moody’s changed the rating outlook for EFH Corp. and TCEH to negative from stable, primarily due to elections by EFH Corp. and TCEH to exercise the “payment-in-kind” (PIK) interest payment option on their respective senior toggle notes. See Note 12 to Financial Statements for discussion of EFC Holdings’ guarantee of certain EFH Corp. senior notes.

Most of EFC Holdings’ large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions. If TCEH’s credit ratings decline, the costs to operate EFC Holdings’ businesses would likely increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with EFC Holdings (or its applicable subsidiary).

The global financial crisis has caused unprecedented market volatility and may have impacts on EFC Holdings’ business and financial condition that EFC Holdings currently cannot predict.

Because its operations are capital intensive, EFC Holdings. expects to rely over the long-term upon access to financial markets (particularly the attainment of liquidity facilities) as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its credit facilities. The capital and credit markets have been experiencing extreme volatility and disruption. As a result, the continued credit crisis and related turmoil in the global financial system may have an impact on EFC Holdings’ business and financial condition. EFC Holdings’ ability to access the capital or credit markets may be severely restricted at a time when EFC Holdings would like, or needs, to access those markets, which could have an impact on EFC Holdings’ flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially adversely impacted by these market conditions. As such, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for EFC Holdings. If current levels of market disruption and volatility continue or worsen, EFC Holdings may be forced to meet its liquidity needs, such as its anticipated capital expenditures, through its cash flows. Additionally, the crisis could have a broader impact on business in general in ways that could lead to reduced electricity usage, which could have a negative impact on EFC Holdings’ revenues, and the credit crisis could have an impact on EFC Holdings’ customers, counterparties and/or lenders, causing them to fail to meet their obligations to EFC Holdings.

EFC Holdings’ liquidity needs could be difficult to satisfy, particularly during times of uncertainty in the financial markets and/or during times when there are significant changes in commodity prices. The inability to access liquidity, particularly on favorable terms, could materially adversely affect results of operations and/or financial condition.

EFC Holdings’ businesses are capital intensive. EFC Holdings and its subsidiaries rely on access to financial markets and liquidity facilities as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to that which is currently being experienced in the financial markets, could impact EFC Holdings’ ability to meet its shortened liquidity requirements and to sustain and grow its businesses and would likely increase capital costs. EFC Holdings’ access to the financial markets and liquidity facilities could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•	economic weakness in the ERCOT or general US market;

•	changes in interest rates;

•	a deterioration of EFC Holdings’ credit or the credit of its subsidiaries or a reduction in TCEH’s credit ratings;

•	a deterioration of the credit or bankruptcy of one or more lenders or counterparties under its liquidity facilities that affects the ability of such lender(s) to make loans to TCEH;

•	volatility in commodity prices that increases margin or credit requirements;

•	a material breakdown in EFC Holdings’ risk management procedures, and

•	the occurrence of changes in EFC Holdings’ businesses that restrict its ability to access liquidity facilities.

Although EFC Holdings expects to actively manage the liquidity exposure of existing and future hedging arrangements, given the size of the long-term hedging program, any significant increase in the price of natural gas could result in EFC Holdings being required to provide cash or letter of credit collateral in substantial amounts. While these potential posting obligations are primarily supported by the liquidity facilities, for certain transactions there is a potential for the timing of postings on the commodity contract obligations to vary from the timing of borrowings from the TCEH Commodity Collateral Posting Facility. Any perceived reduction in EFC Holdings’ credit quality could result in clearing agents or other counterparties requesting additional collateral. EFC Holdings has potential credit concentration risk related to the limited number of lenders that provide EFC Holdings liquidity to support its hedging program. A deterioration of the credit quality of such lenders could materially affect EFC Holdings’ ability to continue such program on acceptable terms. An event of default by one or more of EFC Holdings’ hedge counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if EFC Holdings owes amounts related to its commodity contracts or delays in receipts of expected settlements if the hedge counterparties owe amounts to EFC Holdings.

In the event that the governmental agencies that regulate the activities of EFC Holdings’ businesses determine that the creditworthiness of any such business is inadequate to support its activities, such agencies could require EFC Holdings to provide additional cash or letter of credit collateral in substantial amounts to qualify to do business.

In the event EFC Holdings’ liquidity facilities are being used largely to support the long-term hedging program as a result of a significant increase in the price of natural gas or significant reduction in credit quality, EFC Holdings may have to forego certain capital expenditures or other investments in its competitive businesses or other business opportunities.

Further, a lack of available liquidity could adversely impact the evaluation of EFC Holdings’ creditworthiness by counterparties and rating agencies. In particular, such concerns by existing and potential counterparties could significantly limit TCEH’s wholesale markets activities, including its long-term hedging program.

As was the case in the fourth quarter 2008 (as discussed in Notes 1 and 3 to Financial Statements), goodwill and/or other intangible assets not subject to amortization that EFC Holdings has recorded in connection with the Merger are subject to at least annual impairment evaluations and as a result, EFC Holdings could be required to write off some or all of this goodwill and other intangible assets, which may reflect adverse impacts on EFC Holdings’ financial condition and results of operations.

In accordance with SFAS 142, goodwill and certain other indefinite-lived intangible assets that are not subject to amortization are reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired. Any reduction in or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could cause a material adverse impact on EFC Holdings’ reported results of operations and financial position.

The loss of the services of EFC Holdings’ key management and personnel could adversely affect EFC Holdings’ ability to operate its businesses.

EFC Holdings’ future success will depend on its ability to continue to attract and retain highly qualified personnel. EFC Holdings competes for such personnel with many other companies, in and outside EFC Holdings’ industry, government entities and other organizations. EFC Holdings may not be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. EFC Holdings’ failure to attract new personnel or retain existing personnel could have a material adverse effect on its businesses.

The Sponsor Group controls and may have conflicts of interest with EFC Holdings in the future.

The Sponsor Group indirectly owns approximately 60% of EFH Corp.’s capital stock on a fully-diluted basis through their investment in Texas Holdings. As a result of this ownership and the Sponsor Group’s ownership in interests of the general partner of Texas Holdings, the Sponsor Group has control over decisions regarding EFC Holdings’ operations, plans, strategies, finances and structure, including whether to enter into any corporate transaction, and will have the ability to prevent any transaction that requires the approval of EFH Corp.’s stockholders.

Additionally, each member of the Sponsor Group is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with EFC Holdings. Members of the Sponsor Group may also pursue acquisition opportunities that may be complementary to EFC Holdings’ businesses and, as a result, those acquisition opportunities may not be available to EFC Holdings So long as the members of the Sponsor Group, or other funds controlled by or associated with the members of the Sponsor Group, continue to indirectly own a significant amount of the outstanding shares of EFH Corp.’s common stock, even if such amount is less than 50%, the Sponsor Group will continue to be able to strongly influence or effectively control EFC Holdings’ decisions.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

Litigation Related to Generation Development

An administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas to EFC Holdings’ subsidiary was filed in September 2007 in the State District Court of Travis County, Texas. Plaintiffs asked that the District Court reverse the TCEQ’s approval of the Oak Grove air permit and the TCEQ’s adoption and approval of the TCEQ Executive Director’s Response to Comments and remand the matter back to the TCEQ for further proceedings. The TCEQ has filed the administrative record with the District Court. In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before the TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings. Finally, the plaintiffs in these two additional lawsuits filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to the SOAH for further proceedings. One of the plaintiffs has asked the court to consolidate all these proceedings, and the Attorney General of Texas, on behalf of TCEQ, has filed pleas to the jurisdiction that would, if granted, dismiss all but the administrative appeal. EFC Holdings does not know when the court will rule on these requests. EFC Holdings believes the Oak Grove air permit granted by the TCEQ is protective of the environment and that the application for and the processing of the air permit by the TCEQ was in accordance with law. There can be no assurance that the outcome of these matters would not result in an adverse impact on the Oak Grove project.

In December 2006, a lawsuit was filed in the US District Court for the Western District of Texas against Luminant Generation Company LLC, Oak Grove Management Company LLC (both indirect wholly-owned subsidiaries of EFC Holdings) and EFH Corp. The complaint sought declaratory and injunctive relief, as well as the assessment of civil penalties, with respect to the permit application for the construction and operation of the Oak Grove generation facility in Robertson County, Texas. The plaintiffs alleged violations of the Federal Clean Air Act, Texas Health and Safety Code and Texas Administrative Code and sought to temporarily and permanently enjoin the construction and operation of the Oak Grove generation plant. The complaint also asserted that the permit application was deficient in failing to comply with various modeling and analyses requirements relative to the impact of emissions from the Oak Grove plant. Plaintiffs further requested that the District Court enter an order requiring the defendants to take other appropriate actions to remedy, mitigate and offset alleged harm to the public health and environment. EFC Holdings believes the Oak Grove air permit granted by the TCEQ in June 2007 is protective of the environment and that the application for and the processing of the air permit by Oak Grove Management Company LLC with the TCEQ has been in accordance with applicable law. EFH Corp. and the other defendants filed a Motion to Dismiss the litigation, which was granted by the District Court in May 2007. The plaintiffs appealed the District Court’s dismissal of the case to the US Fifth Circuit Court of Appeals, and in July 2008, the US Fifth Circuit Court of Appeals upheld the District Court’s dismissal of the case. The plaintiffs appealed that decision by the US Fifth Circuit Court of Appeals to the US Supreme Court and in December 2008, the US Supreme Court denied the plaintiffs’ petition for review. Accordingly, this litigation has concluded favorably for EFC Holdings.

In May 2008, the Sierra Club announced that it may sue Oak Grove Management Company LLC for violating federal Clean Air Act provisions regarding hazardous air pollutants. Similarly, in July 2008, the Sierra Club announced that it may sue Luminant, after the expiration of a 60-day waiting period, for violating federal Clean Air Act provisions in connection with its Martin Lake generation facility. In December 2008, Luminant reached a settlement with the Sierra Club regarding its allegations relating to Oak Grove. Pursuant to the settlement, Luminant has filed for a Maximum Achievable Control Technology determination for hazardous air pollutant emissions by the TCEQ and has agreed to offset any emissions above the levels set in that review; in exchange the Sierra Club will not pursue legal action to obstruct construction or commencement of operation of the Oak Grove units. EFC Holdings cannot predict whether the Sierra Club will actually file suit relating to Martin Lake or the outcome of any such proceeding.

In September 2007, a subsidiary of EFC Holdings acquired from Alcoa Inc. the air permit related to the Sandow 5 facility that had been previously issued by the TCEQ. Although a federal district court approved a settlement pursuant to which EFC Holdings acquired the permit, environmental groups opposed to the settlement appealed the district court’s decision to the US Fifth Circuit Court of Appeals. In June 2008, the US Fifth Circuit Court of Appeals upheld the district court’s decision. The time period for the environmental groups to petition the US Supreme Court for review elapsed without any such petition being filed. Accordingly, this litigation has concluded favorably to EFC Holdings.

Other Litigation

In July 2008, Alcoa Inc. filed a lawsuit in Milam County, Texas district court against Luminant Generation Company LLC, Luminant Mining Company LLC, Sandow Power Company LLC, Luminant Energy Company LLC (each of which is an indirect wholly-owned subsidiary of EFC Holdings) and EFH Corp. The lawsuit makes various claims concerning operation of the Sandow Unit 4 generation facility and the Three Oaks lignite mine and construction of the Sandow 5 unit, including claims for breach of contract, breach of fiduciary duty, fraud and conversion, and requests money damages in an unspecified amount, declaratory judgment, an accounting and rescission. A federal district court in Austin, Texas has ordered Alcoa Inc. to amend its Milam County complaint to remove any references to a federal consent decree relating to Sandow Units 4 and 5. Alcoa Inc. has not yet filed its amended complaint. While EFC Holdings is unable to estimate any possible loss or predict the outcome of this litigation, EFC Holdings believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

Regulatory Investigations and Reviews

In March 2007, the PUCT issued a Notice of Violation (NOV) stating that the PUCT staff was recommending an enforcement action, including the assessment of administrative penalties, against EFH Corp. and certain affiliates for alleged market power abuse by its power generation affiliates and Luminant Energy in ERCOT-administered balancing energy auctions during certain periods of the summer of 2005. In September 2007, the PUCT issued a revised NOV in which the proposed administrative penalty amount was reduced from $210 million to $171 million. The revised NOV was necessary, according to the PUCT staff, to correct calculation errors in the initial NOV. As revised, the NOV was premised upon the PUCT staff’s allegation that Luminant Energy’s bidding behavior was not competitive and increased market participants’ costs of balancing energy by approximately $57 million, including approximately $19 million in incremental revenues to EFC Holdings. In November 2008, representatives of the parties to the NOV proceeding entered into a Settlement Agreement as a means of fully resolving all matters related to the NOV. Among other things, the Settlement Agreement provides for payment by Luminant of an administrative penalty of $15 million to the PUCT and acknowledgment from the PUCT staff that Luminant’s Voluntary Mitigation Plan (VMP), which was filed with the PUCT in July 2007, continues to represent an appropriate safe harbor for Luminant from future enforcement actions for activities covered by the VMP. In addition, the PUCT staff agreed that neither the payment of the penalty amount by Luminant nor anything in the Settlement Agreement should be construed as an admission of liability by Luminant. Luminant expressly denied such liability in the Settlement Agreement. The Settlement Agreement was approved by the PUCT in December 2008, and the $15 million was paid to the PUCT in January 2009.

In June 2008, the EPA issued a request for information to Luminant Energy under EPA’s authority under Section 114 of the Clean Air Act. The stated purpose of the request is to obtain information necessary to determine compliance with the Clean Air Act, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. EFC Holdings is cooperating with the EPA and is responding in good faith to the EPA’s request. EFC Holdings is unable to predict the outcome of this matter.

Other Proceedings

In addition to the above, EFC Holdings is involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not presented herein as EFC Holdings meets the conditions set forth in General Instruction (I)(1)(a) and (b).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. All of EFC Holdings’ common stock is owned by EFH Corp.

Item 6. SELECTED FINANCIAL DATA

EFC HOLDINGS AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(millions of dollars, except ratios)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31,
				2006	2005	2004
Operating revenues	$9,787	$1,671	$6,884	$9,396	$10,824	$9,304
Income (loss) from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$(9,039)	$(1,266)	$1,306	$2,501	$1,816	$672
Loss from discontinued operations, net of tax effect	$—	$—	$—	$—	$(8)	$(34)
Extraordinary gain (loss), net of tax effect	$—	$—	$—	$—	$(50)	$16
Cumulative effect of changes in accounting principles, net of tax effect	$—	$—	$—	$—	$(8)	$6
Preferred stock dividends	$—	$—	$—	$—	$3	$2
Net income (loss) available for common stock	$(9,039)	$(1,266)	$1,306	$2,501	$1,747	$658
Ratio of earnings to fixed charges (a)	—	—	5.88	10.84	5.04	2.47
Ratio of earnings to combined fixed charges and preference dividends (a)	—	—	5.88	10.84	5.01	2.45
Embedded interest cost on long-term debt – end of period (b)	9.0%	9.6%	6.7%	7.2%	7.0%	6.1%
Embedded dividend cost on preferred stock of subsidiaries – end of period (c)	—%	—%	—%	—%	14.0%	14.0%

Capital expenditures, including nuclear fuel	$2,074	$519	$1,585	$908	$1,099	$968

See Notes to Financial Statements.

EFC HOLDINGS AND SUBSIDIARIES

SELECTED FINANCIAL DATA (CONTINUED)

(millions of dollars, except ratios)

	Successor		Predecessor
	December 31,		December 31,
	2008	2007	2006	2005	2004
Total assets – end of year	$43,000	$49,152	$21,149	$20,890	$24,833
Property, plant & equipment – net – end of year	$20,902	$20,545	$10,344	$9,994	$16,529
Goodwill and intangible assets – end of year	$13,096	$22,197	$526	$522	$687
Capitalization – end of year
Long-term debt, less amounts due currently	$31,556	$30,762	$3,088	$3,284	$7,571
Exchangeable preferred membership interests of TCEH (d)	—	—	—	—	511
Preferred stock of subsidiaries (not subject to mandatory redemption) (e)	—	—	—	—	38
Shareholders’ equity	(5,002)	4,003	7,943	5,640	6,373

Total	$26,554	$34,765	$11,031	$8,924	$14,493

Capitalization ratios – end of year
Long-term debt, less amounts due currently	118.8%	88.5%	28.0%	36.8%	52.2%
Exchangeable preferred membership interests of TCEH (d)	—	—	—	—	3.5
Preferred stock of subsidiaries not subject to mandatory redemption (e)	—	—	—	—	0.3
Shareholders’ equity	(18.8)	11.5	72.0	63.2	44.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Short-term borrowings – end of year	$900	$438	$818	$746	$210
Long-term debt due currently – end of year	$269	$202	$178	$414	$218

(a)	Fixed charges and combined fixed charges and preference dividends exceed earnings by $9.543 billion for the year ended December 31, 2008 and $1.941 billion for the period from October 11, 2007 through December 31, 2007, respectively.
(b)	Represents the annual interest using year-end rates for variable rate debt and reflecting the effects of interest rate swaps (excluding unrealized mark-to-market gains or losses) and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year.
(c)	Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization.
(d)	Amount is net of discount. In April 2004, EFH Corp. repurchased TCEH’s exchangeable preferred membership interests. Such membership interests were contributed to EFC Holdings in 2005.
(e)	Preferred stock outstanding has a stated value of less than $1 million at the end of 2004 through 2008.

Note: Although EFC Holdings continued as the same legal entity after the Merger, its “Selected Financial Data” for periods preceding the Merger and for the periods succeeding the Merger are presented as the consolidated financial statements of the “Predecessor” and the “Successor”, respectively. The consolidated financial statements of the have been prepared on the same basis as the audited financial statements included in EFC Holdings’ 2007 Annual Report. The consolidated financial statements of the Successor also reflect the application of “purchase accounting”.

Note: Results in 2008 are significantly impacted by impairment charges related to goodwill, trade name and emission allowances intangible assets and natural gas-fueled generation fleet. Results for 2004 are significantly impacted by charges related to EFH Corp.’s comprehensive restructuring plan.

Quarterly Information

Results of operations by quarter are summarized below. In the opinion of EFC Holdings, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors. All amounts are in millions of dollars.

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Operating revenues	$1,983	$2,567	$3,258	$1,979

Net income (loss)	$(1,239)	$(3,289)	$3,586	$(8,097)

	Predecessor (a)			Successor
	First Quarter	Second Quarter	Third Quarter	Period from October 11, 2007 through December 31, 2007
2007:
Operating revenues	$2,003	$2,049	$2,572	$1,671

Net income (loss)	$22	$210	$1,000	$(1,266)

(a)	The 10-day period ended October 10, 2007 has not been presented as it is deemed to be immaterial.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFC Holdings’ financial condition and results of operations for the fiscal years ended December 31, 2008, 2007 and 2006 should be read in conjunction with Selected Financial Data and EFC Holdings’ audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

EFC Holdings is a wholly-owned subsidiary of EFH Corp. and is a Dallas-based holding company that conducts its operations principally through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales. Commodity risk management and allocation of financial resources are performed at the consolidated level; therefore, there are no reportable business segments.

In October 2007, EFH Corp. completed the Merger. As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.

In connection with the Merger, which closed on October 10, 2007, certain wholly-owned subsidiaries of EFH Corp. established for the purpose of developing and constructing new generation facilities became subsidiaries of TCEH, and certain assets and liabilities of other such subsidiaries were transferred to TCEH and its subsidiaries. Those subsidiaries holding impaired construction work-in-process assets related to eight cancelled coal-fueled generation units did not become subsidiaries of TCEH. (In addition, a wholly-owned subsidiary of EFC Holdings representing a lease trust holding certain combustion turbines became a subsidiary of TCEH.) Because these transactions were between entities under the common control of EFH Corp., EFC Holdings accounted for the transactions in a manner similar to a pooling of interests. As a result, historical operations, financial position and cash flows of EFC Holdings and the entities and other net assets contributed are presented on a combined basis for all periods presented. See Note 4 to Financial Statements for additional information.

EXECUTIVE SUMMARY

EFC Holdings’ consolidated net loss for 2008 totaled $9.0 billion. The loss primarily reflected non-cash impairments of goodwill, trade name and environmental allowances intangible assets and natural gas-fueled generation assets, interest expense on Merger-related debt, unrealized mark-to-market net losses on interest rate hedging transactions and the effects of purchase accounting, partially offset by unrealized mark-to-market net gains on commodity positions in the long-term hedging program. See Results of Operations for further discussion.

Significant Activities and Events

Effects of Declines in Financial Markets — The financial market conditions had a significant effect on EFC Holdings’ assessment of the carrying value of goodwill. EFC Holdings recorded an impairment charge of $8.0 billion in 2008, primarily arising from the dislocation in the capital markets that has increased interest rate spreads and the resulting discount rates used in estimating fair values and the effects of recent declines in market values of debt and equity securities of comparable companies. This and other non-cash impairments referenced below will not cause EFC Holdings or TCEH to be in default under any of their respective debt covenants or impact counterparty trading agreements or have a material impact on liquidity.

Further, in light of the significant dislocation and continued uncertainty in the financial markets, EFC Holdings took actions to secure its available liquidity by drawing on its credit facilities and exercising the “payment-in-kind” (PIK) option on certain of its debt securities. In September 2008, EFC Holdings also terminated its wholesale energy market transactions with subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy, resulting in a charge to reserve for the direct net financial position totaling $26 million (excluding termination related costs) with respect to the transactions.

See Note 3 to Financial Statements and “Application of Critical Accounting Policies” below for more information on the goodwill and related impairment charges, Note 10 to Financial Statements regarding the charge related to Lehman Brothers Holdings Inc. and “Liquidity and Capital Resources” below for discussion of actions taken in response to the uncertain financial markets and the effect of financial market conditions on the energy commodity markets.

Long-Term Hedging Program — EFC Holdings has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, subsidiaries of EFC Holdings have entered into market transactions involving natural gas-related financial instruments. As of January 30, 2009, these subsidiaries have effectively sold forward approximately 2.0 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 250,000 GWh at an assumed 8.0 market heat rate) over the period from 2009 to 2014 at average annual sales prices ranging from $7.20 per MMBtu to $8.10 per MMBtu. EFC Holdings currently expects to hedge approximately 80% of the equivalent natural gas price exposure of its expected baseload generation output on a rolling five-year basis. For the period from 2009 to 2013, and taking into consideration the estimated portfolio impacts of TXU Energy’s retail electricity business, the hedging transactions described in the previous sentence result in EFC Holdings having effectively hedged approximately 81% of its expected baseload generation natural gas price exposure for such period (on an average basis for such period) assuming an 8.0 market heat rate. The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices. If market heat rates decline in the future, which would indicate a lessening of such correlation, EFC Holdings expects that the cash flows targeted under the long-term hedging program may not be achieved.

The long-term hedging program is comprised primarily of contracts with prices based on the NYMEX Henry Hub pricing point. However, because there are other local and regional natural gas pricing points such as Houston Ship Channel, future wholesale power prices in ERCOT may not correlate as closely to the Henry Hub pricing as other pricing points, which could decrease the effectiveness of the positions in the long-term hedging program in mitigating power price exposure. EFC Holdings has hedged approximately 95% of the Houston Ship Channel versus Henry Hub pricing point risk for the 2009 period.

Beginning in the second quarter of 2008, EFC Holdings entered into related put and call transactions (referred to as collars), primarily for outer years of the program, that effectively hedge natural gas prices within a range. These transactions represented approximately 5% of the positions in the program at January 30, 2009, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. EFC Holdings expects to employ both collars and, as has been the case, swap transactions for future hedging activity under its long-term hedging program. Under the terms of the collars, if forward natural gas prices are lower than the floor price, unrealized mark-to-market gains related to the hedges would be recognized in net income, and if forward prices are higher than the ceiling price, unrealized mark-to-market losses related to the hedges would be recognized in net income.

Prior to March 2007, a significant portion of the instruments under the long-term hedging program were designated and accounted for as cash flow hedges. In March 2007, these instruments were dedesignated as allowed under SFAS 133. Subsequent changes in the fair value of these instruments are being recorded as unrealized gains and losses in net income, which has and could continue to result in significantly increased volatility in reported net income. Based on the size of the long-term hedging program as of January 30, 2009, a $1.00/MMBtu change in natural gas prices across the period from 2009 through 2014 would result in the recognition by EFC Holdings of up to approximately $2.0 billion in pretax unrealized mark-to-market gains or losses.

Reported unrealized mark-to-market net gains for the year ended December 31, 2008 totaled $2.6 billion, reflecting declines in forward prices of natural gas in 2008. Given the volatility of natural gas prices, it is not possible to predict future reported unrealized mark-to-market gains or losses and the actual gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If natural gas prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower wholesale electricity prices. However, if natural gas prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher wholesale electricity prices and will in this context be viewed as having resulted in an opportunity cost. The cumulative unrealized mark-to-market net losses or gains related to positions in the long-term hedging program totaled a net loss of $1.8 billion at December 31, 2007, a net gain of $871 million at December 31, 2008 and a net gain of $1.206 billion at January 30, 2009. These values can change materially as market conditions change.

As of December 31, 2008, more than 95% of the long-term hedging transactions were secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under “Liquidity And Capital Resources”) thereby reducing the cash and letter of credit collateral requirements for the hedging program.

TCEH Interest Rate Swap Transactions — See discussion in Note 12 to Financial Statements regarding various interest rate swap transactions. As of December 31, 2008, TCEH had entered into a series of interest rate swaps that effectively fix the interest rates at between 7.3% and 8.3% on $17.55 billion principal amount of its senior secured debt maturing from 2009 to 2014. Taking into consideration these swap transactions, approximately 8% of EFC Holdings’ total long-term debt portfolio at December 31, 2008 was exposed to variable interest rate risk. In August 2008, swaps in effect at that time were dedesignated as cash flow hedges in accordance with SFAS 133, and subsequent changes in their fair value are being marked-to-market in net income (reported in interest expense and related charges). These swaps were dedesignated as a result of the intent to change the variable interest rate terms of the hedged debt (from three-month LIBOR to one-month LIBOR) in connection with the planned execution of interest rate basis swaps to further reduce the fixed borrowing costs. EFC Holdings may enter into additional interest rate swap transactions from time to time. Reported unrealized mark-to-market net losses related to all TCEH interest rate swaps totaled $1.477 billion for the year ended December 31, 2008. The cumulative unrealized mark-to-market net losses related to all TCEH interest rate swaps totaled $1.909 billion at December 31, 2008 ($364 million of which was reported in accumulated other comprehensive income) and $280 million at December 31, 2007 (reported in accumulated other comprehensive income) due to changes in market interest rates. These fair values can change materially as market conditions change.

Notice of Termination of Joint Venture Outsourcing Arrangements — During the fourth quarter of 2008, EFH Corp. and TCEH executed a Separation Agreement with Capgemini Energy LP (Capgemini), Capgemini America, Inc. and Capgemini North America, Inc. (collectively, CgE). As a result of the “change of control” of EFH Corp. that occurred as a result of the Merger, TCEH had the right to terminate, without penalty, its Master Framework Agreement with Capgemini. Under the Master Framework Agreement and related services agreements, Capgemini has provided to EFH Corp. and TCEH outsourced support services, including information technology, customer care and billing, human resources, procurement and certain finance and accounting activities.

Consistent with the Master Framework Agreement, to provide for an orderly transition of the services, the Separation Agreement requires that Capgemini provide termination assistance services until the services are transitioned back to EFH Corp. and/or to another service provider. The Separation Agreement provides that the services be transitioned by December 31, 2010 (June 30, 2011, in the case of the information technology services). The Master Framework Agreement will terminate when these termination assistance services are completed. EFH Corp. (or its applicable subsidiary) previously provided a termination notice to Capgemini in respect of human resources services and customer care and revenue management services for TXU Energy. See Note 17 to Financial Statements for further discussion.

The effects of the termination of the outsourcing arrangements, including an accrual of $28 million for incremental costs to exit and transition the services, were included in the final Merger purchase price allocation (see Note 2 to Financial Statements).

Environmental Regulatory Matters — See discussion in Note 3 to Financial Statements regarding the invalidation of the EPA’s Clean Air Interstate Rule and the related impairment of intangible assets representing NOx and SO2 emission allowances in the third quarter of 2008.

Texas Generation Facilities Development — EFC Holdings is developing three lignite-fueled generation units (2 units at Oak Grove and 1 unit at Sandow) in the state of Texas with a total estimated capacity of approximately 2,200 MW. Agreements were executed with EPC contractors to engineer and construct the units; design and procurement activities for the three units are essentially complete, and construction is well underway. Air permits for construction of all three units have been obtained. Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which approximately $2.7 billion was spent as of December 31, 2008. Total recorded costs, including purchase accounting fair value adjustments and capitalized interest, are expected to total approximately $5.0 billion upon completion of the units. The expected commercial operation dates of the units are as follows: Sandow in mid 2009 and Oak Grove’s two units in late 2009 and mid 2010, respectively. See discussion in Note 13 to Financial Statements under “Litigation Related to Generation Development” regarding pending litigation related to the new units.

The development program includes up to $500 million for investments in state-of-the-art emissions controls for the three new units. The development program also includes an environmental retrofit program under which EFC Holdings will install additional environmental control systems at its existing lignite/coal-fueled generation facilities. Estimated capital expenditures associated with these additional environmental control systems total approximately $1.0 billion to $1.3 billion, of which $219 million was spent as of December 31, 2008. EFC Holdings has not yet completed all detailed cost and engineering studies for the additional environmental systems, and the cost estimates could materially change as EFC Holdings determines the details of and further evaluates the engineering and construction costs related to these investments.

Nuclear Generation Development — In September 2008, EFC Holdings filed a combined operating license application with the NRC for two new nuclear generation facilities, each with approximately 1,700 MW (gross capacity), at its existing Comanche Peak nuclear generation site. The application was accepted by the NRC for review in December 2008. In connection with the filing of the application, in January 2009, a subsidiary of EFC Holdings and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture to further the development of the two new nuclear generation units using MHI’s US–Advanced Pressurized Water Reactor technology. Under the terms of the joint venture, known as Comanche Peak Nuclear Power Company LLC, a subsidiary of EFC Holdings holds an 88% ownership interest in the company, and MHI has a 12% stake.

In September 2008, EFC Holdings filed Part I of its loan guarantee application with the DOE for financing related to the proposed units. In December 2008, EFC Holdings filed Part II of the application with the DOE. The DOE continues to review the Part II application, and in accordance with DOE regulations, EFC Holdings intends to file a “Follow-On Submission,” updating its Part II application, in March 2009.

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges.

Substantial Leverage, Uncertain Financial Markets and Liquidity Risk

EFC Holdings’ substantial leverage, resulting in part from debt incurred to finance the Merger, requires a substantial amount of cash flow to be dedicated to principal and interest payments and could adversely affect EFC Holdings’ ability to raise additional capital to fund operations, limit its ability to react to changes in the economy or its industry, and expose it to interest rate risk. Short-term borrowings and long-term debt, including amounts due currently, totaled $32.725 billion at December 31, 2008. Taking into consideration interest-rate swap transactions, as of December 31, 2008 approximately 92% of EFC Holdings’ total long-term debt portfolio is subject to fixed interest rates, at a weighted average interest rate of 9.94%. Principal payments on EFC Holdings’ debt in 2009 are expected to total approximately $258 million, and interest payments on long-term debt are expected to total approximately $2.277 billion, including amounts related to EFH Corp. debt that is guaranteed by EFC Holdings (as discussed in Note 12 to Financial Statements).

While EFC Holdings believes its cash on hand and cash flow from operations combined with availability under existing credit facilities provide sufficient liquidity to fund current and projected expenses and capital requirements for 2009 (see “Liquidity and Capital Resources” section below), there can be no assurance, considering the current dislocation and uncertainty in financial markets, that counterparties to EFC Holdings’ credit facilities will perform as expected through the maturity dates or hedging and trading counterparties, particularly related to the long-term hedging program, will meet their obligations to EFC Holdings. Failure of such counterparties to meet their obligations or substantial unexpected changes in financial markets, the economy, the requirements of regulators or EFC Holdings’ industry or operations could result in constraints in EFC Holdings’ liquidity. See discussion of credit risk in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and discussion of credit facilities in “Financial Condition – Liquidity and Capital Resources” and in Note 12 to Financial Statements.

In addition, because its operations are capital intensive, EFC Holdings expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its available credit facilities. If the credit crisis and related dislocation in the global financial system continue, EFC Holdings’ ability to economically access the capital or credit markets may be restricted at a time when EFC Holdings would like, or needs, to access those markets. Lack of such access could have an impact on EFC Holdings’ flexibility to react to changing economic and business conditions.

Natural Gas Price and Market Heat-Rate Exposure

Wholesale electricity prices in the ERCOT market generally move with the price of natural gas because marginal demand for electricity supply is generally met with natural gas-fueled generation facilities. Historically the price of natural gas has fluctuated due to the effects of weather, changes in industrial demand, supply availability, and other economic and market factors and such prices have been very volatile in recent years. Since 2005, natural gas prices ranged from below $5 per MMBtu to above $13 per MMBtu. The wholesale market price of power divided by the market price of natural gas represents the market heat rate. Market heat rate movements also affect wholesale electricity prices. Market heat rate reflects the efficiency of the marginal supplier (generally natural gas-fueled generation facilities) in generating electricity.

In contrast to EFC Holdings’ natural gas-fueled generation facilities, changes in natural gas prices have no significant effect on the cost of generating electricity from EFC Holdings’ nuclear and lignite/coal-fueled plants. All other factors being equal, these baseload generation assets, which provided 65% of supply volumes in 2008, increase or decrease in value as natural gas prices and market heat rates rise or fall, respectively, because of the effect of natural gas prices setting marginal wholesale power prices in ERCOT.

With the exposure to variability of natural gas prices, retail sales price management and hedging activities are critical to the profitability of the business and maintaining consistent cash flow levels. With the expiration of the formerly regulated rate mechanism on January 1, 2007, TXU Energy has price flexibility in all of its retail markets with the exception of the sales to customers on fixed rate plans and a committed price cap at 2006 levels through 2009 for qualifying residential customers who remain on certain plans that were equal to the previously regulated rates. During 2008, the cap was below prevailing market prices and reduced retail revenues by approximately $130 million compared to 2007. Effective January 1, 2009, the cap increases by more than 2 cents per kWh.

EFC Holdings’ approach to managing commodity price risk focuses on the following:

•	employing disciplined hedging and risk management strategies through physical and financial energy-related (electricity and natural gas) contracts intended to partially hedge gross margins;

•	continuing reduction of fixed costs to better withstand gross margin volatility;

•	following a retail pricing strategy that appropriately reflects the magnitude and costs of commodity price and liquidity risk, and

•	improving retail customer service to attract and retain high-value customers.

As discussed above under “Significant Activities and Events,” EFC Holdings has implemented a long-term hedging program to mitigate the risk of future declines in wholesale electricity prices due to declines in natural gas prices.

The following sensitivity table provides estimates of the potential impact of movements in natural gas prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to natural gas price sensitivity are based on EFC Holdings’ unhedged position as of January 30, 2009, which reflects estimates of electricity generation less amounts hedged through the long-term natural gas hedging program and amounts under existing wholesale and retail sales contracts. (For the balance of the 2009 period, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.)

	Balance 2009	2010	2011	2012	2013
$1.00 change in gas price (a)	$22	$65	$69	$111	$290
0.1 change in market heat rate (b)	$8	$43	$57	$63	$65

(a)	Assumes conversion of electricity positions based on an approximate 8.0 market heat rate with natural gas being on the margin 75% to 90% of the time (i.e. when coal is forecast to be on the margin, no natural gas position is assumed to be generated).
(b)	Based on Houston Ship Channel natural gas price as of January 30, 2009.

EFC Holdings’ market heat rate exposure is derived from its generation portfolio and is potentially impacted by generation capacity increases, particularly increases in lignite/coal- and nuclear-fueled capacity, as well as wind capacity, which could result in lower market heat rates. EFC Holdings expects that decreases in market heat rates would decrease the value of its generation assets because lower market heat rates generally result in lower wholesale electricity prices, and vice versa. EFC Holdings mitigates market heat rate risk through retail and wholesale electricity sales contracts and shorter-term market heat rate hedging transactions. EFC Holdings evaluates opportunities to mitigate market heat rate risk over extended periods through longer-term electricity sales contracts where practical considering pricing, credit, liquidity and related factors.

On an ongoing basis, EFC Holdings will continue monitoring its overall commodity risks and seek to balance its portfolio based on its desired level of exposure to natural gas prices and market heat rates and potential changes to its operational forecasts of overall generation and consumption in its native and growth business. Portfolio balancing may include the execution of incremental transactions, including heat rate hedges, the unwinding of existing transactions and the substitution of natural gas hedges with commitments for the sale of electricity at fixed prices. As a result, commodity price exposures and their effect on earnings could change from time to time.

See “Liquidity and Capital Resources” below for a discussion of the liquidity effects of the long-term hedging program. Also see additional discussion of risk measures below under “Quantitative and Qualitative Disclosures about Market Risk.”

Competitive Markets and Customer Retention

Competitive retail activity in Texas resulted in declines in sales volumes in 2006 and 2007. Total retail sales volumes declined 5% and 11% in 2007 and 2006, respectively, as retail sales volume declines in EFH Corp.’s historical service territory were partially offset by growth in other territories. While competition was a factor, the decline in 2007 also reflected unusually cool summer weather. While this trend reversed in 2008, with a slight increase in total retail sales volumes and 2% growth in retail customers, competition remains robust. The area representing EFH Corp.’s historical service territory prior to deregulation, largely in north Texas, consisted of more than 3.1 million electricity consumers (measured by meter counts) as of year-end 2008. EFC Holdings currently has approximately 1.8 million retail customers in that territory and approximately 0.4 million retail customers in other competitive areas in Texas. In responding to the competitive landscape and full competition in the ERCOT marketplace, EFC Holdings is focusing on the following key initiatives:

•

Maintaining competitive pricing initiatives as evidenced by price reductions on most residential service plans in fall 2008 and early 2009 and the 15% cumulative price reduction in 2007 applicable to residential customers under qualifying service plans;

•

Profitably growing the retail customer base by actively competing for new and existing customers in areas in Texas open to competition. The customer retention strategy remains focused on continuing to implement initiatives to deliver world-class customer service and improve the overall customer experience;

•

Establishing TXU Energy as the most innovative retailer in the Texas market by continuing to develop tailored product offerings to meet customer needs. TXU Energy plans to invest $100 million over the five-year period beginning in 2008 in retail initiatives aimed at helping consumers conserve energy and other demand-side management initiatives that are intended to moderate consumption and reduce peak demand for electricity, and

•

Focusing business market initiatives largely on programs targeted to retain the existing highest-value customers and to recapture customers who have switched REPs. Initiatives include maintaining and continuously refining a disciplined contracting and pricing approach and economic segmentation of the business market to enhance targeted sales and marketing efforts and to more effectively deploy the direct-sales force. Tactical programs put into place include improved customer service, new product price/service offerings and a multichannel approach for the small business market.

Texas Generation Development Program

The undertaking of the development of three generation facilities in Texas as described above under “Significant Activities and Events” involves a number of risks. Aggregate cash capital expenditures to develop these three units are expected to total approximately $3.25 billion. While EFC Holdings believes the investment economics of the program are strong, estimates of future natural gas prices, market heat rates and effects of any greenhouse gas emissions laws or regulation may prove to be inaccurate, and returns on the investment could be significantly less than anticipated. Although substantial construction work has been completed, the program remains exposed to start-up delays, failure of the units to meet performance specifications and other project execution risks. Further, the development program has been subject to litigation and other environmental challenges. In the unlikely event these development activities are cancelled, EFC Holdings is exposed to impairment of construction work-in-process assets and project discontinuance costs, including equipment order cancellation penalties (see Note 13 to Financial Statements).

Energy Prices and Regulatory Risk

Natural gas prices rose to unprecedented levels in the latter part of 2005, reflecting a world-wide increase in energy prices compounded by hurricane-related infrastructure damage. The related rise in electricity prices elevated public awareness of energy costs and dampened customer demand. Natural gas prices remain subject to events that create price volatility, and while not reaching 2005 levels, forward natural gas prices rose substantially in 2007 and part of 2008 before falling in the second half of 2008 and were especially volatile in 2008. Sustained high energy prices and/or ongoing price volatility also creates a risk for regulatory and/or legislative intervention with the mechanisms that govern the competitive wholesale and retail markets in ERCOT. EFC Holdings believes that competitive markets result in a broad range of innovative pricing and service alternatives to consumers and ultimately the most efficient use of resources and regulatory entities should continue to take actions that encourage competition in the industry. Regulatory and/or legislative intervention could disrupt the relationship between natural gas prices and electricity prices, which could impact the results of EFC Holdings’ long-term hedging strategy.

New and Changing Environmental Regulations

EFC Holdings is subject to various environmental laws and regulations related to SO2, NOx and mercury emissions as well as other environmental contaminants that impact air and water quality. EFC Holdings is in compliance with all current laws and regulations, but regulatory authorities continue to evaluate existing requirements and consider proposals for changes. In addition, in July 2008, the US Court of Appeals for the D.C. Circuit (D.C. Circuit Court) invalidated CAIR, which required reductions of SO2 and NOx emissions from power generation facilities in 28 states, including Texas, where EFC Holdings’ generation facilities are located and remanded CAIR to the EPA to promulgate a rule consistent with its opinion. In December 2008, in response to an EPA petition, the D.C. Circuit Court reversed, in part, its previous ruling. Such reversal confirmed that CAIR is not valid, but allowed it to remain in place while the EPA revises CAIR to correct the previously identified shortcomings. At this time, EFC Holdings cannot predict the outcome of this decision, including how or when the EPA may revise CAIR. See further discussion in Part I under “Environmental Regulations and Related Considerations – Sulfur Dioxide, Nitrogen Oxide and Mercury Emissions” and see Note 3 to Financial Statements for discussion of impairment charges recorded as a result of the D.C. Circuit Court’s original ruling on CAIR.

EFC Holdings continues to closely monitor any potential legislative and regulatory changes pertaining to global climate change. In view of the fact that a substantial portion of its generation portfolio consists of lignite/coal-fueled generation plants and EFC Holdings is constructing three new lignite-fueled generation plants, EFC Holdings’ financial condition or results of operations could be materially adversely affected by the enactment of any legislation or regulation that mandates a reduction in GHG emissions or that imposes financial penalties, costs or taxes on entities that produce GHG emissions. For example, federal, state or regional legislation or regulation addressing global climate change could result in EFC Holdings either incurring increased material costs in order for it to reduce its GHG emissions or to procure emission allowances or credits in order for it to comply with a mandatory cap-and-trade emissions reduction program or incurring increased taxes, which could be material, due to the imposition of a carbon tax. See further discussion in Part I under “Environmental Regulations and Related Considerations – Global Climate Change.”

Exposures Related to Nuclear Asset Outages

EFC Holdings’ nuclear assets are comprised of two generation units at Comanche Peak, each with a capacity of 1,150 MW. The Comanche Peak plant represents approximately 13% of EFC Holdings’ total generation capacity. The nuclear generation units represent EFC Holdings’ lowest marginal cost source of electricity. Assuming both nuclear generation units experienced an outage, the unfavorable impact to pretax earnings is estimated to be approximately $2 million per day before consideration of any insurance proceeds. Also see discussion of nuclear facilities insurance in Note 13 to Financial Statements.

The inherent complexities and related regulations associated with operating nuclear generation facilities result in environmental, regulatory and financial risks. The operation of nuclear generation facilities is complex and subject to continuing review and regulation by the NRC, covering, among other things, operations, maintenance, emergency planning, security, and environmental and safety protection. The NRC may implement changes in regulations that result in increased capital or operating costs, and it may require extended outages, modify, suspend or revoke operating licenses and impose fines for failure to comply with its existing regulations and the provisions of the Atomic Energy Act. In addition, an unplanned outage at another nuclear generation facility could result in the NRC taking action to shut down the Comanche Peak plant as a precautionary measure.

The Comanche Peak plant has not experienced an extended unplanned outage, and management continues to focus on the safe, reliable and efficient operations at the plant.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

EFC Holdings’ significant accounting policies are discussed in Note 1 to Financial Statements. EFC Holdings follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of EFC Holdings’ consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. The following is a summary of certain critical accounting policies of EFC Holdings that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Purchase Accounting

The Merger was accounted for by EFH Corp. under purchase accounting, whereby the purchase price of the transaction was allocated to EFH Corp.’s identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the principles in SFAS 157 (see Note 20 to Financial Statements) and reflect significant assumptions and judgments. Material valuation inputs for long-lived assets and liabilities included forward electricity and natural gas price curves and market heat rates, discount rates, nonperformance risk adjustments related to liabilities, retail customer attrition rates, generation plant operating and construction costs and asset lives. The valuations reflected considerations unique to the competitive wholesale power market in ERCOT as well as EFC Holdings’ assets. For example, the valuation of the baseload generation facilities considered EFC Holdings’ lignite fuel reserves and mining capabilities.

The results of the purchase price allocation included an increase in the total carrying value of EFC Holdings’ baseload generation plants and the recording of intangible assets related to the retail customer base, the TXU Energy trade name and emission credits. Further, commodity and other contracts not already subject to fair value accounting were valued, and amounts representing favorable or unfavorable contracts (versus market conditions as of the date of the Merger) were recorded as intangible assets or liabilities, respectively. Management believes all material intangible assets were identified. See Notes 2 and 3 to Financial Statements for details of the purchase price allocation and intangible assets recorded, respectively.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount recorded upon finalization of purchase accounting by EFC Holdings totaled $18.3 billion. Purchase accounting impacts, including goodwill recognition, have been “pushed down”, resulting in the assets and liabilities of EFC Holdings being recorded at their fair values as of October 10, 2007. The assignment of purchase price was based on the relative estimated enterprise value of EFC Holdings’ operations as of the date of the Merger using discounted cash flow methodologies. In accordance with SFAS 142, goodwill is not amortized to net income, but is required to be tested for impairment at least annually. Management believes the drivers of the goodwill amount recorded by EFC Holdings include the incremental value of the future cash flow potential of the baseload generation facilities, including facilities under construction, over the values assigned to those assets under purchase accounting rules, considering the market-pricing mechanisms and growth potential in the ERCOT market, as well as the value derived from the scale of the retail business. Also see discussion below under “Impairment of Long-Lived Assets”.

In the fourth quarter of 2008, EFC Holdings recorded a goodwill impairment charge of $8.0 billion. The goodwill impairment is EFC Holdings’ best estimate and subject to change upon finalization of fair value calculations which is expected to be completed during the first quarter of 2009. See discussion immediately below under “Impairment of Long-Lived Assets”.

Impairment of Long-Lived Assets

EFC Holdings evaluates long-lived assets (including intangible assets with finite lives) for impairment whenever indications of impairment exist, in accordance with SFAS 144 whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. One of those indications is a current expectation that “more likely than not” a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life (as is the case for the natural gas-fueled generation assets discussed below). For EFC Holdings’ baseload generation assets, another possible indication would be an expected long-term decline in natural gas prices and/or market heat rates. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of EFC Holdings’ property, plant and equipment, which includes a fleet of generation assets with a diverse fuel mix and individual plants that have varying production or output rates, requires the use of significant judgments in determining the existence of impairment indications and the grouping of assets for impairment testing.

Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually or whenever events or changes in circumstances indicate an impairment may exist, such as the possible impairments to long-lived assets discussed above. EFC Holdings tests goodwill and intangible assets with indefinite useful lives for impairment on October 1st each year. As required by SFAS 142, EFC Holdings has allocated goodwill to its reporting unit, which essentially consists of TCEH and goodwill impairment testing is performed at the reporting unit level. Under the SFAS 142 goodwill impairment analysis, if at the assessment date a reporting unit’s carrying value exceeds its estimated fair value (enterprise value), then the estimated enterprise value of the reporting unit is compared to the estimated fair values of the reporting unit’s operating assets (including identifiable intangible assets) and liabilities at the assessment date, and the resultant implied goodwill amount is then compared to the recorded goodwill amount. Any excess of the recorded goodwill amount over the implied goodwill amount is written off as an impairment charge.

The determination of enterprise value involves a number of assumptions and estimates. EFC Holdings uses a combination of three fair value inputs to estimate enterprise values of its reporting units: internal discounted cash flow analyses (income approach), comparable company equity values and any recent pending and/or completed relevant transactions. The income approach involves estimates of future performance that reflect assumptions regarding, among other things, forward natural gas and electricity prices, market heat rates, generation plant performance and retail sales volume trends. Another key variable in the income approach is the discount rate, or weighted average cost of capital. The determination of the discount rate takes into consideration the capital structure, debt ratings and current debt yields of comparable companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry. Enterprise value estimates based on comparable company equity values involve using trading multiples of EBITDA of those selected companies to derive appropriate multiples to apply to the EBITDA of the reporting units. This approach requires an estimate, using historical acquisition data, of an appropriate control premium to apply to the reporting unit values calculated from such multiples. Critical judgments include the selection of comparable companies and the weighting of the three value inputs in developing the best estimate of enterprise value.

See Note 3 to Financial Statements for a discussion of the goodwill impairment charge of $8.0 billion (not deductible for income tax purposes) recorded in the fourth quarter of 2008. The impairment primarily arises from the dislocation in the capital markets that has increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of recent declines in market values of debt and equity securities of comparable companies. Also see Note 3 to Financial Statements for discussion of the impairment charge of $481 million ($310 million after-tax) related to the trade name intangible asset also recorded in the fourth quarter of 2008. The estimated fair value of this intangible asset is based on an assumed royalty methodology.

In the fourth quarter of 2008, EFC Holdings recorded an impairment charge of $229 million ($147 million after-tax) related to its natural gas-fueled generation fleet. The value of those natural gas-fueled generation assets was previously increased to fair value as of October 10, 2007 along with the adjustment of EFC Holdings’ baseload generation assets, as part of purchase accounting for the Merger. An impairment charge of $198 million ($129 million after-tax) related to the fleet was recorded in 2006. The natural gas-fueled generation units are generally operated to meet peak demands for electricity, and the fleet is tested for impairment as an asset group. See Note 5 to Financial Statements for a discussion of the impairments. The estimated impairments were based on numerous judgments including forecasted production, forward prices of natural gas and electricity, overall generation availability in ERCOT and ERCOT grid congestion. In February 2009, EFC Holdings notified ERCOT of its plans to retire 11 of its natural gas-fueled units, totaling 2,229 MW of capacity (2,341 MW of installed nameplate capacity), in May 2009 and mothball (idle) an additional four units, totaling 1,596 MW of capacity (1,675 MW of installed nameplate capacity), in September 2009. ERCOT has 90 days from the date of the notification to request additional information or provide feedback on the proposed changes to the operation of these units.

Derivative Instruments and Mark-to-Market Accounting

EFC Holdings enters into contracts for the purchase and sale of energy-related commodities, and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. Under SFAS 133, these instruments are subject to mark-to-market accounting, and the determination of market values for these instruments is based on numerous assumptions and estimation techniques.

Mark-to-market accounting recognizes changes in the fair value of derivative instruments in the financial statements as market prices change. The default accounting treatment for a derivative is to record changes in fair value as unrealized mark-to-market gains and losses in net income with an offset to derivative assets and liabilities. The availability of quoted market prices in energy markets is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and delivery point. In computing fair value for derivatives, each forward pricing curve is separated into liquid and illiquid periods. The liquid period varies by delivery point and commodity. Generally, the liquid period is supported by exchange markets, broker quotes and frequent trading activity. For illiquid periods, fair value is estimated based on forward price curves developed using modeling techniques that take into account available market information and other inputs that might not be readily observable in the market. EFC Holdings adopted SFAS 157 concurrent with the Merger and estimates fair value as described in Note 20 to Financial Statements and discussed under “Fair Value Measurements” below.

SFAS 133 allows for “normal” purchase or sale elections and hedge accounting designations, which generally eliminate or defer the requirement for mark-to-market recognition in net income and thus reduce the volatility of net income that can result from fluctuations in fair values. These elections and designations are intended to match the accounting recognition of the contract’s financial performance to that of the transaction the contract is intended to hedge. “Normal” purchases and sales are contracts that provide for physical delivery of quantities expected to be used or sold over a reasonable period in the normal course of business and are not subject to mark-to-market accounting.

In accounting for cash flow hedges, changes in fair value are recorded in other comprehensive income with an offset to derivative assets and liabilities to the extent the change in value is effective; that is, it mirrors the offsetting change in fair value of the forecasted hedged transaction. Changes in value that represent ineffectiveness of the hedge are recognized in net income immediately, and the effective portion of changes in fair value initially recorded in other comprehensive income are recognized in net income in the period that the hedged transactions are recognized. EFC Holdings continually assesses its hedge elections and under SFAS 133 could dedesignate positions currently accounted for as cash flow hedges, the effect of which could be more volatility of reported earnings as all changes in the fair value of the positions would be included in net income. In March 2007, the instruments making up a significant portion of the long-term hedging program that were previously designated as cash flow hedges were dedesignated as allowed under SFAS 133, and subsequent changes in their fair value are being marked-to-market in net income. In addition, in August 2008, interest rate swap transactions in effect at that time were dedesignated as cash flow hedges in accordance with SFAS 133, and subsequent changes in their fair value are being marked-to-market in net income. See further discussion of the long-term hedging program and interest rate swap transactions above under “Significant Activities and Events.”

The following tables provide the effects on both net income and other comprehensive income of accounting for those derivative instruments that EFC Holdings has determined to be subject to fair value measurement under SFAS 133.

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Amounts recognized in net income (after-tax):
Unrealized net gains (losses) on positions marked-to- market in net income (a)	$517	$(955)	$(492)	$(2)
Unrealized net (gains) losses representing reversals of previously recognized fair values of positions settled in the period (a)	25	(56)	(36)	24
Unrealized ineffectiveness net gains (losses) on positions accounted for as cash flow hedges	(3)	$—	74	150
Reversals of previously recognized unrealized net (gains) losses related to cash flow hedge positions settled in the period	—	—	(15)	5

Total	$539	$(1,011)	$(469)	$177

Amounts recognized in other comprehensive income (after-tax):
Net gains (losses) in fair value of positions accounted for as cash flow hedges (b)	$(181)	$(177)	$(288)	$598
Net (gains) losses on cash flow hedge positions recognized in net income to offset hedged transactions (b)	122	—	(89)	(47)

Total	$(59)	$(177)	$(377)	$551

(a)	Amounts for 2008 include $1.503 billion in net gains related to commodity positions and $960 million in net losses related to interest rate swaps. Prior period amounts are essentially all related to commodity positions. Prior period amounts have been reclassified to include effects of changes in fair values of positions entered into and settled within the period. This change was made in association with the reclassification of commodity hedging and trading activities discussed in Note 1 to the Financial Statements.
(b)	As discussed in Note 1 to the Financial Statements under “Basis of Presentation,” these amounts have been reclassified to reflect current presentation.

The effect of mark-to-market and hedge accounting for derivatives on the balance sheet is as follows:

	Successor
	December 31, 2008	December 31, 2007
Net derivative asset related to commodity cash flow hedges	$7	$7
Net derivative liability related to interest rate hedges	(1,909)	(280)
Net commodity contract asset (liability) (a)	$459	$(2,009)

Net accumulated other comprehensive gain (loss) included in shareholders’ equity (after-tax) amounts (b)	$(236)	$(177)

(a)	Excludes amounts not arising from recognition of fair values such as payments and receipts of cash and other consideration associated with commodity hedging and trading activities.
(b)	All amounts included in other comprehensive income as of October 10, 2007, which totaled $53 million in net gains, were eliminated as part of purchase accounting.

Fair Value Measurements

In addition to purchase accounting, EFC Holdings applies fair value accounting on a recurring basis to certain assets and financial instruments under the fair value hierarchy established in SFAS 157. EFC Holdings utilizes several valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those items that are measured on a recurring basis. These techniques include, but are not limited to, the use of broker quotes and statistical relationships between different price curves and are intended to maximize the use of observable inputs and minimize the use of unobservable inputs. In applying the market approach, EFC Holdings uses a mid-market valuation convention (the mid-point between bid and ask prices) as a practical expedient.

Level 1 and Level 2 assets and liabilities consist primarily of commodity-related contracts for natural gas and electricity derivative instruments entered into for hedging purposes, securities associated with the nuclear decommissioning trust, and interest rate swaps that are economic hedges of interest payments on long-term debt. Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. Level 2 inputs include:

•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets or liabilities in markets that are not active;

•	inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals, and

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Examples of Level 2 valuation inputs utilized by EFC Holdings include over-the-counter broker quotes and quoted prices for similar assets or liabilities that are corroborated by correlation or through statistical relationships between different price curves. For example, certain physical power derivatives are executed for a particular location at specific time periods that might not have active markets; however, an active market might exist for such derivatives for a different time period at the same location. EFC Holdings utilizes correlation techniques to compare prices for inputs at both time periods to provide a basis to value the non-active derivative. (See Note 20 to Financial Statements for additional discussion of how broker quotes are utilized.)

Level 3 assets and liabilities consist primarily of more complex long-term power purchases and sales agreements, including longer-term wind and other power purchase and sales contracts and certain natural gas positions in the long-term hedging program. Level 3 assets and liabilities are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. EFC Holdings uses the most meaningful information available from the market, combined with its own internally developed valuation methodologies, to develop its best estimate of fair value. The determination of fair value for Level 3 assets and liabilities requires significant management judgment and estimation.

Valuations of Level 3 assets and liabilities are sensitive to the assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of EFC Holdings’ valuation date. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. An illiquid market is one in which little or no observable activity has occurred or one that lacks willing buyers. Fair value adjustments include adjustments for counterparties’ credit risk, as well as EFC Holdings’ credit risk as appropriate, to determine a fair value measurement. Judgment is then applied in formulating those inputs. Valuation risk is mitigated through the performance of stress testing of the significant inputs to understand the impact that varying assumptions may have on the valuation and other review processes performed to ensure appropriate valuation.

As part of EFC Holdings’ valuation of assets subject to fair value accounting, credit risk is taken into consideration by measuring the extent of netting arrangements in place with the counterparty along with credit enhancements and the estimated credit rating of the counterparty. EFC Holdings’ valuation of liabilities subject to fair value accounting takes into consideration the market’s view of its credit risk along with the existence of netting arrangements in place with the counterparty and credit enhancements posted by EFC Holdings. EFC Holdings considers the credit risk adjustment to be a Level 3 input since judgment is used to assign credit ratings, recovery rate factors and default rate factors.

Level 3 assets totaled $283 million at December 31, 2008 and represented approximately 7% of the assets measured at fair value, or less than 1% of total assets. Level 3 liabilities totaled $355 million at December 31, 2008 and represented approximately 7% of the liabilities measured at fair value, or less than 1% of total liabilities.

Valuations of several of EFC Holdings’ Level 3 assets and liabilities are based on long-dated price curves for electricity that are developed internally. Additionally, Level 3 assets and liabilities are sensitive to changes in discount rates, option-pricing model inputs such as volatility factors and credit risk adjustments. As of December 31, 2008, a $5.00 per MWh change in electricity price assumptions across unobservable inputs, primarily related to the outer years in EFC Holdings’ long-dated pricing model (years that are not market observable) would cause an approximate $95 million change in net Level 3 liabilities. In addition, EFC Holdings has derivative contracts that are valued based on option-pricing models with unobservable inputs. A 10% increase in volatility and correlation related to these contracts would cause an approximate $8 million change in net Level 3 liabilities. See Note 20 to Financial Statements for additional information about fair value measurements, including a table presenting the changes in Level 3 assets and liabilities for the twelve months ended December 31, 2008.

Revenue Recognition

EFC Holdings’ revenue includes an estimate for unbilled revenue that represents estimated daily kWh consumption after the meter read date to the end of the period multiplied by the applicable billing rates. Estimated daily kWh usage is derived using historical kWh usage information adjusted for weather and other measurable factors affecting consumption. Calculations of unbilled revenues during certain interim periods are generally subject to more estimation variability because of seasonal changes in demand. Accrued unbilled revenues totaled $427 million, $404 million and $406 million at December 31, 2008, 2007 and 2006, respectively.

Accounting for Contingencies

The financial results of EFC Holdings may be affected by judgments and estimates related to loss contingencies. A significant contingency that EFC Holdings accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions, effects of hurricanes and other natural disasters and customers’ behaviors. Changes in customer count and mix due to competitive activity and seasonal variations in amounts billed add to the complexity of the estimation process. Historical results alone are not always indicative of future results, causing management to consider potential changes in customer behavior and make judgments about the collectability of accounts receivable. Bad debt expense totaled $81 million, $13 million, $44 million and $67 million for the year ended December 31, 2008, the period from October 11, 2007 to December 31, 2007, the period from January 1, 2007 to October 10, 2007, and the year ended December 31, 2006, respectively. The increase in bad debt expense in 2008 was driven by retail operations in South Texas reflecting competitive customer acquisition and the effects of Hurricane Ike. See “Financial Condition – Bankruptcy Filing of Lehman Brothers Holdings Inc.” regarding a reserve for amounts due from subsidiaries of Lehman.

Litigation contingencies also may require significant judgment in estimating amounts to accrue. EFC Holdings accrues liabilities for litigation contingencies when such liabilities are considered probable of occurring and the amount is reasonably estimable. No significant amounts have been accrued for such contingencies during the three-year period ended December 31, 2008. See “Item 3. Legal Proceedings” for discussion of major litigation.

Accounting for Income Taxes

EFH Corp. files a consolidated federal income tax return; however, EFC Holdings’ income tax expense and related balance sheet amounts are recorded as if the entity was a stand-alone corporation. EFC Holdings’ income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, EFC Holdings’ forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, an adequate reserve has been made for any future taxes that may be owed as a result of any examination.

FIN 48 provides interpretive guidance for accounting for uncertain tax positions, and as discussed in Note 7 to the Financial Statements, EFC Holdings adopted this new standard January 1, 2007. See Notes 1 and 9 to Financial Statements for discussion of income tax matters.

Depreciation and Amortization

Depreciation expense related to generation facilities is based on the estimates of fair value and economic useful lives as determined in the application of purchase accounting described above. The accuracy of these estimates directly affects the amount of depreciation expense. If future events indicate that the estimated lives are no longer appropriate, depreciation expense will be recalculated prospectively from the date of such determination based on the new estimates of useful lives.

The estimated remaining lives range from 23 to 32 years for the lignite/coal-fueled generation units and an average 43 years for the nuclear-fueled generation units. The estimated life of these baseload units is 60 years, the same as estimates prior to purchase accounting. See Note 1 to Financial Statements under “Property, Plant and Equipment” for discussion of the change from composite to asset-by-asset depreciation effective with the Merger.

Finite-lived intangibles identified as a result of purchase accounting are amortized over their estimated useful lives based on the expected realization of economic effects. See Note 3 to Financial Statements for additional information.

Defined Benefit Pension Plans and OPEB Plans

Subsidiaries of EFC Holdings are participating employers in the pension plan sponsored by EFH Corp. and offer pension benefits through either a traditional defined benefit formula or a cash balance formula to eligible employees. Subsidiaries of EFC Holdings also participate in health care and life insurance benefit plans offered by EFH Corp. to eligible employees and their eligible dependents upon the retirement of such employees from EFC Holdings. Reported costs of providing noncontributory defined pension benefits and OPEB are dependent upon numerous factors, assumptions and estimates.

Benefit costs are impacted by actual employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs in the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Costs allocated from the plans are also impacted by movement of employees between participating companies. Pension and OPEB costs as determined under applicable accounting rules are summarized in the following table:

	Successor		Predecessor
	December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	December 31, 2006
Pension costs under SFAS 87	$6	$1	$4	$8
OPEB costs under SFAS 106	8	2	9	10

Total benefit costs and net amounts recognized as expense	$14	$3	$13	$18

Funding of pension and OPEB Plans	$1	$—	$1	$1

Discount rate	6.55%	6.45%	5.90%	5.75%

Regulatory Recovery of Pension and OPEB Costs — In 2005, an amendment to PURA relating to pension and OPEB costs was enacted by the Texas Legislature. This amendment provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. In addition to Oncor’s active and retired employees, these former employees largely include active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s business effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel. The amendment additionally authorizes Oncor to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs approved in Oncor’s current billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, in 2005, Oncor began deferring (principally as a regulatory asset or property) additional pension and OPEB costs consistent with the amendment, which was effective January 1, 2005. Amounts deferred are ultimately subject to regulatory approval.

PRESENTATION AND ANALYSIS OF RESULTS

Management’s discussion and analysis of results of operations and cash flows has been prepared by analyzing the results of operations and cash flows of the Successor for the year ended December 31, 2008 on a stand-alone basis, by comparing the results of operations and cash flows of the Successor for the period October 11, 2007 through December 31, 2007 to the results of operations and cash flows of the Predecessor for the three months ended December 31, 2006 and by comparing the results of operations and cash flows of the Predecessor for the period January 1, 2007 through October 10, 2007 to the results of operations and cash flows of the Predecessor for the nine months ended September 30, 2006. To facilitate the discussion, certain volumetric and statistical data for 2007 have been presented as of and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and as of and for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Such volumetric and statistical data are measured and reported on a monthly, quarterly and annual basis.

RESULTS OF OPERATIONS

Financial Results

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Operating revenues	$9,787	$1,671	$6,884	$1,950	$7,446
Fuel, purchased power costs and delivery fees	(5,600)	(852)	(3,209)	(847)	(3,081)
Net gain (loss) from commodity hedging and trading activities	2,184	(1,492)	(554)	92	61
Operating costs	(677)	(124)	(471)	(164)	(441)
Depreciation and amortization	(1,092)	(315)	(253)	(81)	(252)
Selling, general and administrative expenses	(680)	(153)	(452)	(154)	(380)
Franchise and revenue-based taxes	(109)	(30)	(83)	(42)	(86)
Impairment of goodwill	(8,000)	—	—	—	—
Other income	35	2	59	32	46
Other deductions	(1,263)	(5)	20	(5)	(205)
Interest income	59	9	312	79	173
Interest expense and related charges	(4,187)	(652)	(329)	(77)	(257)

Income (loss) before income taxes	(9,543)	(1,941)	1,924	783	3,024
Income tax (expense) benefit	504	675	(618)	(259)	(1,047)

Net income (loss)	$(9,039)	$(1,266)	$1,306	$524	$1,977

Sales Volume and Customer Count Data

	Successor	Three Months Ended December 31, 2007	Predecessor
	Year Ended December 31, 2008		Nine Months Ended September 30, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Sales volumes:

Retail electricity sales volumes – (GWh):
Residential	28,135	5,967	21,256	5,825	23,770
Small business (a)	7,363	1,622	5,861	1,707	6,716
Large business and other customers	13,945	3,591	10,946	3,329	10,703

Total retail electricity	49,443	11,180	38,063	10,861	41,189
Wholesale electricity sales volumes	47,270	11,198	27,914	11,061	25,870
Net sales (purchases) of balancing electricity to/from ERCOT (b)	(527)	47	622	(394)	1,268

Total sales volumes	96,186	22,425	66,599	21,528	68,327

Average volume (kWh) per retail customer (c):

Residential	14,780	3,197	11,399	3,086	12,235
Small business	28,743	6,337	22,421	6,319	23,926
Large business and other customers	475,886	104,582	276,764	73,121	210,515

Weather (service territory average) – percent of normal (d):

Percent of normal:
Cooling degree days	108.5%	171.8%	94.2%	104.5%	118.5%
Heating degree days	92.5%	89.7%	106.2%	90.9%	71.2%

Average revenues per MWh:
Residential	$134.42	$127.87	$138.99	$143.29	$148.44

Customer counts:
Retail electricity customers (end of period and in thousands) (e):
Residential	1,932	1,875	1,858	1,871	1,904
Small business (a)	257	256	256	267	273
Large business and other customers	25	33	35	44	47

Total retail electricity customers	2,214	2,164	2,149	2,182	2,224

(a)	Customers with demand of less than 1 MW annually.
(b)	See Note 1 to Financial Statements for discussion of reporting of ERCOT balancing activity.
(c)	Calculated using average number of customers for the period.
(d)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).
(e)	Based on number of meters.

Revenue and Commodity Hedging and Trading Activities

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Operating revenues:
Retail electricity revenues:
Residential	$3,782	$654	$3,064	$835	$3,528
Small business (a)	1,099	202	880	249	984
Large business and other customers	1,447	286	1,070	326	1,031

Total retail electricity revenues	6,328	1,142	5,014	1,410	5,543
Wholesale electricity revenues	3,329	505	1,637	643	1,635
Net sales (purchases) of balancing electricity to/from ERCOT (b)	(214)	(9)	(14)	(25)	(6)
Amortization of intangibles (c)	(36)	(50)	—	—	—
Other operating revenues (d)	380	83	247	(78)	274

Total operating revenues	$9,787	$1,671	$6,884	$1,950	$7,446

Commodity hedging and trading activities:
Unrealized net gains (losses), including cash flow hedge ineffectiveness from changes in fair value	$2,290	$(1,469)	$(646)	$25	$203
Unrealized net (gains) losses representing reversals of previously recognized fair values of positions settled in the current period	(9)	(87)	(76)	33	11
Realized net gains (losses) on settled positions (e)	(97)	64	168	34	(153)

Total gain (loss)	$2,184	$(1,492)	$(554)	$92	$61

Estimated share of ERCOT retail markets (f):
Residential	37%	36%	36%	37%	38%
Business markets	26%	27%	27%	29%	30%

(a)	Customers with demand of less than 1 MW annually.
(b)	See Note 1 to Financial Statements for discussion of reporting of ERCOT balancing activity.
(c)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.
(d)	Includes a $162 million charge for a special customer appreciation bonus in the fourth quarter of 2006. This charge does not affect the computation of residential average revenues per MWh. See Note 6 to the Financial Statements.
(e)	Includes physical commodity trading activity not subject to mark-to-market accounting of $44 million in net gains in 2008, $3 million in net losses in the period October 11, 2007 to December 31, 2007, $16 million in net losses in the period January 1, 2007 to October 10, 2007, $5 million in net losses for the three months ended December 31, 2006 and $29 million in net losses for the nine months ended September 30, 2006.
(f)	Based on number of meters at end of period. Based on the number of customers who have choice. Calculations based on TXU Energy customer segmentation and ERCOT total customer counts.

Production, Purchased Power and Delivery Cost Data

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$95	$21	$66	$20	$65
Lignite/coal	640	127	467	122	353

Total baseload fuel	735	148	533	142	418
Natural gas fuel and purchased power	2,881	302	1,435	358	1,429
Amortization of intangibles (a)	318	67	—	—	—
Other costs	351	68	213	60	169

Fuel and purchased power costs (b)	4,285	585	2,181	560	2,016
Delivery fees	1,315	267	1,028	287	1,065

Total	$5,600	$852	$3,209	$847	$3,081

	Successor	Three Months Ended December 31, 2007	Predecessor
	Year Ended December 31, 2008		Nine Months Ended September 30, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:

Nuclear fuel	$4.92	$4.64	$4.59	$4.39	$4.25
Lignite/coal (c)	$15.80	$13.48	$14.31	$12.46	$11.60
Natural gas fuel and purchased power	$81.99	$60.04	$62.29	$54.08	$65.71

Delivery fees per MWh	$26.33	$26.64	$25.60	$26.10	$25.60

Production and purchased power volumes (GWh):

Nuclear	19,218	5,157	13,664	4,501	15,292
Lignite/coal	44,923	12,197	34,297	11,329	34,252

Total baseload generation	64,141	17,354	47,961	15,830	49,544
Natural gas-fueled generation	4,122	500	3,491	502	3,487
Purchased power (b)	31,018	5,483	18,619	6,122	18,258

Total energy supply	99,281	23,337	70,071	22,454	71,289
Less line loss and power imbalances	3,095	912	3,472	926	2,962

Net energy supply volumes	96,186	22,425	66,599	21,528	68,327

Baseload capacity factors (%):

Nuclear	95.2%	101.6%	90.8%	89.2%	102.0%
Lignite/coal	87.6%	94.5%	89.7%	87.9%	89.5%
Total baseload	89.8%	96.5%	90.0%	88.2%	93.1%

(a)	Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.
(b)	See Note 1 to the Financial Statements for discussion of reporting of ERCOT balancing activity.
(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

Financial Results — 2008

Operating revenues are shown in the following table:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Total retail electricity revenues	$6,328	$1,142	$5,014	$1,410	$5,543
Accrued customer appreciation bonus (Note 6 to Financial Statements)	—	—	—	(162)	—
Wholesale electricity revenues	3,329	505	1,637	643	1,635
Wholesale balancing activities	(214)	(9)	(14)	(25)	(6)
Amortization of intangibles (a)	(36)	(50)	—	—	—
Other operating revenues	380	83	247	84	274

Total operating revenues	$9,787	$1,671	$6,884	$1,950	$7,446

(a)	Represents amortization of the intangible value of retail and wholesale power sales agreements resulting from purchase accounting.

Successor Period — Year Ended December 31, 2008

Operating revenues for 2008 totaled $9.787 billion. Retail electricity revenues of $6.328 billion were positively impacted in 2008 by the effects of warmer than normal weather, a 3% increase in residential customers and higher prices in the business markets reflecting higher wholesale electricity costs. Retail electricity revenues were negatively impacted by reduced business electricity usage, especially in the fourth quarter, and a 15% price discount phased in during 2007 to those residential customers in EFH Corp.’s historical territory with month-to-month service plans and a rate equivalent to the former regulated rate. Wholesale electricity revenues of $3.329 billion reflected higher natural gas prices and a 21% increase in volumes. The rise in natural gas prices through July 2008 reflected the overall trend of higher energy prices and increased demand in natural gas-fueled generation due to warmer weather in 2008. Higher wholesale sales volumes reflected several factors, including increased demand (due to warmer weather), baseload plant outages and congestion, as well as increased near-term bilateral power contracting activity due in part to increased demand and market volatility in 2008. Wholesale balancing activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, which are highly variable and in 2008 reflected weather-driven volatility, generation facility outages and congestion effects. Other operating revenues reflect retail natural gas sales and miscellaneous services revenues.

Fuel, purchased power costs and delivery fees for 2008 totaled $5.600 billion, which included $318 million of net expense representing amortization of the intangible net asset values of environmental credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. Fuel and purchased power costs for 2008 also reflected:

•

higher purchased power costs due to higher natural gas prices and volatility in the markets as hot weather and congestion issues in the spring resulted in power purchases at high prices, while Hurricane Ike and economic factors resulted in lower demand later in the year and sales of excess power back into the markets at lower prices;

•	higher purchased power volumes due to planned and unplanned baseload generation plant outages and the factors that drove wholesale sales volumes as described above;

•	higher fuel costs in natural gas-fueled generation plants due to higher natural gas prices; and

•	higher usage and prices (including transportation costs) of purchased coal.

Results from commodity hedging and trading activities include realized and unrealized gains and losses associated with financial instruments used for commodity hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading and hedging purposes. A substantial majority of the commodity hedging activities are intended to mitigate the risk of commodity price movements on future revenues and involve natural gas positions entered into as part of the long-term hedging program. The results of these activities have been volatile because of the effects of movements in forward natural gas prices on unrealized mark-to-market valuations. Following is an analysis of results from commodity hedging and trading activities for 2008:

Unrealized mark-to-market net gains totaling $2.281 billion include:

•

$2.324 billion in net gains related to hedge positions, which includes $2.282 billion in net gains from changes in fair value and $42 million in net gains that represent reversals of previously recorded fair values of positions settled in the period;

•	$68 million in “day one” net losses related to large hedge positions (see Note 15 to Financial Statements), and

•

$25 million in net gains related to trading positions, which includes $76 million in net gains from changes in fair value and $51 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net losses totaling $97 million include:

•	$177 million in net losses related to hedge positions that primarily offset hedged electricity revenues recognized in the period, and

•	$80 million in net gains related to trading positions.

Operating costs for 2008 totaled $677 million and primarily reflected operations and maintenance expenses for power generation plants and salaries and benefits for plant personnel. Costs in 2008 reflected increased unplanned lignite plant outages, refueling of both nuclear-fueled units in 2008 as compared to only one unit being refueled in 2007 based on a normal cycle, an increase in property taxes and costs associated with combustion turbines now operated for TCEH’s own benefit.

Depreciation and amortization expense for 2008 totaled $1.092 billion and included $688 million of depreciation expense from stepped-up property, plant and equipment values and $51 million in amortization expense related to the intangible value of retail customer relationships, both resulting from the effects of purchase accounting. Depreciation expense also reflects normal additions and replacements of equipment in generation operations.

SG&A expense for 2008 totaled $680 million and includes retail operations, administrative and general salaries and benefits and consulting and professional fees. Such expenses reflected increased retail staffing and related expenses to support customer growth initiatives, retail computer system enhancement costs and higher levels of bad debt expense driven by residential customer growth in south Texas and Hurricane Ike.

See Note 3 to Financial Statements for discussion of the $8.0 billion goodwill impairment charge recorded in the fourth quarter of 2008.

Other income totaled $35 million and other deductions totaled $1.263 billion for 2008. Other income includes an insurance recovery of $21 million and mineral rights royalty income of $4 million. Other deductions includes impairment charges of $501 million related to NOx and SO2 environmental allowances intangible assets and $481 million related to trade name intangible assets, both discussed in Note 3 to Financial Statements, $229 million in impairment charges related to the natural gas-fueled generation fleet discussed in Note 5 to Financial Statements and $26 million in charges to reserve for net receivables (excluding termination related charges) from terminated hedging transactions with subsidiaries of Lehman Brothers Holdings Inc., which has filed for protection under Chapter 11 of the US Bankruptcy Code.

Interest income totaled $59 million for 2008 and primarily reflected interest on loans to parent.

Interest expense and related charges for 2008 totaled $4.187 billion, a substantial portion of which was driven by borrowings for Merger-related financings and included unrealized mark-to-market net losses of $1.477 billion on interest rate swaps, $130 million amortization of discount and debt issuance costs and $19 million of amortization of debt fair value discount resulting from purchase accounting.

Income tax benefit for 2008 was $504 million. Excluding the impact of the $8.0 billion non-deductible goodwill impairment, the effective rate was 32.7%. The effective rate of 32.7% on a loss compared to the 35% federal statutory rate reflects the impact of state income taxes, interest accrued for uncertain tax positions and non-deductible interest expense and losses on certain benefit plans, partially offset by the effect of lignite depletion.

Net loss for 2008 totaled $9.039 billion reflecting impairment charges related to goodwill, trade name and environmental allowances intangible assets and the natural gas-fueled generation fleet, unrealized net losses on interest rate swaps, higher interest expense driven by Merger-related financings, and the effects of purchase accounting, partially offset by unrealized mark-to-market net gains on positions in the long-term hedging program.

Successor Period from October 11, 2007 through December 31, 2007 Compared to the Three Month Predecessor Period Ended December 31, 2006

Total operating revenues decreased $279 million, or 14%, to $1.671 billion.

The $268 million, or 19%, decrease in retail electricity revenues reflected the following:

•	The decrease in retail electricity revenues was partially due to $186 million in revenues attributable to the ten fewer days in the 2007 period.

•

Lower average pricing (including customer mix effects) was driven by residential price discounts, including a six percent price discount effective with meter reads on March 27, 2007, an additional four percent price discount effective with meter reads on June 8, 2007, and another five percent price discount effective with meter reads on October 24, 2007 to those residential customers in EFH Corp.’s historical service territory with month-to-month service plans and a rate equivalent to the former regulated rate. Lower average pricing also reflected new competitive product offerings in residential and small business markets and a change in customer mix in the large business market.

•

A 3% increase in retail sales volumes partially offset the effect of lower average pricing. Large business market volumes increased 8% driven by successful contracting with larger customers. Residential volumes increased 2% driven by warmer than normal fall weather. Small business volumes declined 5% reflecting competitive activity.

•	Total retail electricity customer counts at December 31, 2007 declined 1% from December 31, 2006.

Wholesale electricity revenues decreased $138 million, or 21%. Of the decrease, $66 million was attributable to the ten fewer days in the 2007 period. Lower average prices contributed to the decrease and reflected lower natural gas prices during 2007. The pricing impact was partially offset by volume growth driven in part by the decline in retail sales.

Wholesale sales and purchases of electricity are reported gross in the income statement only if the transactions are scheduled for physical delivery with ERCOT.

Fuel, purchased power costs and delivery fees increased $5 million, or 1%, to $852 million. The ten fewer days in the 2007 period resulted in $123 million in lower costs. The 2007 period included $67 million of incremental net expense representing amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. Higher fuel costs reflected an 8% increase in lignite/coal-fueled generation and an increase in mining expenses that was driven by significantly above normal summer rainfall. A decrease in purchased power costs reflected the timing of planned nuclear outages (fall of 2006 compared to spring of 2007) and substantially fewer lignite/coal-fueled unit outages in 2007.

Results from commodity hedging and trading activities include realized and unrealized gains and losses associated with financial instruments used for commodity hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading and certain commodity hedging purposes. A substantial majority of the commodity hedging activities are intended to mitigate the risk of commodity price movements on future revenues and involve natural gas positions entered into as part of the long-term hedging program. The results of these activities have been volatile because of the effects of movements in forward natural gas prices on unrealized mark-to-market valuations. Following is an analysis of activities for the periods:

Period from October 11, 2007 through December 31, 2007 — Unrealized mark-to-market net losses totaling $1.556 billion include:

•

$1.533 billion in net losses related to hedge positions, which includes $1.461 billion in net losses from changes in fair values and $72 million in net losses that represent reversals of previously recorded fair values of positions settled in the period. These losses are driven by the effect of higher natural gas prices in forward periods on positions in the long-term hedging program;

•	$15 million in net losses related to trading positions, which represent reversals of previously recorded fair values of positions settled in the period; and

•	$8 million in “day one” losses related to the large hedge positions entered into at below-market prices.

Realized net gains totaling $64 million include:

•	$73 million in net gains related to hedge positions that offset hedged electricity revenues and fuel and purchased power costs recognized in the period, and

•	$9 million in net losses related to trading positions.

Three Months Ended December 31, 2006 — Unrealized mark-to-market net gains totaling $58 million include:

•

$32 million in net gains related to hedge positions, which includes $13 million in net gains from changes in fair values and $19 million in net gains that represent reversals of previously recorded fair values of positions settled in the period, and

•

$26 million in net gains related to trading positions, which includes $12 million in net gains from changes in fair values and $14 million in net gains that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $34 million include:

•	$37 million in net gains on settlement of economic hedge positions that offset hedged electricity revenues and fuel and purchased power costs recognized in the current period, and

•	$3 million in net losses related to trading positions.

Operating costs decreased $40 million, or 24%, to $124 million in 2007. Of the decrease, $20 million was attributable to the ten fewer days in the 2007 period. The decrease also reflected reductions in costs largely resulting from the timing of maintenance outages. Planned outages of nuclear units occurred in the fall of 2006 and the spring of 2007, and there were substantially fewer lignite/coal-fueled unit outage days in 2007.

Depreciation and amortization increased $234 million in 2007. The 2007 period included $157 million of incremental depreciation expense resulting from stepped-up property, plant and equipment values and $79 million in incremental amortization expense related to the intangible value of retail customer relationships recorded in connection with purchase accounting. The ten fewer days in the 2007 period resulted in $8 million in lower costs. Higher baseload generation plant depreciation due to ongoing investments in property, plant and equipment was largely offset by lower natural gas-fueled generation plant depreciation due to the impairment of the natural gas-fueled generation fleet in the second quarter of 2006 and lower expense associated with mining reclamation obligations.

SG&A expenses decreased $1 million, or 1%, to $153 million in 2007. Of the decrease, $13 million was attributable to the ten fewer days in the 2007 period. SG&A expenses also reflected lower bad debt expenses, driven by a decrease in delinquencies and lower accounts receivable, and higher severance costs in 2006, partially offset by increased retail expenses for marketing, professional fees and salary and benefits, which were driven by an increase in staffing, and administrative and overhead costs related to the cancelled development of coal-fueled generation facilities.

Franchise and revenue-based taxes decreased $12 million, or 29%, to $30 million in 2007. Of the decrease, $3 million was attributable to the ten fewer days in the 2007 period. The remaining decrease reflected lower state gross receipts taxes due to lower revenues.

Other income totaled $2 million in 2007 and $32 million in 2006. The 2006 amount included $12 million of amortization of gain on the sale of a business, $4 million in net gains on the sale of assets, $4 million in mineral royalty income, a $3 million sales tax refund and $2 million in insurance recoveries. Other deductions totaled $5 million in 2007 and in 2006.

Interest income decreased $70 million to $9 million in 2007 reflecting lower average balances of loans to affiliates.

Interest expense and related charges increased by $575 million to $652 million in 2007. The ten fewer days in the 2007 period resulted in $13 million in decreased charges. The increase reflected higher average balances and higher average rates driven by Merger-related financings.

Income tax benefit totaled $675 million in 2007 compared to income tax expense of $259 million in 2006. The effective rates were 34.8% on a loss in 2007 compared to 33.1% on income in 2006. The increase in the rate reflects the impact of lignite depletion, partially offset by lower production deduction benefits, higher accrual of interest on uncertain tax positions and, as a result of purchase accounting, the absence of investment tax credit amortization in 2007.

Results from operations decreased $1.790 billion to a net loss of $1.266 billion in 2007 driven by significantly higher unrealized mark-to-market net losses on positions in the long-term hedging program, higher net interest expense driven by Merger-related financings and the effects of purchase accounting.

Predecessor Period from January 1, 2007 through October 10, 2007 Compared to the Nine Month Predecessor Period Ended September 30, 2006

Total operating revenues decreased $562 million, or 8%, to $6.884 billion.

The $529 million, or 10%, decrease in retail electricity revenues reflected the following:

•	The decrease in retail electricity revenues was partially offset by $186 million in revenues attributable to the ten additional days in the 2007 period.

•

Retail sales volumes declined 8%. Residential and small business volumes declined 11% and 13%, respectively, reflecting the effects of a net loss of customers due to competitive activity and lower average consumption per customer of 7% in the residential market and 6% in the small business market due in part to unusually cool summer weather in 2007 and hotter than normal weather in 2006. Large business market volumes increased 2% reflecting a change in customer mix.

•

Lower average pricing (including customer mix effects) was driven by residential price discounts, including a six percent price discount effective with meter reads on March 27, 2007, and an additional four percent price discount effective with meter reads on June 8, 2007, to those residential customers in EFH Corp.’s historical service territory with month-to-month service plans and a rate equivalent to the former regulated rate. Lower average pricing also reflected new competitive product offerings in residential and small business markets and a change in customer mix in the large business market.

•

Total retail electricity customer counts declined 3% from September 30, 2006, which consisted of a 2% decline in total residential customer counts and a decline of 6% in small business customer counts.

Wholesale electricity revenues increased $2 million. An increase of $66 million was attributable to the ten additional days in the 2007 period with the remaining variance due to lower prices as average wholesale prices declined approximately 11% reflecting lower natural gas prices during 2007, the effect of which was partially offset by volume growth of 8% due in part to the decline in retail sales volumes associated with competitive activity.

Wholesale sales and purchases of electricity are reported gross in the income statement only if the transactions are scheduled for physical delivery with ERCOT.

Fuel, purchased power costs and delivery fees increased $128 million, or 4%, to $3.209 billion. Of the increase in costs, $123 million was attributable to the ten additional days in the 2007 period. Purchases of power increased due to a scheduled refueling and major maintenance outage for one of the two Comanche Peak nuclear units. Higher fuel costs reflected increased lignite mining costs due to inefficiencies caused by significantly above normal summer rainfall. These factors were largely offset by lower delivery fees due to lower retail sales volumes.

Results from commodity hedging and trading activities include realized and unrealized gains and losses associated with financial instruments used for commodity hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading and certain commodity hedging purposes. A substantial majority of the commodity hedging activities are intended to mitigate the risk of commodity price movements on future revenues and involve natural gas positions entered into as part of the long-term hedging program. The results of these activities have been volatile because of the effects of movements in forward natural gas prices on unrealized mark-to-market valuations. Following is an analysis of activities for the periods:

Period from January 1, 2007 through October 10, 2007 — Unrealized mark-to-market net losses totaling $722 million include:

•

$566 million in net losses related to hedge positions, which includes $528 million in net losses from changes in fair values and $38 million in net losses that represent reversals of previously recorded fair values of positions settled in the period. These losses are driven by the effect of higher natural gas prices in forward periods on positions in the long-term hedging program;

•

$90 million in hedge ineffectiveness net gains, which includes $111 million of net gains from changes in fair values and $21 million in net losses that represent reversals of previously recorded ineffectiveness net gains related to positions settled in the period. These amounts relate to positions accounted for as cash flow hedges;

•

$45 million in net losses related to trading positions, which includes $28 million in net losses from changes in fair values and $17 million in net losses that represent reversals of previously recorded fair values of positions settled in the period;

•	$231 million in “day one” losses related to large hedge positions entered into at below-market prices, and

•	a $30 million “day one” gain related to a power purchase agreement.

Realized net gains totaling $168 million include:

•	$125 million in net gains related to hedge positions that offset hedged electricity revenues and fuel and purchased power costs recognized in the period, and

•	$43 million in net gains related to trading positions.

Nine Months Ended September 30, 2006 — Unrealized mark-to-market net gains totaling $214 million include:

•

$46 million in net losses related to hedge positions, which includes $4 million in net losses from changes in fair values and $42 million in net losses that represent reversals of previously recorded fair values of positions settled in the period;

•

$301 million in hedge ineffectiveness net gains, which includes $289 million of net gains from changes in fair values and $12 million in net gains that represent reversals of previously recorded ineffectiveness net losses related to positions settled in the period. These amounts relate to positions accounted for as cash flow hedges;

•

$68 million in net gains related to trading positions, which includes $27 million in net gains from changes in fair values and $41 million in net gains that represent reversals of previously recorded fair values of positions settled in the period, and

•	$109 million in “day one” losses on commodity price hedges entered into at below-market prices.

Realized net losses totaling $153 million include:

•	$102 million in net losses on settlement of economic hedge positions that offset hedged electricity revenues recognized in the current period, and

•	$51 million in net losses related to trading positions.

Operating costs increased $30 million, or 7%, to $471 million in 2007. Of the increase, $20 million was attributable to the ten additional days in the 2007 period. The remaining increase reflected $18 million in higher generation maintenance costs largely due to the scheduled outage in the spring of 2007 of one of the Comanche Peak nuclear generation units and $7 million for the utilization of SO2 emission credits in 2007 for the lignite/coal-fueled generation units, partially offset by lower costs largely resulting from generation technical support outsourcing service agreements.

Depreciation and amortization increased $1 million for the period. Expenses totaling $8 million were attributable to the ten additional days in the 2007 period. The remaining decrease was driven by lower natural gas-fueled generation plant depreciation due to the impairment of the natural gas-fueled generation fleet in the second quarter of 2006 and lower expense associated with mining reclamation obligations, partially offset by higher baseload generation plant depreciation, driven by ongoing investments in property, plant and equipment.

SG&A expenses increased $72 million, or 19%, to $452 million in 2007. Of the increase, $13 million was attributable to the ten additional days in the 2007 period. The remaining increase reflected $27 million in increased retail marketing expenses and $14 million in higher professional fees primarily for retail billing and customer care systems enhancements and marketing/strategic projects. The increase was also due to higher salary and benefit costs primarily driven by an increase in staffing in retail operations and higher costs due to reallocation of Capgemini outsourcing fees. Partially offsetting the increase in SG&A expenses were lower bad debt expenses driven by a decrease in delinquencies and lower accounts receivable balances.

Other income totaled $59 million in 2007 and $46 million in 2006. Other deductions totaled a credit of $20 million in 2007 and charges of $205 million in 2006. The 2007 amount includes:

•	$10 million in charges related to the termination of a railcar operating lease, and

•

a $48 million credit from reducing a liability previously recorded for leases related to gas-fueled combustion turbines that EFC Holdings ceased operating for its own benefit (see Note 10 to Financial Statements).

The 2006 amount includes a $198 million charge related to the write-down of natural gas-fueled generation units to fair value (see Note 5 to Financial Statements.) See Note 10 for details of other income and deductions.

Interest income increased $139 million to $312 million in 2007 reflecting higher average advance balances and higher average rates on advances to affiliates.

Interest expense and related charges increased by $72 million to $329 million in 2007. Of the increase, $13 million was attributable to the ten additional days in the 2007 period. The remaining increase of $59 million reflected $44 million due to higher average borrowings and $19 million due to higher average interest rates, partially offset by $4 million in increased capitalized interest.

Income tax expense totaled $618 million in 2007 compared to $1.047 billion in 2006. Excluding the $35 million deferred tax benefit in 2007 and the $44 million deferred tax charge in 2006 related to the Texas margin tax as described in Note 8 to the Financial Statements, the effective rate was 33.9% in 2007 and 33.2% in 2006. (These unusual deferred tax adjustments distort the comparison; they have therefore been excluded for purposes of a more meaningful discussion).

Results from continuing operations decreased $671 million to $1.306 billion in 2007 driven by unrealized mark-to-market losses on positions in the long-term hedging program and lower other deductions.

Energy-Related Commodity Contracts and Mark-to-Market Activities –

The table below summarizes the changes in commodity contract assets and liabilities for the periods presented. The net changes in these assets and liabilities, excluding “fair value adjustments”, “other activity” and “reclassification” as described below, represent the pretax effect on earnings of positions in the commodity contract portfolio that are marked-to-market in net income (see Note 15 to Financial Statements). These positions represent both economic hedging and trading activities.

	Successor		Predecessor
	Year Ended December 31, 2008	October 11, 2007 through December 31, 2007	January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Commodity contract net asset (liability) at beginning of period	$(1,917)	$(920)	$(23)	$(56)

Settlements of positions (a) (c)	39	(87)	(55)	36

Unrealized mark-to-market valuations of unsettled positions (b) (c)	2,294	(1,469)	(757)	(3)

Fair value adjustments at Merger closing date (d)	—	144	—	—

Reclassification at Merger closing date (e)	—	400	—	—

Other activity (f)	14	15	(85)	—

Commodity contract net asset (liability) at end of period	$430	$(1,917)	$(920)	$(23)

(a)	Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period).
(b)	Primarily represents mark-to-market effects of positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”). Includes gains and losses recorded at contract inception dates (see Note 15 to the Financial Statements).
(c)	Prior year amounts reflect reclassifications to include effects of positions entered into and settled within the same period. This change in presentation was made in connection with the 2008 reclassification of commodity hedging and trading activities discussed in Note 1 to the Financial Statements.
(d)	Represents adjustments arising primarily from the adoption of SFAS 157 (largely nonperformance risk effect – see Note 20 to Financial Statements.)
(e)	Represents reclassification of fair values of derivatives previously accounted for as cash flow hedges.
(f)	These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration. Activity in the 2007 Predecessor period included $257 million (net of amounts settled of $7 million) in liabilities related to certain power sales agreements (see Note 15 to Financial Statements), net of a $102 million payment related to a structured economic hedge transaction in the long-term hedging program and $64 million in natural gas provided under physical gas exchange transactions.

Note:	Of the $2.333 billion in unrealized net gains for the year ended December 31, 2008, $2.285 billion in net gains are reported in the income statement as net gain from commodity hedging and trading activities. The difference of $48 million in net gains relates to physically settled sales and purchase transactions, with $42 million in net gains reported in revenues and $6 million in net gains reported in fuel, purchased power costs and delivery fees, as required by accounting rules.

In addition to the effect on net income of recording unrealized mark-to-market gains and losses that are reflected in the table above, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related positions accounted for as cash flow hedges. These effects on net income, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities (see Note 15 to Financial Statements). The total pretax effect of recording unrealized gains and losses in net income related to commodity contracts under SFAS 133 is summarized as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	October 11, 2007 through December 31, 2007	January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Unrealized gains/(losses) related to contracts marked-to-market	$2,333	$(1,556)	$(812)	$33

Ineffectiveness gains/(losses) related to cash cash flow hedges (a)	(4)	—	90	239

Total unrealized gains (losses) related to commodity contracts	$2,329	$(1,556)	$(722)	$272

(a)	See Note 15 to Financial Statements.

Maturity Table — Following are the components of the net commodity contract asset at December 31, 2008:

Successor Amount
Amount of net asset arising from mark-to-market accounting	$459

Net receipts of natural gas under physical gas exchange transactions	(29)

Net commodity contract asset	$430

The following table presents the net commodity contract asset arising from recognition of fair values under mark-to-market accounting as of December 31, 2008, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset at December 31, 2008
	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Source of fair value
Prices actively quoted	$(167)	$(97)	$(6)	$—	$(270)
Prices provided by other external sources	427	324	66	—	817
Prices based on models	22	(75)	(35)	—	(88)

Total	$282	$152	$25	$—	$459

Percentage of total fair value	61%	33%	6%	—%	100%

The “prices actively quoted” category reflects only exchange traded contracts for which active quotes are readily available. The “prices provided by other external sources” category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT (excluding the West zone) generally extend through 2014 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 20 to Financial Statements for fair value disclosures required under SFAS 157 and for discussion of fair value measurements.

COMPREHENSIVE INCOME

Cash flow hedge activity reported in other comprehensive income included (all amounts after-tax):

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Net increase (decrease) in fair value of cash flow hedges:
Commodities	$(8)	$5	$(288)	$598
Financing – interest rate swaps	(173)	(182)	—	—

	(181)	(177)	(288)	598

Derivative value net losses (gains) reported in net income that relate to hedged transactions recognized in the period:
Commodities	11	—	(95)	(53)
Financing – interest rate swaps	111	—	6	6

	122	—	(89)	(47)

Total income (loss) effect of cash flow hedges reported in other comprehensive income	$(59)	$(177)	$(377)	$551

All amounts included in accumulated other comprehensive income as of October 10, 2007, which totaled $53 million in net gains, were eliminated as part of purchase accounting.

EFC Holdings has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices. Amounts in accumulated other comprehensive income include (i) the value of unsettled transactions accounted for as cash flow hedges (for the effective portion), based on current market conditions, and (ii) the value of dedesignated and terminated cash flow hedges at the time of such dedesignation, less amounts reclassified to earnings as the original hedged transactions are recognized, unless the hedged transactions become probable of not occurring. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings. Also see Note 15 to Financial Statements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Cash flows from operating, financing and investing activities included:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007	Three Months Ended December 31, 2006	Nine Months Ended September 30, 2006
Cash flows — operating activities
Net income (loss)	$(9,039)	$(1,266)	$1,306	$524	$1,977
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,549	444	306	97	303
Deferred income tax expense (benefit) – net	(377)	(453)	(68)	219	(37)
Impairment of goodwill and other intangible assets	8,982	—	—	—	—
Impairment of natural gas-fueled generation fleet	229	—	—	—	198
Unrealized net losses (gains) from mark-to-market valuations of commodity positions	(2,329)	1,556	722	(58)	(214)
Unrealized net losses from mark-to-market valuations of interest rate swaps	1,477	—	—	—	—
Effect of Parent’s payment of interest on pushed down debt	251	24	—	—	—
Other, net (including customer refund accrual in late 2006)	169	19	(18)	117	39
Changes in operating assets and liabilities (including margin deposits)	745	(572)	(1,017)	(124)	1,716

Cash provided by (used in) operating activities	$1,657	$(248)	$1,231	$775	$3,982

Cash flows — financing activities
Net issuances and (repayments and repurchases) of borrowings, including premiums and discounts	1,286	22,497	2,054	240	(618)
Decrease in income tax-related payable to Oncor	(34)	(9)	(24)	(10)	(30)
Distributions paid to parent	—	(21,000)	(1,135)	(286)	(572)
Other	37	—	—	(2)	13

Cash provided by (used in) financing activities	$1,289	$1,488	$895	$(58)	$(1,207)

Cash flows — investing activities
Net loans (to) from to affiliates	$(558)	$(134)	$114	$(253)	$(2,025)
Capital expenditures, including purchases of mining- related assets and nuclear fuel	(2,074)	(519)	(1,585)	(322)	(586)
Proceeds from TCEH senior secured letter of credit facility deposited with bank	—	(1,250)	—	—	—
Other	(50)	22	194	(142)	(169)

Cash used in investing activities	$(2,682)	$(1,881)	$(1,277)	$(717)	$(2,780)

Year Ended December 31, 2008 - Cash provided by operating activities totaled $1.657 billion, driven by cash earnings (net income adjusted for the noncash earnings items identified in the cash flow statement) and also reflecting receipts of margin deposits, which largely were used to repay TCEH Commodity Collateral Posting Facility borrowings related to natural gas hedges due to declining natural gas prices.

Successor Period from October 11, 2007 through December 31, 2007 compared to Three Months Ended December 31, 2006 - Cash used in operating activities totaled $248 million in the Successor period from October 11, 2007 through December 31, 2007 compared to cash provided by operating activities of $775 million in the three months ended December 31, 2006. The $1.023 billion decrease reflected:

•

lower operating earnings after taking into account noncash items such as depreciation and amortization, deferred federal income tax expense, unrealized mark-to-market valuations and a charge related to a customer appreciation bonus, and

•

a $598 million unfavorable change in net margin deposits which was largely funded by the Commodity Collateral Posting Facility, due to the effect of increases in forward natural gas prices on positions in the long-term hedging program.

Predecessor Period from January 1, 2007 through October 10, 2007 Compared to Nine Months Ended September 30, 2006 - The $2.751 billion decrease in cash provided by operating activities reflected:

•	an unfavorable change in federal income taxes payable of $1.5 billion due to timing of payments to EFH Corp.;

•	a $1.149 billion unfavorable change in net margin deposits driven by the effect of higher forward natural gas prices on positions in the long-term hedging program, and

•	a $102 million premium paid in 2007 related to a structured natural gas-related option transaction entered into as part of the long-term hedging program.

Recent capital spending trends reflect spending related to the development and construction of new generation facilities. Capital expenditures in 2008 totaled $1.908 billion.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $457 million, $129 million, $53 million, $16 million and $51 million for the year ended December 31, 2008, the period from October 11, 2007 through December 31, 2007, the period from January 1, 2007 through October 10, 2007, the three months ended December 31, 2006 and the nine months ended September 30, 2006, respectively. For the 2007 and 2006 Predecessor periods, this difference represents amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice. For the 2008 and 2007 Successor periods, this difference also represents amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs and interest expense.

Debt Financing Activity — Long-term borrowings for the year ended December 31, 2008 totaled $1.685 billion and included $1.412 billion of borrowings under the TCEH Delayed Draw Term Loan Facility to fund capital expenditures, principally related to the construction of the new generation facilities, and the remarketing of $242 million principal amount of pollution control revenue bonds. Repayments for the year ended December 31, 2008 totaled $860 million and included the remarketing of $242 million principal amount of pollution control revenue bonds, repayment of $413 million of borrowings under the TCEH Commodity Collateral Posting Facility, which fully repaid borrowings under the facility, repayment of $165 million under the TCEH Initial Term Loan Facility and other repayments totaling $40 million, principally related to leases. Short-term borrowings increased $462 million in the year ended December 31, 2008 driven by $900 million of cash borrowings from the TCEH Revolving Credit Facility and decrease of $438 million in short-term borrowings under the Commodity Collateral Posting Facility.

See Note 12 to Financial Statements for further detail of long-term debt and other financing arrangements.

EFC Holdings or its affiliates may from time to time purchase outstanding debt securities for cash in open market purchases, privately negotiated transactions or other transactions. EFC Holdings will evaluate any such transactions in light of market prices of the securities, taking into account its liquidity requirements and prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. No such purchases have occurred to date.

Available Liquidity — The following table summarizes changes in liquidity available for EFC Holdings for the year ended December 31, 2008.

	Available Liquidity
	December 31, 2008(a)	December 31, 2007	Change
Cash and cash equivalents	$479	$215	$264

Investments held in money market fund	142	—	142

TCEH Delayed Draw Term Loan Facility	522	1,950	(1,428)

TCEH Revolving Credit Facility	1,767	2,636	(869)

TCEH Letter of Credit Facility	490	9	481

Total (b)	$3,400	$4,810	$(1,410)

(a)	The TCEH Revolving Credit Facility includes $144 million of undrawn commitments from the Lehman subsidiary that is only available from the fronting banks in the form of letters of credit.
(b)	Pursuant to PUCT rules, TCEH is required to maintain available capacity under its credit facilities to assure adequate credit worthiness of TCEH’s REP subsidiaries, including the ability to return retail customer deposits, if necessary. As a result, at December 31, 2008, the total availability under the TCEH credit facilities should be further reduced by $266 million.

Note: Available liquidity above does not include the potential amounts available from exercising the payment-in-kind (PIK) option on the EFH Corp. Toggle Notes and TCEH Toggle Notes, which for the remaining payment dates from November 2009 through November 2012, could add approximately $1.6 billion of liquidity.

The decline in available liquidity of $1.410 billion in 2008 reflected borrowings to fund construction of the new generation facilities and use of cash for other capital expenditures, partially offset by reduced letters of credit issued driven by the effects of lower natural gas prices on commodity hedging positions.

The $142 million investments held in money market fund was received in January 2009.

The TCEH Delayed Draw Term Loan Facility is used to fund certain specified expenditures, principally related to the construction of the new generation facilities and the environmental retrofit program for existing facilities. The TCEH Revolving Credit Facility is used for working capital and other general corporate purposes. The TCEH Letter of Credit Facility is used for issuing letters of credit for general corporate purposes. The uncapped TCEH Commodity Collateral Posting Facility provides the collateral posting requirements for specified natural gas hedging transaction volumes. (See discussion below under “Liquidity Effects of Commodity Hedging and Trading Activities.”)

As of December 31, 2008, TCEH had borrowed $900 million under its Revolving Credit Facility, the majority of which was held as cash and cash equivalents and investment in money market fund. Although neither EFC Holdings nor TCEH has any immediate needs for the additional liquidity from the cash borrowings from the TCEH Revolving Credit Facility, the borrowings were made in September and October 2008 as a precautionary measure due to significant dislocation in the financial markets as evidenced by, among other matters, the bankruptcy filing by Lehman as well as a substantial widening of credit default swap spreads of other institutional banks, a significant increase in the LIBOR rate, a significant halt in commercial paper markets and a significant widening of TED (the price difference between 3-month T-Bill futures and 3-month Eurodollar futures) spreads (collectively, “Key Market Metrics”). TCEH anticipated repaying some or all of these borrowings upon seeing an improvement in financial market conditions. Given the enactment of federal legislation that is intended to support the solvency of institutional banks, significant improvement in each of the Key Market Metrics and the increased interest cost associated with having these borrowings remain outstanding, TCEH repaid a portion of the September and October 2008 borrowings. EFC Holdings and TCEH will continue to monitor financial market conditions, and TCEH anticipates repaying the remaining borrowings to the extent financial market conditions continue to improve. If, however, financial market conditions worsen, TCEH may continue to retain these borrowings and may borrow repaid funds. TCEH expects to maintain the cash proceeds from the borrowings in highly liquid short-term investments pending use for liquidity needs or repayment.

Under the terms of the TCEH Senior Secured Facilities, the commitments of the lenders to make loans to TCEH are several and not joint. Accordingly, if any lender fails to make loans to TCEH, TCEH’s available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the TCEH Senior Secured Facilities. See discussion below under “Bankruptcy Filing of Lehman Brothers Holdings Inc.”

See Note 12 to Financial Statements for additional discussion of the facilities.

Bankruptcy Filing of Lehman Brothers Holdings Inc. — In September 2008, Lehman Brothers Holdings Inc. (Lehman) filed for bankruptcy under the US Bankruptcy Code. EFC Holdings and its subsidiaries have business relationships with Lehman and its subsidiaries.

Subsidiaries of TCEH were counterparties with subsidiaries of Lehman with respect to wholesale energy marketing transactions, including natural gas hedging transactions that were part of EFC Holdings’ corporate hedging program. The obligations of these Lehman subsidiaries are guaranteed by Lehman, and the Lehman bankruptcy filing gave TCEH’s subsidiaries the right to terminate the transactions. TCEH’s subsidiaries provided notice to the Lehman subsidiaries terminating these transactions effective on September 15, 2008 (the “Termination Date”) pursuant to its rights under the master agreement for the transactions. As of the Termination Date, the TCEH subsidiaries’ direct net financial position with respect to these transactions was $26 million (excluding termination related costs), which was reserved for as a charge reported in other deductions in the three months ended September 30, 2008. EFC Holdings’ overall corporate hedging program was not materially impacted by this termination.

See “Available Liquidity” above and Note 12 to Financial Statements for the potential effects on the TCEH Senior Secured Facilities of Lehman’s bankruptcy filing.

Commodity Hedging and Trading Activities — With the tightening of credit markets, there has been some decline in the number of market participants in the energy commodities markets, resulting in less liquidity particularly in the ERCOT wholesale electricity market. Participation by financial institutions and other intermediaries (including investment banks) has declined. However, traditional counterparties with physical assets to hedge continue to participate in the markets. EFC Holdings continues to monitor liquidity and credit risk in the markets to assess any impacts on its overall hedging strategy.

Additional Financial Market Uncertainty Considerations — As of December 31, 2008, EFC Holdings and its subsidiaries had no debt that was insured. TCEH has $204 million of tax-exempt long-term debt backed by $208 million in letters of credit expiring in 2014. If there is a loss of confidence in the creditworthiness of the letter of credit provider and TCEH were consequently unable to substitute letters of credit from an acceptable bank, TCEH could experience an increase in its interest expense.

PIK Interest Election — EFH Corp. and TCEH have the option every six months until November 1, 2012, at their election, to use the payment-in-kind (PIK) feature of their respective toggle notes in lieu of making cash interest payments. While EFH Corp. and TCEH have sufficient liquidity to meet their anticipated ongoing needs without use of this PIK feature, the companies elected to do so for the May 1, 2009 interest payment date as an efficient and cost-effective method to further enhance liquidity, in light of the substantial dislocation in the financial markets. Moreover, the incremental liquidity obtained by using the PIK feature of the toggle notes for this specific payment period more than offset the liquidity that was effectively lost as a result of the default by affiliates of Lehman under TCEH’s Senior Secured Facilities. In the future, EFH Corp. and TCEH will evaluate use of the PIK feature at each election period, taking into account market conditions and other relevant factors at such time.

EFH Corp. will make its May 2009 interest payment by using the PIK feature of the EFH Corp. Toggle Notes. The election will increase the interest rate on the toggle notes from 11.25% to 12.00% during the interest period covered by the PIK election and require EFH Corp. to issue an additional $150 million principal amount of EFH Corp. Toggle Notes on May 1, 2009. In addition, the election will increase liquidity by an amount equal to approximately $141 million, constituting the amount of cash interest that otherwise would have been payable on May 1, 2009, and increase the expected annual cash interest expense by approximately $17 million, constituting the additional cash interest that would be payable with respect to the $150 million of additional toggle notes.

Similarly, TCEH will make its May 2009 interest payment by using the PIK feature of the TCEH Toggle Notes. The election will increase the interest rate on the TCEH Toggle Notes from 10.50% to 11.25% during the interest period covered by the PIK election and require TCEH to issue an additional approximately $98.5 million principal amount of TCEH Toggle Notes on May 1, 2009. In addition, the election will increase liquidity by an amount equal to approximately $92 million, constituting the amount of cash interest that otherwise would have been payable on May 1, 2009, and increase the expected annual cash interest expense by approximately $10 million, constituting the additional cash interest that would be payable with respect to the $98.5 million of additional toggle notes.

Liquidity Needs, Including Capital Expenditures — Capital expenditures, including capitalized interest, for 2009 are expected to total approximately $1.6 billion and include:

•	approximately $700 million related to the construction of one generation unit at Sandow and two generation units and mine development at Oak Grove;

•	approximately $800 million for major maintenance, primarily in existing generation operations, and

•	approximately $100 million for environmental expenditures related to existing generation units.

Because its businesses are capital intensive, EFC Holdings expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its credit facilities. The inability to raise capital on favorable terms or failure of counterparties to perform under credit, hedging or other financial agreements, particularly considering the current uncertainty in the financial markets, could impact EFC Holdings’ ability to sustain and grow its businesses and would likely increase capital costs. EFC Holdings expects cash flows from operations combined with availability under its credit facilities discussed in Note 12 to Financial Statements to provide sufficient liquidity to fund its current obligations, projected working capital requirements, any restructuring obligations and capital spending for a period that includes the next twelve months.

Notes Receivable from Parent — In November 2008, Oncor issued and sold a 19.75% minority stake to an investor group to further enhance Oncor’s separation from Texas Holdings, EFH Corp., and EFH Corp.’s other subsidiaries. The proceeds received by Oncor from this sale were ultimately distributed to EFH Corp. Under the terms of certain financing arrangements of EFH Corp. and TCEH, upon such distribution, under certain circumstances, EFH Corp. is required to repay certain outstanding intercompany loans from TCEH. Accordingly, in November 2008, EFH Corp. repaid the $253 million balance of such notes related to payments of principal and interest on EFH Corp. debt. As of December 31, 2008, TCEH had $584 million of notes receivable from EFH Corp., none of which related to payments of principal and interest on EFH Corp. debt.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. EFC Holdings and its subsidiaries use cash and letters of credit and other collateral structures to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility, an uncapped senior secured revolving credit facility, funds the cash collateral posting requirements for a significant portion of the positions in EFC Holdings’ long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of this facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the TCEH Commodity Collateral Posting Facility, at January 30, 2009, more than 95% of EFC Holdings’ long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in EFC Holdings’ liquidity exposure associated with collateral requirements for those hedging transactions. See Note 12 to Financial Statements for more information about this facility.

As of December 31, 2008, subsidiaries of EFC Holdings have received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$317 million in cash has been received from counterparties for exchange cleared transactions (including initial margin), as compared to $79 million posted as of December 31, 2007,

•	$402 million in cash has been received from counterparties for over-the-counter and other non-exchanged cleared transactions, as compared to $429 million posted as of December 31, 2007, and

•	$342 million in letters of credit have been posted with counterparties, as compared to $592 million posted as of December 31, 2007.

Borrowings under the TCEH Commodity Collateral Posting Facility funded the substantial majority of the above cash postings. The posted letters of credit were largely supported by restricted cash borrowed under the TCEH Letter of Credit Facility. See Notes 12 and 23 to Financial Statements.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e. the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e. the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used by EFC Holdings and its subsidiaries for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. On over-the-counter transactions, such counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing EFH Corp.’s liquidity in the event that it was not restricted. As of December 31, 2008, cash collateral of $4 million was restricted. See Note 23 to Financial Statements regarding restricted cash.

With the long-term hedging program, increases in natural gas prices result in increased cash collateral and letter of credit margin requirements. As a representative example, as of January 30, 2009, for each $1.00 per MMBtu increase in forward natural gas prices across the period from 2009 through 2014, EFC Holdings’ cash collateral posting requirements associated with its long-term hedging program would increase by approximately $0.8 billion, essentially all of which would be funded by the TCEH Commodity Collateral Posting Facility.

Interest Rate Swap Transactions — In January and February 2009, TCEH entered into interest rate basis swap transactions pursuant to which payments of the floating interest rates at three-month LIBOR on an aggregate of $5 billion of senior secured term loans of TCEH were exchanged for floating interest rates at one-month LIBOR plus spreads ranging from 0.201% to 0.353%. See Note 12 to Financial Statements for TCEH interest rate swaps entered into as of December 31, 2008.

Sale of Accounts Receivable — Certain subsidiaries of EFC Holdings that are engaged in retail sales of electricity participate in an accounts receivable securitization program established by EFH Corp., the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, such subsidiaries (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $416 million and $363 million at December 31, 2008 and 2007, respectively. See Note 11 to Financial Statements for a more complete description of the program including the impact of the program on the financial statements for the periods presented and the contingencies that could result in a reduction of funding available under the program.

Capitalization — The capitalization ratios of EFC Holdings consisted of 118.8% and 88.5% long-term debt, less amounts due currently, and (18.8)% and 11.5% shareholders’ equity, at December 31, 2008 and 2007, respectively. Total debt to capitalization, including short-term debt, was 118.0% and 88.7% at December 31, 2008 and 2007, respectively.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities and indentures governing the TCEH Senior Notes and Senior Toggle Notes contains covenants that could have a material impact on the liquidity and operations of EFC Holdings and its subsidiaries. A brief description of certain of these covenants is provided below. See also Note 12 to Financial Statements for additional discussion of the covenants contained in these financing arrangements. Certain series of TCEH’s pollution control revenue bonds, which were remarketed in June 2008, include covenants similar to those discussed below regarding the TCEH Notes.

When the term “Adjusted EBITDA” (see Glossary) is referenced in the covenant description below, it is a reference to, and generally synonymous with, the term “Consolidated EBITDA” that is used in the TCEH Senior Secured Facilities and a reference to, and generally synonymous with, the term “EBITDA” that is used in the indenture governing the TCEH Notes. Further, the indenture governing the $4.5 billion principal amount of EFH Corp. senior notes issued subsequent to the Merger (EFH Corp. Notes) provides that for EFH Corp., Oncor results be included in Adjusted EBITDA when used in connection with making restricted payments and investments other than payments to the Sponsor Group but that the Oncor results be excluded and distributions received from Oncor be included when used in connection with the incurrence of debt. Adjusted EBITDA, as defined in the indenture governing the TCEH Notes for the year ended December 31, 2008 totaled $3.2 billion for TCEH. See Exhibit 99(b) and 99(c) for a reconciliation of net income to Adjusted EBITDA for TCEH and EFH Corp. for the years ended December 31, 2008 and 2007.

Maintenance Covenant — Under the TCEH Senior Secured Facilities, TCEH and its restricted subsidiaries are required to maintain a consolidated secured debt to Adjusted EBITDA ratio (as defined in the TCEH Senior Secured Facilities) measured over a rolling four-quarter measurement period, which must not exceed 7.25 to 1.00 for the measurement period ending December 31, 2008, declining over time to 5.75 to 1.00 for the measurement periods ending March 31, 2014 and thereafter. In the event that TCEH fails to comply with this ratio, it generally has the right to cure its non-compliance by soliciting a cash investment in an amount necessary to become compliant. The ratio for the period ended December 31, 2008 was 4.77 to 1.00.

Debt Incurrence Covenants — Under the indenture governing the EFH Corp. Notes, EFH Corp. and its restricted subsidiaries (other than TCEH and its restricted subsidiaries) are not permitted to incur indebtedness or issue certain classes of preferred stock unless, on a pro forma basis, after giving effect to such incurrence or issuance, the fixed charge coverage ratio (as defined in the EFH Corp. indenture) on a consolidated basis for EFH Corp. and its restricted subsidiaries is at least 2.0 to 1.0 or such incurrence or issuance is otherwise permitted by specified exceptions in the indenture. The fixed charge coverage ratio is generally defined as the ratio of Adjusted EBITDA of EFH Corp. to fixed charges of EFH Corp., in each case on a consolidated basis but excluding Oncor. The fixed charge coverage ratio for EFH Corp. was 1.5 to 1.0 at December 31, 2008. In addition, under this indenture, TCEH and its restricted subsidiaries are not permitted to incur indebtedness or issue certain classes of preferred stock unless, on a pro forma basis, after giving effect to such incurrence or issuance, the fixed charge coverage ratio (as defined in the indenture) on a consolidated basis for TCEH and its restricted subsidiaries is at least 2.0 to 1.0 or such incurrence or issuance is otherwise permitted by specified exceptions in the indenture. The fixed charge coverage ratio for that purpose is generally defined as the ratio of Adjusted EBITDA of TCEH to fixed charges of TCEH, in each case, on a consolidated basis. The fixed charge coverage ratio for TCEH as of December 31, 2008 was 1.3 to 1.0.

Under the TCEH Senior Secured Facilities, TCEH and its restricted subsidiaries are generally not permitted to incur indebtedness unless, on a pro forma basis, after giving effect to such incurrence, the Adjusted EBITDA to consolidated interest expense ratio (as defined in the TCEH Senior Secured Facilities) is at least 2.0 to 1.0 or such incurrence is otherwise permitted by specified exceptions in the TCEH Senior Secured Facilities. This ratio was 1.3 to 1.0 for the year ended December 31, 2008.

Under the indenture governing the TCEH Notes, TCEH and its restricted subsidiaries are not permitted to incur indebtedness or issue certain classes of preferred stock unless, on a pro forma basis, after giving effect to such incurrence or issuance, the fixed charge coverage ratio (as defined in such indenture) on a consolidated basis for TCEH and its restricted subsidiaries is at least 2.0 to 1.0 or such incurrence or issuance is otherwise permitted by specified exceptions in such indenture. The fixed charge coverage ratio is generally defined as the ratio of Adjusted EBITDA of TCEH to fixed charges of TCEH, in each case, on a consolidated basis. The ratio was 1.3 to 1.0 for the year ended December 31, 2008.

Restricted Payments/Limitation on Investments — Under the indenture governing the EFH Corp. Notes, EFH Corp. and its restricted subsidiaries have limitations, subject to certain exceptions, on making restricted payments (as defined in the indenture), including cash dividends, equity repurchases, subordinated debt repayments and investments, unless the amount of such restricted payments is less than a formula based on 50% of consolidated net income (as defined in such indenture) and unless a fixed charge coverage ratio (as defined in such indenture), on a pro forma basis, after giving effect to such restricted payment, is at least 2.0 to 1.0 (or 2.0 to 1.0 of TCEH in the case of certain restricted payments by TCEH and its restricted subsidiaries) or as such restricted payment is otherwise permitted by specified exceptions in the indenture. The fixed charge coverage ratio for this purpose is generally defined as the fixed charge coverage ratio of EFH Corp. and all of its restricted subsidiaries, including Oncor Holdings and its subsidiaries as restricted subsidiaries for purposes of such calculation, and was 1.3 to 1.0 as of December 31, 2008. However, in the case of payments to the Sponsor Group, the fixed charge coverage ratio for this purpose is defined as the fixed charge coverage ratio of EFH Corp. and its restricted subsidiaries (but not including Oncor Holdings and its subsidiaries as restricted subsidiaries for purposes of such calculation) and was 1.5 to 1.0 as of December 31, 2008. Notwithstanding any other provisions of the indenture, EFH Corp. and its restricted subsidiaries may not pay any dividends or other returns to Texas Holdings unless, on a pro forma basis, after giving effect to such payment, the consolidated leverage ratio of EFH Corp. is equal to or less than 7.0 to 1.0. The consolidated leverage ratio is generally defined as the ratio of consolidated total indebtedness (as defined in the indenture) of EFH Corp. to Adjusted EBITDA of EFH Corp., in each case, on a consolidated basis, excluding Oncor Holdings and its subsidiaries, and was 6.9 to 1.0 as of December 31, 2008.

Under the terms of the TCEH Senior Secured Facilities, TCEH is required, commencing with and including the year ended December 31, 2008, to prepay within 90 days after the end of each such year, principal amounts of term loans with certain excess cash flows as defined in the indenture. TCEH realized no excess cash flows for the year ended December 31, 2008; therefore, no such prepayments are required to be made in 2009 under these provisions.

Under the TCEH Senior Secured Facilities and indenture governing the TCEH Notes, TCEH and its restricted subsidiaries have limitations (subject to certain exceptions) on making restricted payments or investments (as defined in the applicable debt agreements), including certain dividends, equity repurchases, debt repayments, extensions of credit and certain types of investments.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of subsidiaries of EFC Holdings contain financial covenants that require maintenance of leverage ratios and/or contain a minimum net worth covenant. As of December 31, 2008, EFC Holdings’ subsidiaries were in compliance with all such applicable covenants.

Credit Ratings — The rating agencies assign issuer credit ratings for EFC Holdings and its subsidiaries. The issuer credit ratings as of February 20, 2009 for EFC Holdings and its subsidiaries are B-, B2 and B by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain debt securities issued by EFH Corp. and its subsidiaries. The credit ratings assigned for debt securities issued by EFC Holdings and certain of its subsidiaries and by EFH Corp. that are guaranteed by EFC Holdings as of February 20, 2009 are presented below:

	S&P	Moody’s	Fitch
EFH Corp. (Senior Unsecured) (a)	B-	B3	B+
EFC Holdings (Senior Unsecured)	CCC	Caa1	CCC+
TCEH (Senior Secured)	B+	Ba3	BB
TCEH (Senior Unsecured) (b)	CCC	B3	B+
TCEH (Unsecured)	CCC	Caa1	B-

(a)	EFH Corp. Cash Pay Notes and EFH Corp. Toggle Notes
(b)	TCEH Cash Pay Notes and TCEH Toggle Notes

S&P and Fitch have placed the ratings for EFH Corp. and its subsidiaries on “stable outlook.” In November 2008, Moody’s announced that it changed the rating outlook for EFH Corp. and TCEH to negative from stable stating that the change was primarily related to the decision to elect PIK interest option on the EFH Corp. Toggle Notes and the TCEH Toggle Notes for the interest due on May 1, 2009. Furthermore, in February 2009, Moody’s placed the ratings for EFH Corp. and TCEH on review for possible downgrade.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of December 31, 2008, counterparties to those contracts could have required TCEH to post up to an aggregate of $87 million in additional collateral. This amount largely represents the below market terms of these contracts as of December 31, 2008; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of the previous downgrade of TCEH’s credit rating to below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. Based on requests to post collateral support from utilities that have been received by TCEH and its subsidiaries as of December 31, 2008, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $42 million, with $13 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of any REP. Under these rules, TCEH maintains availability under its credit facilities of an amount no less than the aggregate amount of customer deposits and any advanced payments received from customers, and other cash resources required by PUCT rules. As of December 31, 2008, the amount of customer deposits received from customers held by TCEH’s REP subsidiaries and other required cash resources totaled approximately $266 million.

The RRC has rules in place to assure adequate credit worthiness of parties that have mining reclamation obligations. Under these rules, should the RRC determine that the credit worthiness of Luminant Generation Company LLC is not sufficient to support Luminant’s reclamation obligations, TCEH may be required to post cash or letter of credit collateral support in an amount currently estimated to be approximately $600 million to $800 million. This amount would vary depending upon numerous factors, including Luminant Generation Company LLC’s credit worthiness and the level of mining reclamation obligations.

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $33 million as of December 31, 2008 (which is subject to weekly adjustments based on settlement activity with ERCOT).

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH is required to post a letter of credit in an amount equal to $170 million to secure TXU Energy’s payment obligations to Oncor if two or more of Oncor’s credit ratings are below investment grade. As of February 20, 2009, Oncor maintains an investment grade rating with each of the rating agencies.

Other arrangements of EFC Holdings, including the accounts receivable securitization program (see Note 11 to Financial Statements) and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the credit ratings of TCEH.

In the event that any or all of the additional collateral requirements discussed above are triggered, EFC Holdings believes it will have adequate liquidity to satisfy such requirements.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TCEH or any restricted subsidiary in respect of indebtedness, excluding indebtedness relating to the sale of receivables program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities such a default may cause the maturity of outstanding balances ($22.1 billion at January 30, 2009) under such facilities to be accelerated.

The indenture governing the $6.75 billion of TCEH Notes contains a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of TCEH and any of its restricted subsidiaries in the aggregate amount equal to or greater than $250 million may cause the acceleration of the TCEH Notes.

Under the terms of a TCEH rail car master equipment lease with approximately $49 million in remaining lease principal payments as of December 31, 2008, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of a TCEH rail car master lease with approximately $56 million in remaining lease payments as of December 31, 2008, if obligations of TCEH in the aggregate in excess of $200 million for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements have been accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

The indenture governing the $4.5 billion of EFH Corp. Notes contains a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. and any of its restricted subsidiaries in the aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Notes.

The accounts receivable securitization program contains a cross default provision with a threshold of $200 million that applies in the aggregate to the originators, any parent guarantor of an originator or TCEH acting as collection agent under the program. TXU Receivables Company and EFH Corporate Services Company, as collection agent, in the aggregate have a cross default threshold of $50,000. If any of the aforementioned defaults on indebtedness of the applicable threshold were to occur, the program could terminate.

EFC Holdings and its subsidiaries enter into energy-related and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if EFC Holdings or those subsidiaries were to default under an obligation in respect of borrowings in excess of thresholds, which vary, stated in the contracts. The entities whose default would trigger cross default vary depending on the contract.

Each of TCEH’s natural gas hedging agreements that are secured with a lien on its assets on a pari passu basis with the TCEH Senior Secured Facilities contains a cross default provision. In the event of a default by TCEH or any of its subsidiaries relating to indebtedness (such amounts varying by contract but ranging from $200 million to $250 million), then each counterparty under these hedging agreements would have the right to terminate its hedge agreement with TCEH and require all outstanding obligations under such agreement to be settled.

In the event of a default by TCEH relating to indebtedness in an amount equal to or greater than $200 million that results in the acceleration of such debt, then each counterparty under TCEH’s interest rate swap agreements with a notional value totaling $32 billion at January 30, 2009 would have the right to terminate its interest rate swap agreement with TCEH and require all outstanding obligations under such agreement to be settled.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Long-Term Contractual Obligations and Commitments — The following table summarizes EFC Holdings’ contractual cash obligations as of December 31, 2008 (see Notes 12 and 13 to Financial Statements for additional disclosures regarding these long-term debt and noncancellable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt – principal (a)	$258	$860	$509	$30,218	$31,845
Long-term debt – interest (b)	2,277	4,633	4,404	3,775	15,089
Operating and capital leases (c)	69	179	103	381	732
Obligations under commodity purchase and services agreements (d)	1,679	1,409	598	603	4,289

Total contractual cash obligations (e)	$4,283	$7,081	$5,614	$34,977	$51,955

(a)	Excludes capital lease obligations, unamortized discounts and fair value discounts related to purchase accounting. Also excludes $174 of additional principal amount of notes to be issued in May 2009 and due in 2016 and 2017, reflecting the election of the PIK feature on toggle notes as discussed above under PIK Interest Election.
(b)	Includes net amounts payable under interest rate swaps. Variable interest payments and net amounts payable under interest rate swaps are calculated based on interest rates in effect at December 31, 2008.
(c)	Includes short-term noncancellable leases.
(d)	Includes capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear-related outsourcing and other purchase commitments. Amounts presented for variable priced contracts assumed the year-end 2008 price remained in effect for all periods except where contractual price adjustment or index-based prices were specified.
(e)	Table does not include estimated 2009 funding of the pension and other postretirement benefits plans totaling approximately $2 million. It also does not include cancellable contracts associated with the construction of new generation facilities with obligations totaling approximately $550 million through 2010. See Note 13 to Financial Statements.

The following contractual obligations were excluded from the table above:

•	contracts between affiliated entities and intercompany debt;

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancellable without payment of a substantial cancellation penalty;

•	employment contracts with management, and

•	liabilities related to uncertain tax positions totaling $788 million discussed in Note 7 to Financial Statements as the ultimate timing of payment is not known.

Guarantees — See Note 13 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

See discussion above under “Sale of Accounts Receivable” and in Note 11 to Financial Statements.

Also see Note 13 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 13 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

2009 Texas Legislative Session

The Texas Legislature convened in its regular biennial session beginning January 13, 2009. The session will conclude June 1, 2009. EFC Holdings is actively monitoring and providing input regarding legislation that could impact its operations. EFC Holdings is unable to predict the outcome of the 2009 legislative process or its impact, if any, on its financial position, results of operations or cash flows.

Regulatory Investigations and Reviews

See Note 13 to Financial Statements.

Certification of REPs

In October 2008, the PUCT proposed a replacement of the rule relating to Certification of Retail Electric Providers. The proposed new rule is expected to strengthen the certification requirements for REPs in order to better protect customers, transmission and distribution utilities (TDUs), and other REPs from the insolvency and other harmful conditions and activities of REPs. The new rule would be considered a competition rule and thus be subject to judicial review as specified in PURA. The new rule proposes, among other things, increased creditworthiness requirements and financial reporting for REPs, additional customer protection requirements, deposit requirements to TDUs, and regulatory asset consideration for bad debt expenses. The PUCT is expected to finalize the new rule in the first quarter of 2009. EFC Holdings cannot predict the final outcome of this proposed rule.

Wholesale Market Design

In August 2003, the PUCT adopted a rule that, when implemented, will alter the wholesale market design in the ERCOT market. The rule requires ERCOT to:

•	use a stakeholder process to develop a new wholesale market model;

•	operate a voluntary day-ahead energy market;

•	directly assign all congestion rents to the resources that caused the congestion;

•	use nodal energy prices for resources;

•	provide information for energy trading hubs by aggregating nodes;

•	use zonal prices for loads, and

•	provide congestion revenue rights (but not physical rights).

ERCOT currently has a zonal wholesale market structure consisting of four geographic zones. The proposed location-based congestion-management market is referred to as a “nodal” market because wholesale pricing would differ across the various nodes on the transmission grid. The implementation of a nodal market is being done in conjunction with transmission improvements designed to reduce current congestion. In 2006, the PUCT approved a set of Nodal Protocols that was filed by ERCOT and describes the operation of a wholesale nodal market, and set an implementation date of no later than January 1, 2009. ERCOT has delayed the start of the nodal market beyond the January 1, 2009 implementation date. Pursuant to a request from the PUCT, ERCOT announced in November 2008 a new preliminary schedule for the implementation of the nodal market by December 2010. Additionally, pursuant to a request from the PUCT, ERCOT prepared a revised cost-benefit analysis for implementation of a nodal market design that showed a net present value of total system cost savings of $520 million compared to a net present value of $222 million of going forward costs for a nodal market design. In accordance with a PUCT order, ERCOT included a preliminary Nodal Program Integrated Project Schedule as part of the overall nodal budget filing with the PUCT in February 2009 as discussed immediately below.

In August 2006, the PUCT adopted an interim order approving ERCOT’s application for a surcharge imposed on all Qualified Scheduling Entities in the ERCOT market (including subsidiaries of TCEH) for the purpose of financing 38% of ERCOT’s expected nodal implementation costs. The surcharge took effect in October 2006. Additionally, in May 2008, the PUCT approved an increase in the surcharge. In November 2008, ERCOT filed a request with the PUCT for approval of an interim increase in the nodal surcharge from $0.169 per MWh to $0.38 per MWh. At the PUCT’s Open Meeting on January 14, 2009, the PUCT voted to extend the existing $0.169 per MWh nodal surcharge through the end of February 2009. ERCOT submitted a revised not to exceed budget of $658.7 million with the PUCT in February 2009, up from the initial nodal budget of $363.5 million. At the PUCT open meeting on February 26, 2009, the PUCT commissioners voted to extend the ERCOT nodal program until March 31, 2009, while maintaining the existing nodal surcharge of $0.169 per MWh. The PUCT directed ERCOT to submit a filing for approval of the full nodal surcharge, budget and schedule by March 31, 2009. At the current level of the nodal surcharge, EFC Holdings expects that the annual impact of the surcharge would be approximately $10 to $11 million in additional expenses; however, EFC Holdings is unable to predict the ultimate impact of the proposed nodal wholesale market design on its operations or financial results.

Environmental Regulations

See discussion in Note 3 to Financial Statements regarding the invalidation of the EPA’s Clean Air Interstate Rule and the related impairment of intangible assets representing NOx and SO2 emission allowances.

Summary

EFC Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter its basic financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that EFC Holdings may experience a loss in value as a result of changes in market conditions affecting factors such as commodity prices and interest rates, to which EFC Holdings is exposed in the ordinary course of business. EFC Holdings’ exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as the volatility and liquidity of markets. EFC Holdings enters into instruments such as interest rate swaps to manage interest rate risk related to its indebtedness, as well as exchange traded, over-the-counter contracts and other contractual commitments to manage commodity price risk as part of its wholesale activities. EFC Holdings’ interest rate risk discussed below was significantly affected by debt issuances in connection with the Merger.

Risk Oversight

TCEH manages the commodity price, counterparty credit and commodity-related operational risk related to the unregulated energy business within limitations established by senior management and in accordance with EFC Holdings’ overall risk management policies. Interest rate risk is managed centrally by the corporate treasury function. Market risks are monitored by risk management groups that operate independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies. Key risk control activities include, but are not limited to, transaction review and approval (including credit review), operational and market risk measurement, validation of transaction capture, portfolio valuation and reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

EFH Corp. has a corporate risk management organization that is headed by the Chief Financial Officer, who functions as the Chief Risk Officer. The Chief Risk Officer, through his designees at TCEH, enforces applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in the various businesses of EFC Holdings and their associated transactions.

Commodity Price Risk

EFC Holdings’ businesses are subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products they market or purchase. EFC Holdings’ businesses actively manage their portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on results of operations. These businesses, similar to other participants in the market, cannot fully manage the long-term value impact of structural declines or increases in natural gas and power prices and spark spreads (differences between the market price of electricity and its cost of production).

In managing energy price risk, subsidiaries of EFC Holdings enter into a variety of market transactions including, but not limited to, short- and long-term contracts for physical delivery, exchange traded and over-the-counter financial contracts and bilateral contracts with customers. Activities in the wholesale operations include hedging, the structuring of long-term contractual arrangements and proprietary trading. The wholesale operation continuously monitors the valuation of identified risks and adjusts positions based on current market conditions. EFC Holdings strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

Long-Term Hedging Program — See “Significant Activities and Events” above for a description of the program, including potential effects on reported results.

VaR Methodology — A VaR methodology is used to measure the amount of market risk that exists within the portfolio under a variety of market conditions. The resultant VaR produces an estimate of a portfolio’s potential for loss given a specified confidence level and considers among other things, market movements utilizing standard statistical techniques given historical and projected market prices and volatilities.

A Monte Carlo simulation methodology is used to calculate VaR and is considered by management to be the most effective way to estimate changes in a portfolio’s value based on assumed market conditions for liquid markets. The use of this method requires a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e. the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data.

Trading VaR — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts entered into for trading purposes based on a 95% confidence level and an assumed holding period of five to 60 days.

	Successor
	Year Ended December 31, 2008	Year Ended December 31, 2007
Month-end average Trading VaR:	$6	$9

Month-end high Trading VaR:	$15	$14

Month-end low Trading VaR:	$2	$6

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Successor
	Year Ended December 31, 2008	Year Ended December 31, 2007
Month-end average MtM VaR:	$2,290	$1,081

Month-end high MtM VaR:	$3,549	$1,576

Month-end low MtM VaR:	$1,087	$322

Earnings at Risk (EaR) — This measurement estimates the potential reduction of pretax earnings for the periods presented, due to changes in market conditions, of all energy-related contracts marked-to-market in net income and contracts not marked-to-market in net income that are expected to be settled within the fiscal year (physical purchases and sales of commodities). Transactions accounted for as cash flow hedges are also included for this measurement. A 95% confidence level and a five to 60 day holding period are assumed in determining EaR.

	Successor
	Year Ended December 31, 2008	Year Ended December 31, 2007
Month-end average EaR:	$2,300	$1,070

Month-end high EaR:	$3,916	$1,559

Month-end low EaR:	$1,069	$318

The increases in the risk measures (MtM VaR and EaR) above were driven by higher natural gas prices and significant increases in market volatility.

Interest Rate Risk

The table below provides information concerning EFC Holdings’ financial instruments as of December 31, 2008 and 2007 that are sensitive to changes in interest rates, which include debt obligations and interest rate swaps. EFC Holdings has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. In addition, in connection with entering into certain interest rate basis swaps to further reduce fixed borrowing costs, EFC Holdings has changed the variable interest rate terms of certain debt from three-month LIBOR to one-month LIBOR, as discussed in Note 12 to Financial Statements. The weighted average interest rate presented is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts and fair value hedges are excluded from the table. See Note 12 to Financial Statements for a discussion of changes in debt obligations.

	Expected Maturity Date
	(millions of dollars, except percentages)						Successor
	2009	2010	2011	2012	2013	There- After	2008 Total Carrying Amount	2008 Total Fair Value	2007 Total Carrying Amount	2007 Total Fair Value
Long-term debt (including current maturities)
Fixed rate debt amount (a)	$85	$21	$439	$25	$84	$9,930	$10,584	$6,838	$10,745	$10,578
Average interest rate	7.32%	8.06%	5.82%	8.07%	7.13%	10.18%	9.94%		9.78%
Variable rate debt amount	$173	$200	$200	$200	$200	$20,288	$21,261	$14,886	$20,256	$19,909
Average interest rate	5.44%	5.40%	5.40%	5.40%	5.40%	5.28%	5.28%		8.29%

Total debt	$258	$221	$639	$225	$284	$30,218	$31,845	$21,724	$31,001	$30,487

Debt swapped to fixed:
Amount	$1,250	$500	$600	$2,600	$3,600	$9,000	$17,550		$15,050
Average pay rate	7.33%	7.43%	7.57%	7.99%	7.60%	8.31%	8.00%		8.01%
Average receive rate	5.89%	5.89%	5.89%	5.89%	5.83%	5.89%	5.88%		8.40%
Variable basis swaps:
Amount	$6,345	$1,100	$1,500	$4,100	$—	$—	$13,045		$—
Average pay rate	2.51%	2.39%	2.67%	2.39%	—	—	2.48%		—
Average receive rate	2.07%	1.82%	2.32%	1.82%	—	—	2.00%		—

(a)	Reflects the remarketing date and not the maturity date for certain debt that is subject to mandatory tender for remarketing prior to maturity. See Note 12 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.

As of December 31, 2008, the potential reduction of annual pretax earnings due to a one-point increase in interest rates totaled approximately $26 million, taking into account the interest rate swaps discussed in Note 12 to the Financial Statements.

Credit Risk

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. EFC Holdings and its subsidiaries maintain credit risk policies with regard to their counterparties to minimize overall credit risk. These policies prescribe practices for evaluating a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty. EFC Holdings has processes for monitoring and managing credit exposure of its businesses including methodologies to analyze counterparties’ financial strength, measurement of current and potential future exposures and contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to assess overall credit exposure. This evaluation results in establishing exposure limits or collateral requirements for entering into an agreement with a counterparty that creates exposure. Additionally, EFC Holdings has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Prospective material adverse changes in the payment history or financial condition of a counterparty or downgrade of its credit quality result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — EFC Holdings’ gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions arising from hedging and trading activities totaled $2.046 billion at December 31, 2008. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of December 31, 2008 include $715 million in accounts receivable from the retail sale of electricity to residential and business customers. As of December 31, 2008, EFC Holdings held cash deposits of $108 million as collateral for these receivables. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

Most of the remaining credit exposure is with wholesale counterparties. These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of December 31, 2008, the exposure to credit risk from the wholesale customers and counterparties totaled $1.331 billion taking into account standardized master netting contracts and agreements described above but before taking into account $536 million in credit collateral (cash, letters of credit and other security interests) held by EFC Holdings subsidiaries.

Of this $795 million net exposure, 82% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and EFC Holdings’ internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. EFC Holdings routinely monitors and manages its credit exposure to these customers and counterparties on this basis. See discussion above under “Bankruptcy Filing of Lehman Brothers Holdings Inc.”

The following table presents the distribution of credit exposure as of December 31, 2008, for wholesale counterparties. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from hedging and trading activities after taking into consideration netting within each contract and any master netting contracts with counterparties. The amounts below do not include asset liens held as security for a portion of the net exposure.

				Net Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,180	$528	$652	$503	$83	$66	$652
Noninvestment grade	151	8	143	140	3	—	143

Totals	$1,331	$536	$795	$643	$86	$66	$795

Investment grade	89%		82%
Noninvestment grade	11%		18%

In addition to the exposures in the table above, EFC Holdings has contracts classified as “normal” purchase or sale and non-derivative contractual commitments that are not marked-to-market in the financial statements. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform. Nonperformance could have a material adverse impact on EFC Holdings’ future results of operations, financial condition and cash flows.

EFC Holdings does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any customer or counterparty.

EFC Holdings’ subsidiaries had credit exposure to two counterparties each having an exposure greater than 10% of the net $795 million credit exposure. These two counterparties represented 29% and 18%, respectively, of the net exposure. EFC Holdings views exposure to these counterparties to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating and business relationship with EFC Holdings. However, this concentration increases the risk that a default would have a material effect on EFC Holdings’ net income and cash flows.

With respect to credit risk related to the long-term hedging program, over 98% of the transaction volumes are with counterparties with an A credit rating or better. However, EFC Holdings has current and potential credit concentration risk related to the limited number of counterparties that comprise the substantial majority of the program with such counterparties being in the banking and financial sector. The transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of a material downgrade in the credit rating of the counterparties. An event of default by one or more of EFC Holdings’ hedge counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if EFC Holdings owes amounts related to its commodity contracts or delays in receipts of expected settlements if the hedge counterparties owe amounts to EFC Holdings. While EFC Holdings views the potential concentration of risk with these counterparties to be within an acceptable risk tolerance, EFC Holdings strives to manage its exposure to its hedge counterparties through various ongoing risk management measures.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFC Holdings contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFC Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of EFC Holdings’ business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” and “outlook”), are forward-looking statements. Although EFC Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Risk Factors” and the following important factors, among others, that could cause the actual results of EFC Holdings to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, FERC, the PUCT, the RRC, the NRC, the EPA and the TCEQ, with respect to, among other things:

•	allowed prices;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	operations of mines;

•	acquisitions and disposal of assets and facilities;

•	development, construction and operation of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies, including climate change initiatives;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	EFC Holdings’ ability to attract and retain profitable customers;

•	EFC Holdings’ ability to profitably serve its customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the ERCOT electricity market;

•	EFC Holdings’ ability to effectively hedge against changes in commodity prices, market heat rates and interest rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to EFC Holdings’ financial instruments;

•	changes in technology used by and services offered by EFC Holdings;

•

significant changes in EFC Holdings’ relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate future executive compensation payments;

•	significant changes in critical accounting policies;

•	actions by credit rating agencies;

•	economic conditions;

•	the ability of EFC Holdings to implement cost reduction initiatives, and

•

with respect to EFC Holdings’ lignite coal-fueled generation construction and development program, more specifically, EFC Holdings’ ability to fund such investments, changes in competitive market rules, unexpected judicial rulings, changes in environmental laws or regulations, changes in electric generation and emissions control technologies, changes in projected demand for electricity, the ability of EFC Holdings and its contractors to attract and retain, at projected rates, skilled labor for constructing the new generating units, changes in wholesale electricity prices or energy commodity prices, transmission capacity and constraints, supplier performance risk, changes in the cost and availability of materials necessary for the construction program and the ability of EFC Holdings to manage the significant construction, commissioning and start-up program to a timely conclusion with limited cost overruns.

Any forward-looking statement speaks only as of the date on which it is made, and EFC Holdings undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for EFC Holdings to predict all of them; nor can EFC Holdings assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

INDUSTRY AND MARKET INFORMATION

The industry and market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources, including certain data published by ERCOT. EFC Holdings did not commission any of these publications or reports. Some data is also based on EFC Holdings’ good faith estimates, which are derived from EFC Holdings’ review of internal surveys, as well as the independent sources listed above. Independent industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While it believes that each of these studies and publications is reliable, EFC Holdings has not independently verified such data and makes no representation as to the accuracy of such information. Forecasts are particularly likely to be inaccurate, especially over long periods of time, and EFC Holdings does not know what assumptions regarding general economic growth are used in preparing the forecasts included in this report. Similarly, while EFC Holdings believes that its internal and external research is reliable, it has not been verified by any independent sources, and EFC Holdings makes no assurances that the predictions contained therein are accurate.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Competitive Holdings Company:

We have audited the accompanying consolidated balance sheets of Energy Future Competitive Holdings Company and subsidiaries (“EFC Holdings”) as of December 31, 2008 and 2007 (successor), and the related statements of consolidated income (loss), comprehensive income (loss), cash flows and shareholders’ equity for the year ended December 31, 2008 (successor), the period from October 11, 2007 through December 31, 2007 (successor), the period from January 1, 2007 through October 10, 2007 (predecessor) and the year ended December 31, 2006 (predecessor). These financial statements are the responsibility of EFC Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. EFC Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of EFC Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Future Competitive Holdings Company and subsidiaries at December 31, 2008 and 2007 (successor), and the results of their operations and their cash flows for the year ended December 31, 2008 (successor), the period from October 11, 2007 through December 31, 2007 (successor), the period from January 1, 2007 through October 10, 2007 (predecessor) and the year ended December 31, 2006 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, EFC Holdings is a wholly owned subsidiary of Energy Future Holdings Corp. (“EFH Corp.”), which was merged with Texas Energy Future Merger Sub Corp on October 10, 2007.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 2, 2009

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Millions of Dollars)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Operating revenues	$9,787	$1,671	$6,884	$9,396
Fuel, purchased power costs and delivery fees	(5,600)	(852)	(3,209)	(3,929)
Net gain (loss) from commodity hedging and trading activities	2,184	(1,492)	(554)	153
Operating costs	(677)	(124)	(471)	(605)
Depreciation and amortization	(1,092)	(315)	(253)	(334)
Selling, general and administrative expenses	(680)	(153)	(452)	(533)
Franchise and revenue-based taxes	(109)	(30)	(83)	(127)
Impairment of goodwill	(8,000)	—	—	—
Other income (Note 10)	35	2	59	78
Other deductions (Note 10)	(1,263)	(5)	20	(210)
Interest income	59	9	312	252
Interest expense and related charges (Note 23)	(4,187)	(652)	(329)	(334)

Income (loss) before income taxes	(9,543)	(1,941)	1,924	3,807

Income tax (expense) benefit	504	675	(618)	(1,306)

Net income (loss)	$(9,039)	$(1,266)	$1,306	$2,501

See Notes to Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Millions of Dollars)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Net income (loss)	$(9,039)	$(1,266)	$1,306	$2,501

Other comprehensive income (loss), net of tax effects:
Cash flow hedges:
Net increase (decrease) in fair value of derivatives (net of tax (expense) benefit of $98, $97, $154 and $(321))	(181)	(177)	(288)	598
Derivative value net (gains) losses related to hedged transactions recognized during the period and reported in net income (net of tax (expense) benefit of $66, $—, $(48) and $(26))	122	—	(89)	(47)

Total adjustments to net income (loss)	(59)	(177)	(377)	551

Comprehensive income (loss)	$(9,098)	$(1,443)	$929	$3,052

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Millions of Dollars)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Cash flows — operating activities
Net income (loss)	$(9,039)	$(1,266)	$1,306	$2,501

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,549	444	306	400
Deferred income tax expense (benefit) – net	(377)	(453)	(68)	182
Impairment of goodwill (Note 3)	8,000	—	—	—
Impairment of trade name intangible asset (Note 3)	481	—	—	—
Impairment of emission allowances intangible assets (Note 3)	501	—	—	—
Impairment of natural gas-fueled generation fleet (Note 5)	229	—	—	198
Charge related to Lehman bankruptcy (Note 10)	26	—	—	—
Net effect of unrealized mark-to-market valuations of commodity positions – losses (gains)	(2,329)	1,556	722	(272)
Unrealized net loss on mark-to-market valuations of interest rate swaps	1,477	—	—	—
Bad debt expense	81	13	44	67
Stock-based incentive compensation expense	10	—	6	9
Recognition of losses on dedesignated cash flow hedges	66	1	8	10
Customer appreciation bonus charge (net of amounts credited to customers in 2006)	—	—	—	122
Credit related to impaired leases (Note 10)	—	—	(48)	(2)
Net (gains) losses on sale of assets	—	1	(38)	(68)
Effect of Parent’s payment of interest on pushed-down debt	251	24	—	—
Net equity loss from unconsolidated affiliate	10	2	5	10
Other, net	(24)	2	5	8
Changes in operating assets and liabilities:
Affiliate accounts receivable/payable – net	44	(91)	100	(43)
Accounts receivable – trade	(491)	(211)	308	348
Impact of accounts receivable sales program (Note 11)	53	(223)	45	(41)
Inventories	(12)	(14)	(33)	1
Accounts payable – trade	366	260	(444)	(212)
Commodity and other derivative contractual assets and liabilities	(28)	(10)	(167)	—
Margin deposits – net	595	(614)	(569)	564
Other – net assets	374	(223)	(5)	176
Other – net liabilities	(156)	554	(252)	799

Cash provided by (used in) operating activities	1,657	(248)	1,231	4,757

Cash flows — financing activities
Issuances of securities/long-term borrowings (Note 12):
Merger-related debt financing	—	33,732	—	—
Pollution control revenue bonds	242	—	—	243
Other long-term debt	1,443	—	1,000	—
Retirements/repurchases of securities/long-term borrowings (Note 12):
Merger-related debt repurchases	—	(8,992)	—	—
Pollution control revenue bonds	(242)	—	(143)	(259)
Other long-term debt	(618)	(49)	(28)	(417)
Increase (decrease) in short-term borrowings (Note 12):
Bank	462	(1,617)	1,860	(245)
Commercial paper	—	—	(623)	317
Decrease in income tax-related note payable to Oncor	(34)	(9)	(24)	(40)
Distribution paid to parent	—	(21,000)	(1,135)	(858)
Excess tax benefit on stock-based incentive compensation	—	—	—	11
Debt discount, financing and reacquisition expenses – net	(1)	(577)	(12)	(17)
Other	37	—	—	—

Cash provided by (used in) financing activities continuing operations	$1,289	$1,488	$895	$(1,265)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONT.)

(Millions of Dollars)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Cash flows — investing activities
Net loans (to) from affiliates.	$(558)	$(134)	$114	$(2,278)
Capital expenditures	(1,908)	(496)	(1,409)	(791)
Nuclear fuel purchases	(166)	(23)	(54)	(117)
Investment held in money market fund (Note 1)	(142)	—	—	—
Purchase of mining-related assets	—	—	(122)	—
Purchase of lease trust	—	—	—	(69)
Proceeds from sale of assets	29	14	2	17
Proceeds from letter of credit facility posted with trustee (Note 23)	—	(1,250)	—	—
Proceeds from pollution control revenue bonds (deposited with) withdrawn from trustee – restricted cash	29	13	202	(240)
Other changes in restricted cash	(4)	1	(1)	—
Proceeds from sale of environmental allowances and credits	39	—	—	—
Purchases of environmental allowances and credits	(34)	—	—	—
Proceeds from sales of nuclear decommissioning trust fund securities	1,623	831	602	207
Investments in nuclear decommissioning trust fund securities	(1,639)	(835)	(614)	(223)
Cash settlements related to outsourcing contract termination	41	—	—	—
Other	8	(2)	3	(3)

Cash used in investing activities	(2,682)	(1,881)	(1,277)	(3,497)

Net change in cash and cash equivalents	264	(641)	849	(5)

Cash and cash equivalents — beginning balance	215	856	7	12

Cash and cash equivalents — ending balance	$479	$215	$856	$7

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars)

	Successor
	December 31, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$479	$215
Investments held in money market fund (Note 1)	142	—
Restricted cash (Note 23)	4	—
Trade accounts receivable — net (Note 11)	994	827
Note receivable from parent (Note 22)	584	25
Income taxes receivable from parent (Note 22)	—	211
Inventories (Note 23)	361	352
Commodity and other derivative contractual assets (Note 15)	2,391	1,126
Accumulated deferred income taxes (Note 9)	21	18
Margin deposits related to commodity positions	439	513
Other current assets	86	73

Total current assets	5,501	3,360

Restricted cash (Note 23)	1,250	1,279
Investments (Note 16)	484	613
Property, plant and equipment — net (Note 23)	20,902	20,545
Goodwill (Note 3)	10,322	18,060
Intangible assets — net (Note 3)	2,774	4,137
Commodity and other derivative contractual assets (Note 15)	962	244
Other noncurrent assets, principally unamortized debt issuance costs	805	914

Total assets	$43,000	$49,152

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings (Note 12)	$900	$438
Long-term debt due currently (Note 12)	269	202
Trade accounts payable – nonaffiliates	1,000	754
Trade accounts and other payables to affiliates	171	125
Commodity and other derivative contractual liabilities (Note 15)	2,730	1,108
Margin deposits related to commodity positions	525	5
Accrued income taxes payable to parent (Note 22)	33	—
Accrued taxes other than income	70	56
Accrued interest	354	393
Other current liabilities	275	241

Total current liabilities	6,327	3,322

Accumulated deferred income taxes (Note 9)	5,242	5,900
Commodity and other derivative contractual liabilities (Note 15)	2,095	2,452
Notes or other liabilities due affiliates (Note 22)	254	289
Long-term debt, less amounts due currently (Note 12)	31,556	30,762
Other noncurrent liabilities and deferred credits (Note 23)	2,528	2,424

Total liabilities	48,002	45,149

Commitments and Contingencies (Note 13)

Shareholders’ equity (Note 14)	(5,002)	4,003

Total liabilities and shareholders’ equity	$43,000	$49,152

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Millions of Dollars)

	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Preferred stock – not subject to mandatory redemption:
Balance at beginning of period	$—	$—	$—	$—
Issuance of preferred stock	1	—	—	—

Balance at end of period (number of shares outstanding: Successor: December 31, 2008 and 2007 – 4,788 shares; Predecessor: October 10, 2007 and December 31, 2006 – 788 shares)	1	—	—	—

Class A common stock without par value – authorized shares – 9,000,000 (a):
Balance at beginning of period	272	—	9	4
Effects of purchase accounting push-down	(2)	1,415	—	—
Dividend to parent to fund Merger	—	(1,050)	—	—
Merger-related transactions	—	15	—	—
Effects of debt push-down from EFH Corp.	7	(108)	—	—
Effects of stock-based incentive compensation plans	—	—	1	1
Acquired subsidiaries and net assets	—	—	—	1
Effects of allocation of SFAS 158 transition adjustment	—	—	—	3
Allocated pension assets	—	—	1	—

Balance at end of period (shares outstanding for all periods presented – 2,062,768)	277	272	11	9

Class B common stock without par value – authorized shares – 171,000,000 (a):
Balance at beginning of period	5,174	—	177	73
Effects of purchase accounting push-down	(49)	26,888	—	—
Dividend to parent to fund Merger	—	(19,950)	—	—
Merger-related transactions	—	286	—	—
Effects of debt push-down from EFH Corp. (Note 12)	133	(2,050)	—	—
Effects of stock-based incentive compensation plans	3	—	30	20
Acquired subsidiaries and net assets	—	—	—	19
Effects of allocation of SFAS 158 transition adjustment	—	—	—	62
Allocated pension assets	—	—	7	—
Transfer of accumulated deferred income taxes	—	—	—	2
TXU Fuel Co LLC equity adjustment	—	—	—	1

Balance at end of period (shares outstanding for all periods presented – 39,192,594)	5,261	5,174	214	177

Retained earnings:
Balance at beginning of period	(1,266)	—	7,327	5,684
Net income (loss)	(9,039)	(1,266)	1,306	2,501
Intercompany payable/receivable settlements and contributions related to the Merger	—	—	(4,832)	—
Dividends declared on common stock	—	—	(1,135)	(858)
Effect of adoption of FIN 48	—	—	(42)	—

Balance at end of period	(10,305)	(1,266)	2,624	7,327

Accumulated other comprehensive income (loss), net of tax effects (b):
Balance at beginning of period	(177)	—	430	(121)
Change during the period	(59)	(177)	(377)	551

Balance at end of period	(236)	(177)	53	430

Total shareholders’ equity	$(5,002)	$4,003	$2,902	$7,943

(a)	The beginning equity balance for the Successor period reflects the application of push-down accounting as a result of the Merger.
(b)	All amounts relate to cash flow hedges.

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EFC Holdings is a wholly-owned subsidiary of EFH Corp. and is a Dallas-based holding company that conducts its operations principally through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales. Commodity risk management and allocation of financial resources are performed at the consolidated level; therefore, there are no reportable business segments.

On October 10, 2007, EFH Corp. completed its Merger with Merger Sub. As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.

In connection with the Merger, certain wholly-owned subsidiaries of EFH Corp. established for the purpose of developing and constructing new generation facilities have become subsidiaries of TCEH, and certain assets and liabilities of other such subsidiaries were transferred to TCEH and its subsidiaries. Those subsidiaries holding impaired construction work-in-process assets related to eight canceled coal-fueled generation units have not become subsidiaries of TCEH. In addition, a wholly-owned subsidiary of EFC Holdings representing a lease trust holding certain combustion turbines has become a subsidiary of TCEH. Because these transactions were between entities under the common control of EFH Corp., EFC Holdings accounted for the transactions in a manner similar to a pooling of interests. As a result, historical operations, financial position and cash flows of EFC Holdings and the entities and other net assets contributed are presented on a combined basis for all periods presented. See Note 4 for further information.

Basis of Presentation

The consolidated financial statements of EFC Holdings have been prepared in accordance with US GAAP. The accompanying consolidated statements of income (loss), comprehensive income (loss) and cash flows present results of operations and cash flows of EFC Holdings for “Successor” and “Predecessor” periods, which relate to periods succeeding and preceding the Merger, respectively. The consolidated financial statements have been prepared on the same basis as the audited financial statements included in EFC Holdings’ Registration Statement on Form S-4 (file number 333-153700), which included certain retrospective accounting changes. The consolidated financial statements of the Successor reflect the application of purchase accounting in accordance with the provisions of SFAS 141 and reflect the adoption of SFAS 157. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates

Preparation of EFC Holdings’ financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Purchase Accounting

The Merger has been accounted for under purchase accounting, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation resulted in a significant amount of goodwill, an increase in the carrying value of property, plant and equipment and deferred income tax liabilities as well as new identifiable intangible assets and liabilities. Purchase accounting impacts, including goodwill recognition, have been “pushed down”, resulting in the assets and liabilities of EFC Holdings being recorded at their respective fair values as of October 10, 2007 and the recording of $18.3 billion of goodwill by EFC Holdings. Reported earnings in periods subsequent to the Merger reflect increases in interest, depreciation and amortization expense. See Note 2 for details regarding the effect of purchase accounting.

Derivative Instruments and Mark-to-Market Accounting

EFC Holdings enters into contracts for the purchase and sale of electricity, natural gas and other commodities and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. If the instrument meets the definition of a derivative under SFAS 133, changes in the fair value of the derivative are recognized in net income as unrealized gains and losses, unless the criteria for certain exceptions are met, and an offsetting derivative asset or liability is recorded in the balance sheet. This recognition is referred to as “mark-to-market” accounting. The fair values of EFC Holdings’ unsettled derivative instruments under mark-to-market accounting are reported in the balance sheet as commodity and other derivative contractual assets or liabilities. When derivative instruments are settled and realized gains and losses are recorded, the previously recorded unrealized gains and losses and derivative assets and liabilities are reversed. See Note 15 and 20 for additional information regarding commodity and other derivative contractual assets and liabilities and fair value measurement. Under the election criteria of SFAS 133, EFC Holdings may elect the “normal” purchase and sale exemption. A commodity-related derivative contract may be designated as a “normal” purchase or sale if the commodity is to be physically received or delivered for use or sale in the normal course of business. If designated as normal, the derivative contract is accounted for under the accrual method of accounting (not marked-to-market) with no balance sheet or income statement recognition of the contract until settlement.

Because derivative instruments are frequently used as economic hedges, SFAS 133 allows the designation of such instruments as cash flow or fair value hedges provided certain conditions are met. A cash flow hedge mitigates the risk associated with the variability of the future cash flows related to an asset or liability (e.g., a forecasted sale of electricity in the future at market prices or the payment of interest related to variable rate debt), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for changes in the fair value of cash flow hedges, derivative assets and liabilities are recorded on the balance sheet with an offset to other comprehensive income or loss to the extent the hedges are effective and the hedged transaction remains probable of occurring. If the hedged transaction becomes probable of not occurring, hedge accounting is discontinued and the amount recorded in other comprehensive income is immediately reclassified into net income. If the relationship between the hedge and the hedged transaction ceases to exist or is dedesignated, hedge accounting is discontinued, and the amounts recorded in other comprehensive income are recognized as the previously hedged transaction impacts earnings. Changes in value of fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the related asset or liability (hedged item) is adjusted for changes in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss associated with the hedge is amortized into income over the remaining life of the hedged item. In the statement of cash flow, the effects of settlements of derivative instruments are classified consistent with the related hedged transactions.

To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Changes in fair value that represent hedge ineffectiveness, even if the hedge continues to be assessed as effective, are immediately recognized in net income. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item. See Notes 12 and 15 for additional information concerning hedging activity.

Realized and unrealized gains and losses from transacting in energy-related derivative instruments are primarily reported in the income statement in net gain (loss) from commodity hedging and trading activities. In accordance with accounting rules, realized gains and losses associated with physically settled sales and purchase derivative instruments are reported in revenues and fuel, purchased power costs and delivery fees.

Revenue Recognition

EFC Holdings records revenue from electricity sales under the accrual method of accounting. Revenues are recognized when electricity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the revenues earned from the meter reading date to the end of the period (unbilled revenue).

EFC Holdings’ reported revenues include, on a net basis, ERCOT electricity balancing transactions, which represent wholesale purchases and sales of electricity for real-time balancing purposes as measured in 15-minute intervals. As is industry practice, these purchases and sales with ERCOT, as the balancing energy clearinghouse agent, are reported net in the income statement. Although difficult to predict, it is expected that the balancing activity will frequently result in net revenues due in part to generation volumes exceeding retail load. EFC Holdings believes that presentation of this activity as a component of revenues more appropriately reflects EFC Holdings’ market position.

Impairment of Long-Lived Assets

EFC Holdings evaluates long-lived assets (including intangible assets with finite lives) for impairment whenever indications of impairment exist in accordance with the requirements of SFAS 144. The carrying value of such assets is deemed to be impaired if the projected undiscounted cash flows are less than the carrying value. If there is such impairment, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by discounted cash flows, supported by available market valuations, if applicable. See Note 5 for details of the impairment of the natural gas-fueled generation fleet recorded in 2008 and 2006.

Finite-lived intangibles identified as a result of purchase accounting are amortized over their estimated useful lives based on the expected realization of economic effects. See Note 3 to Financial Statements for additional information.

Goodwill and Intangible Assets with Indefinite Lives

EFC Holdings evaluates goodwill and intangible assets with indefinite lives for impairment at least annually (as of October 1) in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. The impairment tests performed are based on discounted cash flow analyses. See Note 3 for details of goodwill and intangible assets with indefinite lives, including discussion of goodwill and trade name intangible asset impairments recorded in 2008.

Amortization of Nuclear Fuel

Amortization of nuclear fuel is calculated on the units-of-production method and is reported as fuel costs.

Major Maintenance

Major maintenance costs incurred during generation plant outages and the costs of other maintenance activities are charged to expense as incurred. This accounting is consistent with FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”

Defined Benefit Pension Plans and Other Postretirement Employee Benefit Plans

EFC Holdings bears a portion of the costs of the EFH Corp. sponsored pension plan offering pension benefits based on either a traditional defined benefit formula or a cash balance formula to eligible employees and also offers certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from EFC Holdings. Costs of pension and OPEB plans are determined in accordance with SFAS 87 and SFAS 106 and are dependent upon numerous factors, assumptions and estimates. Effective December 31, 2006, EFC Holdings adopted SFAS 158. See Note 18 for additional information regarding pension and OPEB plans.

Stock-Based Incentive Compensation

Prior to the Merger, EFH Corp. provided discretionary awards payable in its common stock to qualified managerial employees under its shareholder-approved long-term incentive plans. These awards were accounted for based on the provisions of SFAS 123(R), which provides for the recognition of stock-based compensation expense over the vesting period based on the grant-date fair value of those awards. In December 2007, EFH Corp.’s board of directors established its 2007 Stock Incentive Plan, which authorizes discretionary grants to directors, officers and qualified managerial employees of EFH Corp. and its affiliates (including EFC Holdings) of non-qualified stock options, stock appreciation rights, restricted shares, shares of common stock, the opportunity to purchase shares of common stock and other EFH Corp. stock-based awards. Stock options have been granted to employees of EFC Holdings under the plan and are being accounted for based upon the provisions of SFAS 123(R). See Note 19 for information regarding stock-based incentive compensation.

Sales and Excise Taxes

Sales and excise taxes are accounted for as a “pass through” item on the balance sheet; i.e., the tax is billed to customers and recorded as trade accounts receivable with an offsetting amount recorded as a liability to the taxing jurisdiction.

Franchise and Revenue-Based Taxes

Unlike sales and excise taxes, franchise and gross receipt taxes are not a “pass through” item. These taxes are assessed to EFC Holdings by state and local government bodies, based on revenues or kWh delivered, as a cost of doing business and are recorded as an expense. Rates charged to customers by EFC Holdings are intended to recover the taxes, but EFC Holdings is not acting as an agent to collect the taxes from customers.

Income Taxes

EFH Corp. files a consolidated federal income tax return; however, EFC Holdings’ income tax expense and related balance sheet amounts are recorded as if the entity was a stand-alone corporation. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Previously earned investment tax credits were deferred and amortized as a reduction of income tax expense over the estimated lives of the related properties. In connection with purchase accounting, the remaining unamortized investment tax credit amount of $300 million was eliminated.

Prior to 2007, EFC Holdings generally accounted for uncertainty related to positions taken on tax returns based on the probable liability approach consistent with SFAS 5. Effective January 1, 2007, the company adopted FIN 48 as discussed in Note 7.

Accounting for Contingencies

The financial results of EFC Holdings may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events. See Note 13 for a discussion of contingencies.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

EFC Holdings held an interest in The Reserve’s US Government Fund, which began liquidation proceedings in September 2008 due to the credit crisis and withdrawal demands. In September 2008, EFC Holdings attempted to redeem its interest, totaling $242 million, in the US Government Fund, but due to the liquidation process, the funds were not immediately made available; accordingly, such amount was reclassified from cash and cash equivalents to investment held in money market fund. EFC Holdings received $100 million of the funds in November 2008 and the remaining $142 million in January 2009.

Restricted Cash

The terms of certain agreements require the restriction of cash for specific purposes. At December 31, 2008, $1.250 billion of cash is restricted to support letters of credit. See Notes 12 and 23 for more details regarding this and other restricted cash.

Property, Plant and Equipment

As a result of purchase accounting, carrying amounts of property, plant and equipment at October 10, 2007 were adjusted to estimated fair values. Subsequent additions are recorded at cost. The cost of self-constructed property additions includes materials and both direct and indirect labor and applicable overhead, including payroll-related costs.

Depreciation of EFC Holdings’ property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. As is common in the industry, the Predecessor historically recorded depreciation expense using composite depreciation rates that reflect blended estimates of the lives of major asset components as compared to depreciation expense calculated on an asset-by-asset basis. Effective with the Merger, depreciation expense for EFC Holdings’ properties is calculated on an asset-by-asset basis. Estimated depreciable lives are based on management’s estimates of the assets’ economic useful lives.

Capitalized Interest

Interest related to qualifying construction projects and qualifying software projects is capitalized in accordance with SFAS 34. See Note 23 for details of amounts.

Inventories

All inventories are reported at the lower of cost (on a weighted average basis) or market unless expected to be used in the generation of electricity. In connection with purchase accounting, inventory amounts at October 10, 2007 were recorded at fair value. Also see discussion immediately below regarding environmental allowances and credits.

Environmental Allowances and Credits

Effective with the Merger, EFC Holdings began accounting for all environmental allowances and credits as identifiable intangible assets with finite lives that are subject to amortization. The recorded values of these intangible assets were originally established reflecting fair value determinations as of the date of the Merger under purchase accounting. Amortization expense associated with these intangible assets is recognized on a unit of production basis as the allowances or credits are consumed in generation operations. In accordance with SFAS 144, the environmental allowances and credits are assessed for impairment when conditions or events occur that could affect the carrying value of the assets. See Note 3 for details of impairment amounts recorded in 2008. EFC Holdings previously accounted for environmental allowances and credits as inventory. Both accounting methods are acceptable under GAAP.

Investments

Investments in a nuclear decommissioning trust fund are carried at market value in the balance sheet. Investments in unconsolidated business entities over which EFC Holdings has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans represent investments held to satisfy deferred compensation liabilities and are recorded at market value. See Note 16 for details of investments.

Push-Down of EFH Corp. Debt

In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, EFC Holdings reflects $2.250 billion principal amount of the EFH Corp. Notes on its balance sheet and the related interest expense in its income statement. The amount to be reflected on EFC Holdings’ balance sheet was calculated based upon the relative equity investment of EFC Holdings and Intermediate Holding in their respective operating subsidiaries at the time of the Merger. EFC Holdings expects that a portion of the $150 million of additional EFH Corp. Toggle Notes to be issued in May 2009 as discussed in Note 12 will be pushed-down to EFC Holdings.

Changes in Accounting Standards

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS 161 enhances required disclosures regarding derivatives and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As SFAS 161 provides only disclosure requirements, the adoption of this standard will not have any effect on EFC Holdings’ reported results of operations or financial condition. EFC Holdings will provide the enhanced disclosures in its Form 10-Q for the three months ended March 31, 2009.

In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP does not change the fair value measurement principles in SFAS 157. The FSP was effective upon issuance, including prior periods for which financial statements had not been issued. EFC Holdings has determined this FSP does not change its approach for measuring fair value of financial assets.

Effective December 31, 2008, EFC Holdings adopted FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require additional disclosures about transfers of financial assets. It also amends FIN 46R, “Consolidation of Variable Interest Entities,” to require additional disclosures about an entity’s involvement with variable interest entities. The disclosures required by this FSP are intended to provide greater transparency about a transferor’s continuing involvement with transferred financial assets and an entity’s involvement with variable interest entities and qualifying special purpose entities (SPEs). As the FSP provides only disclosure requirements, the adoption of this FSP did not have any effect on EFC Holdings’ reported results of operations, financial condition or cash flows. See Note 11 for related disclosures.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R) to provide enhanced disclosures regarding how investment allocation decisions are made and certain aspects of fair value measurements on plan assets. The disclosures required by this FSP are intended to provide transparency related to the types of assets and associated risks in an employer’s defined benefit pension or other postretirement employee benefits plan and events in the economy and markets that could have a significant effect on the value of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. As the FSP provides only disclosure requirements, the adoption of this FSP will not have any effect on EFC Holdings’ reported results of operations, financial condition or cash flows. EFC Holdings is evaluating the impact of this FSP on its financial statement disclosures.

2. FINANCIAL STATEMENT EFFECTS OF THE MERGER

EFH Corp. accounted for the Merger under purchase accounting in accordance with the provisions of SFAS 141, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of October 10, 2007. The fair values were determined based upon assumptions related to future cash flows, discount rates, and asset lives as well as factors more unique to EFH Corp., its industry and the competitive wholesale power market that include forward natural gas price curves and market heat rates, retail customer attrition rates, generation plant operating and construction costs, and the effect on generation facility values of lignite fuel reserves and mining capabilities using currently available information. The excess of the purchase price over the fair value of net assets acquired was recorded by EFH Corp. as goodwill, which upon finalization of purchase accounting in 2008 totaled $23.2 billion. See Note 3 for disclosures related to goodwill, including an impairment recorded in the fourth quarter of 2008.

Purchase accounting impacts, including goodwill recognition, have been “pushed down”, resulting in assets and liabilities of EFC Holdings being recorded at their fair values as of October 10, 2007. The assignment of purchase price was based on the relative estimated enterprise value of EFC Holdings’ operations as of the date of the Merger using discounted cash flow methodologies and resulted in EFC Holdings recording $18.3 billion of goodwill.

Management believes the drivers of the goodwill amount include the incremental value of the future cash flow potential of the baseload generation facilities, including facilities under construction, over the values assigned to those assets under purchase accounting rules, considering the market-pricing mechanisms and growth potential in the ERCOT market, as well as the value derived from the scale of the retail business.

The following table summarizes the components of the final purchase price allocation (billions of dollars):

Purchase price assigned to EFC Holdings		$28.2

Property, plant and equipment	20.0
Intangible assets (Note 3)	4.4
Other assets	3.8

Total assets acquired	28.2

Short-term borrowings and long-term debt	6.1
Deferred tax liabilities	6.4
Other liabilities	5.8

Total liabilities assumed	18.3
Net identifiable assets acquired.		9.9

Goodwill.		$18.3

The following table summarizes the change in the total amount of goodwill during 2008 as a result of purchase accounting (billions of dollars):

Goodwill at December 31, 2007		$18.1

Purchase price allocation adjustments		(0.1)

Property, plant and equipment	0.3
Intangible assets	—
Other assets	0.1

Total assets acquired	0.4

Deferred income tax liabilities	(0.2)
Other liabilities	0.1

Total liabilities assumed	(0.1)

Net identifiable assets acquired.		0.3

Goodwill at completion of purchase accounting		$18.3

The above changes largely relate to finalization of fair values of natural gas-fueled generation plants and amounts related to the Capgemini outsourcing agreement, as well as the effects on related deferred income taxes.

During 2008, additional exit liabilities totaling $28 million were recorded largely in connection with the termination of outsourcing arrangements with Capgemini under change of control provisions of such arrangements (also see Note 17). This amount is expected to be settled no later than June 30, 2011, the targeted date of completion of transition of outsourced activities back to EFH Corp. or to service providers.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial position and results of operations assume that the Merger-related transactions occurred on January 1, 2007 and 2006, respectively. The unaudited pro forma information is provided for informational purposes only and is not necessarily indicative of what EFC Holdings’ results of operations would have been if the Merger-related transactions had occurred on that date, or what EFC Holdings’ results of operations will be for any future periods.

For the year ended December 31, 2007, unaudited pro forma revenues and net losses were $8.6 billion and $1.4 billion, respectively. Pro forma adjustments for the year ended December 31, 2007 consist of adjustments for the Predecessor period and consist of $473 million in depreciation and amortization expense (including amounts recognized in revenues or fuel and purchased power costs), $1.8 billion in interest expense and a $790 million income tax benefit.

For the year ended December 31, 2006, unaudited pro forma revenues and net income were $9.4 billion and $582 million, respectively. Pro forma adjustments for the year ended December 31, 2007 consist of adjustments for the Predecessor period and consist of $606 million in depreciation and amortization expense (including amounts recognized in revenues or fuel and purchased power costs), $2.3 billion in interest expense and a $1.0 billion income tax benefit.

3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Reported goodwill as of December 31, 2008 and 2007 totaled $10.3 billion and $18.1 billion, respectively. None of this goodwill is being deducted for tax purposes.

As discussed in Note 2, EFC Holdings accounted for the Merger under purchase accounting. The total goodwill amount recorded as a result of purchase accounting totaled $18.3 billion representing the excess of the purchase price over the fair value of the tangible and identifiable intangible net assets acquired in the Merger; subsequently, an impairment charge was recorded in the fourth quarter of 2008 (discussed immediately below). SFAS 142 requires that goodwill be assigned to “reporting units”. Management has determined that TCEH represents the reporting unit for EFC Holdings, and all goodwill has been assigned to TCEH.

Goodwill and Trade Name Intangible Asset Impairments

In the fourth quarter of 2008, EFC Holdings recorded a goodwill impairment charge totaling $8.0 billion, which is not deductible for income tax purposes. This amount represents EFC Holdings’ best estimate of impairment pending finalization of the fair value calculations, which is expected in the first quarter of 2009. The impairment primarily arises from the dislocation in the capital markets that has increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of recent declines in market values of debt and equity securities of comparable companies.

Also in the fourth quarter of 2008, EFC Holdings recorded a trade name intangible asset impairment charge totaling $481 million ($310 million after-tax). The impairment primarily arises from the increase in the discount rate used in estimating fair value.

Although the annual goodwill and intangible assets with indefinite lives impairment test date set by management is October 1, management determined that in consideration of the continuing deterioration of securities values during the fourth quarter of 2008, an impairment testing trigger occurred subsequent to that test date; consequently, the impairment charges were based on estimated fair values at December 31, 2008.

The impairment determination involves significant assumptions and judgments in estimating the enterprise value of TCEH and the fair values of its assets and liabilities.

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	Successor
	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$130	$333	$463	$79	$384
Favorable purchase and sales contracts	700	249	451	702	68	634
Capitalized in-service software	48	13	35	41	3	38
Environmental allowances and credits	994	121	873	1,525	19	1,506
Mining development costs	19	2	17	—	—	—

Total intangible assets subject to amortization	$2,224	$515	1,709	$2,731	$169	2,562

Trade name (not subject to amortization)			955			1,436
Mineral interests (not currently subject to amortization)			110			139

Total intangible assets			$2,774			$4,137

Amortization expense related to intangible assets consisted of:

	Successor			Predecessor
	Useful lives at December 31, 2008 (weighted average in years)	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Retail customer relationship	4	$51	$79	$—	$—
Favorable purchase and sales contracts	10	168	72	—	—
Capitalized in-service software	7	10	2	4	2
Environmental allowances and credits	29	102	20	—	—
Mining development costs	7	1	—	—	—

Total amortization expense		$332	$173	$4	$2

As discussed in Note 2, purchase accounting impacts were “pushed down”, resulting in the assets and liabilities of EFC Holdings being recorded at their fair values as of October 10, 2007. As part of that process, EFC Holdings identified the following separately identifiable and previously unrecognized intangible assets acquired:

•

Retail Customer Relationship – Retail customer relationship intangible asset represents the estimated fair value of the non-contracted customer base and is being amortized using an accelerated method based on customer attrition rates and reflecting the pattern in which economic benefits are realized over their estimated useful life. Amortization expense related to the retail customer relationship intangibles asset is reported as part of depreciation and amortization expense in the income statement.

•

Favorable Purchase and Sales Contracts – Favorable purchase and sales contracts intangible asset primarily represents the above market value, based on observable prices or estimates, of commodity contracts for which: 1) EFC Holdings has made the “normal” purchase or sale election allowed by SFAS 133 or 2) the contracts that did not meet the definition of a derivative. The amortization periods of these intangible assets are based on the terms of the contracts, and the expense is reported as part of revenues or fuel and purchased power costs in the income statement as appropriate. Unfavorable purchase and sales contracts are recorded as other noncurrent liabilities and deferred credits (see Note 23).

•

Trade Name – The trade name intangible asset represents the estimated fair value of the TXU Energy trade name, and was determined to be an indefinite-lived asset not subject to amortization. This intangible asset will be evaluated for impairment at least annually (as of October 1) in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. See above for discussion of an impairment charge recorded in 2008.

•

Environmental Allowances and Credits – This intangible asset represents the fair value, based on observable prices or estimates, of environmental credits held by EFC Holdings, substantially all of which are expected to be used in its power generation activity. These credits will be amortized to fuel and purchase power costs utilizing a units-of-production method.

Impairment of Environmental Allowances and Credits Intangible Assets

In March 2005, the EPA issued regulations called the Clean Air Interstate Rule (CAIR) for 28 states, including Texas, where EFC Holdings’ generation facilities are located. CAIR requires reductions of SO2 and NOx emissions from power generation facilities in such states. The SO2 reductions were beyond the reductions required under the Clean Air Act’s existing acid rain cap-and-trade program (the Acid Rain Program). CAIR also established a new regional cap-and-trade program for NOx emissions reductions.

In July 2008, the US Court of Appeals for the D.C. Circuit (the D.C. Circuit Court) invalidated CAIR. The D.C. Circuit Court did not overturn the existing cap-and-trade program for SO2 reductions under the Acid Rain Program.

In the second quarter of 2008, EFC Holdings determined that certain of its SO2 allowances had decreased materially in value, likely driven by litigation that resulted in the July 2008 decision from the D.C. Circuit Court invalidating CAIR. Accordingly, EFC Holdings recorded a $2 million (before deferred income tax benefit) impairment of certain SO2 allowances.

Based on the D.C. Circuit Court’s ruling, EFC Holdings recorded a non-cash impairment charge to earnings in the third quarter of 2008. EFC Holdings impaired NOx allowances in the amount of $401 million (before deferred income tax benefit). As a result of the D.C. Circuit Court’s July 2008 decision, NOx allowances would no longer be needed, and thus there would not be an actively traded market for such allowances. Consequently, the NOx allowances held by EFC Holdings would likely have very little value absent reversal of the D.C. Circuit Court’s decision or promulgation of new rules by the EPA. In addition, EFC Holdings impaired SO2 allowances in the amount of $98 million (before deferred income tax benefit). While the D.C. Circuit Court did not invalidate the Acid Rain Program, EFC Holdings would have more SO2 allowances than it would need to comply with the Acid Rain Program. While there continued to be a market for SO2 allowances, the D.C. Circuit Court’s decision resulted in a material decrease in the market price of SO2 allowances.

The impairment amounts recorded in the second and third quarters of 2008 were reported in other deductions.

In December 2008, in response to an EPA petition, the D.C. Circuit Court reversed, in part, its previous ruling. Such reversal confirmed CAIR is not valid, but allowed it to remain in place while the EPA revises CAIR to correct the previously identified shortcomings. Since the D.C. Circuit Court did not prescribe a deadline for this revision, at this time, EFC Holdings cannot predict how or when the EPA may revise CAIR.

Estimated Amortization of Intangible Assets – The estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years from December 31, 2008 is as follows:

Year	Successor
2009	$327
2010	199
2011	158
2012	124
2013	109

4. CONTRIBUTIONS OF ENTITIES AND NET ASSETS TO EFC HOLDINGS

In connection with the Merger, EFH Corp. or EFC Holdings contributed all of the outstanding equity of certain subsidiaries to EFC Holdings. In addition, EFH Corp. subsidiaries contributed certain assets and liabilities to EFC Holdings. These contributions included assets and liabilities associated with the three new lignite/coal-fueled generation units currently under development and certain natural gas hedge positions. Because these transactions were between entities under the common control of EFH Corp., EFC Holdings accounted for the transactions in a manner similar to a pooling of interests. As a result, historical operations, financial position and cash flows of EFC Holdings and the entities and other net assets contributed are presented on a combined basis for all periods presented.

The following table presents the revenues, net gain (loss) from commodity hedging and trading activities and net income (loss) of the entities contributed and the combined amounts presented in EFC Holdings’ consolidated income statements.

	Predecessor
	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Revenues:
EFC Holdings	$6,884	$9,396
Contributed subsidiaries	—	—

Combined	$6,884	$9,396

Net gain (loss) from commodity hedging and trading activities (a):
EFC Holdings	$(264)	$211
Contributed subsidiaries	(290)	(58)

Combined	$(554)	$153

Net income (loss):
EFC Holdings	$1,436	$2,536
Contributed subsidiaries	(130)	(35)

Combined	$1,306	$2,501

(a)	Commodity hedging and trading activities were previously reported within revenues. See Note 1.

5. IMPAIRMENT OF NATURAL GAS-FUELED GENERATION FLEET

In the fourth quarter of 2008, EFC Holdings performed an evaluation of its natural gas-fueled generation fleet for impairment in accordance with the requirements of SFAS 144, which provides that long-lived assets should be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test was triggered by a determination that it was more likely than not that certain generation units would be retired or mothballed (idled) earlier than previously expected. The natural gas-fueled generation units are generally operated to meet peak demands for electricity and the fleet is tested for impairment as an asset group. As a result of the evaluation, it was determined that an impairment existed, and a charge of $229 million ($147 million after-tax) was recorded to write down the assets to fair value of approximately $28 million, which was determined based on discounted estimated future cash flows.

In 2006, EFC Holdings also performed an evaluation of its natural gas-fueled generation fleet for impairment in accordance with the requirements of SFAS 144. In consideration of the lignite/coal-fueled generation plant development program then underway, among other factors, EFC Holdings determined at that time that it was more likely than not that its natural gas-fueled generation units would be sold or otherwise disposed of before the end of their previously estimated useful lives and should be tested for impairment. As a result, it was determined that an impairment existed, and a charge of $198 million ($129 million after-tax) was recorded in 2006 to write down the assets to fair value, which was determined based on discounted estimated future cash flows.

The impairments in both years were reported in other deductions.

6. CUSTOMER APPRECIATION BONUS

In 2006, EFC Holdings announced a special customer appreciation bonus program. Under the program, a $100 bonus was provided to residential customers receiving service as of October 29, 2006 and living in areas where EFC Holdings offered its then-regulated rate, which expired January 1, 2007 in accordance with applicable law. Eligible customers were not required to continue to receive service from EFC Holdings to receive the bonus. The bonus was paid out in the form of credits on customer bills, with approximately $40 million paid out in 2006 and the balance fully settled in 2007. The bonus program resulted in a charge of $162 million ($105 million after-tax) in 2006. The charge was recorded as a reduction to revenue.

7. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48)

Effective January 1, 2007, EFC Holdings adopted FIN 48. FIN 48 requires that all tax positions subject to uncertainty be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. EFC Holdings applied FSP FIN 48-1 to determine if each tax position was effectively settled for the purpose of recognizing previously uncertain tax positions. EFC Holdings completed its review and assessment of uncertain tax positions and in the 2007 Predecessor period recorded a net charge to retained earnings and an increase to noncurrent liabilities of $42 million in accordance with the new accounting rule.

EFH Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of income tax returns filed by EFH Corp. and any of its subsidiaries for the years ending prior to January 1, 2003 are complete. In the fourth quarter 2008, EFH Corp. was notified of the commencement of the IRS audit of tax years 2003 to 2006. The audit is expected to require two years to complete. Texas franchise tax return periods under examination or still open for examination range from 2003 to 2007.

EFC Holdings classifies interest and penalties related to uncertain tax positions as income tax expense. The amount of interest and penalties included in income tax expense totaled $22 million in 2008, $5 million for the period October 11, 2007 through December 31, 2007 and $12 million for the period January 1, 2007 through October 10, 2007. Noncurrent liabilities included a total of $74 million and $50 million in accrued interest at December 31, 2008 and 2007, respectively. All interest amounts are after-tax.

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in the consolidated balance sheet, during the years ended December 31, 2008 and 2007:

	2008	2007
Balance at January 1 excluding interest and penalties	$748	$676
Additions based on tax positions related to prior years	46	70
Reductions based on tax positions related to prior years	(40)	(65)
Additions based on tax positions related to the current year	33	72
Settlements with taxing authorities	—	(5)

Balance at December 31 excluding interest and penalties	$787	$748

Of the balance at December 31, 2008, $748 million represents tax positions for which the uncertainty relates to the timing of recognition in tax returns. The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should EFH Corp. sustain such positions on income tax returns previously filed, EFC Holdings’ liabilities recorded would be reduced by $39 million, resulting in increased net income and a favorable impact on the effective tax rate.

EFC Holdings does not expect that the total amount of uncertain tax positions for the positions assessed as of the date of the adoption will significantly increase or decrease within the next 12 months.

8. TEXAS MARGIN TAX

In May 2006, the Texas legislature enacted a new law that reformed the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas margin tax. The Texas margin tax has been determined to be an income tax for accounting purposes. In accordance with the provisions of SFAS 109, which require that deferred tax assets and liabilities be adjusted for the effects of new income tax legislation in the period of enactment, EFC Holdings estimated and recorded a deferred tax charge of $46 million in 2006.

In June 2007, an amendment to this law was enacted that included clarifications and technical changes to the provisions of the tax calculation. In the 2007 Predecessor period, EFC Holdings recorded a deferred tax benefit of $35 million, essentially all of which related to changes in the rate at which a tax credit is calculated as specified in the new law. This estimated benefit is based on the Texas margin tax law in its current form and the current guidance issued by the Texas Comptroller of Public Accounts.

The Texas margin tax was effective for returns filed on or after January 1, 2008. EFC Holdings’ return filed during 2008 was based upon the taxable margin earned in 2007. Beginning January 1, 2007, margin tax has been accrued based on revenues reduced by deductions provided in the amended law.

9. INCOME TAXES

The components of EFC Holdings’ income tax expense (benefit) are as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Current:
US federal	(163)	$(232)	$678	$1,122
State	36	10	8	—
Non-US	—	—	—	2

Total	(127)	(222)	686	1,124

Deferred:
US federal	(389)	(440)	(5)	120
State	12	(13)	(52)	78
Non-US	—	—	—	(1)

Total	(377)	(453)	(57)	197

Amortization of investment tax credits	—	—	(11)	(15)

Total	$(504)	$(675)	$618	$1,306

Reconciliation of income taxes computed at the US federal statutory rate to income tax expense:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Income (loss) before income taxes	$(9,543)	$(1,941)	$1,924	$3,807

Income taxes at the US federal statutory rate of 35%	(3,340)	(679)	673	$1,332
Lignite depletion allowance	(29)	(5)	(30)	(51)
Production activities deduction	—	8	(10)	(14)
Nondeductible interest expense	8	1	—	—
Amortization of investment tax credits	—	—	(11)	(15)
Impairment of goodwill	2,800	—	—	—
State income taxes, net of federal tax benefit	29	(5)	9	—
Texas margin tax – deferred tax adjustments (Note 8)	—	—	(35)	46
Accrual of interest	21	5	12	6
Other, including audit settlements	7	—	10	2

Income tax expense (benefit)	(504)	(675)	618	$1,306

Effective tax rate	5.3%	34.8%	32.1%	34.3%

Deferred Income Tax Balances

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2008 and 2007 balance sheet dates are as follows:

	Successor
	December 31, 2008			December 31, 2007
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets
Alternative minimum tax credit carryforwards	$389	$—	$389	$337	$33	$304
Net operating loss (NOL) carryforwards	58	—	58	9	—	9
Unfavorable purchase and sales contracts	259	—	259	269	—	269
Employee benefit obligations	58	26	32	40	15	25
Other	198	29	169	137	8	129

Total	962	55	907	792	56	736

Deferred Income Tax Liabilities
Property, plant and equipment	4,454	—	4,454	4,770	—	4,770
Commodity contracts and interest rate swaps	643	32	611	257	32	225
Identifiable intangible assets	1,033	—	1,033	1,564	—	1,564
Debt fair value discounts	50	—	50	77	—	77
Other	3	2	1	6	6	—

Total	6,183	34	6,149	6,674	38	6,636

Net Deferred Income Tax (Asset) Liability	$5,221	$(21)	$5,242	$5,882	$(18)	$5,900

At December 31, 2008, EFC Holdings had $389 million of alternative minimum tax credit carryforwards (AMT) available to offset future tax payments. The AMT credit carryforwards have no expiration date. At December 31, 2008, EFC Holdings had net operating loss (NOL) carryforwards for federal income tax purposes of $166 million that expire between 2023 and 2028. The NOL carryforwards can be used to offset future taxable income. EFC Holdings expects to utilize all of its NOL carryforwards prior to their expiration dates.

The income tax effects of the components included in accumulated other comprehensive income at December 31, 2008 and 2007 totaled a net deferred tax asset of $131 million and a net deferred tax asset of $95 million, respectively.

See Note 7 for discussion regarding accounting for uncertain tax positions (FIN 48).

10. OTHER INCOME AND DEDUCTIONS

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Other income:
Amortization of gain on sale of TXU Fuel (a)	$—	$—	$36	$47
Penalty received for nonperformance under a coal transportation agreement	—	—	6	—
Mineral rights royalty income	4	1	9	4
Net gain on sale of assets (b)	4	—	1	21
Sales tax refunds	—	—	3	3
Insurance recoveries (c)	21	—	—	2
Other	6	1	4	1

Total other income	$35	$2	$59	$78

Other deductions:
Impairment of trade name intangible asset (Note 3)	$481	$—	$—	$—
Impairment of emission allowances intangible assets (Note 3)	501	—	—	—
Charge for impairment of natural gas-fueled generation fleet (Note 5)	229	—	—	198
Charge related to Lehman bankruptcy (d)	26	—	—	—
Charge related to termination of rail car lease (e)	—	—	10	—
Credit related to impaired leases (f)	—	—	(48)	(2)
Equity losses of affiliate holding investment in Capgemini	10	2	5	10
Litigation/regulatory settlements	7	—	5	6
Inventory write-off related to natural gas-fueled generation plants	—	—	—	3
Other	9	3	8	(5)

Total other deductions	$1,263	$5	$(20)	$210

(a)	As part of the 2004 sale of the assets of TXU Fuel, TCEH entered into a transportation agreement with the new owner, intended to be market-price based, to transport natural gas to TCEH’s generation plants. Because of the continuing involvement in the business through the transportation agreement, the pretax gain of $375 million related to the sale was deferred and being recognized over the eight-year life of the transportation agreement, and the business was not accounted for as a discontinued operation. The remaining $218 million deferred gain was eliminated as part of purchase accounting related to the Merger.
(b)	The 2006 period includes $11 million in gains on land sales and $10 million related to the sale of mineral interests.
(c)	2008 amount represents insurance recovery for damage to mining equipment.
(d)	Represents reserve established against amounts due (excluding termination related costs) from subsidiaries of Lehman Brothers Holdings Inc. arising from commodity hedging and trading activities. There are no open positions with these subsidiaries.
(e)	Represents costs associated with termination and refinancing of a rail car lease.
(f)	In 2004, EFC Holdings recorded a charge of $157 million for leases of certain natural gas-fueled combustion turbines, net of estimated sublease revenues, that were no longer operated for its own benefit. In the third quarter of 2007, a $48 million reduction in the related liability was recorded to reflect new subleases entered into in October 2007. The remaining $59 million liability was eliminated as part of purchase accounting as EFC Holdings intends to operate these assets for its own benefit.

11. TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables

Subsidiaries of EFC Holdings engaged in retail sales of electricity participate in an accounts receivable securitization program established by EFH Corp. for certain of its subsidiaries, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, such subsidiaries (originators) sell trade accounts receivable to TXU Receivables Company, which is a special purpose entity created for the purpose of purchasing receivables from the originators and is a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp. TXU Receivables Company sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities).

The maximum amount currently available under the accounts receivable securitization program is $700 million, and the program funding to the originators was $416 million at December 31, 2008. The amount of customer deposits held by the originators can reduce the amount of undivided interests that can be sold, thus reducing funding available under the program, during periods in which TCEH’s long-term senior unsecured debt rating is lower than investment grade. Funding availability for all originators can be reduced by 100% of the originators’ customer deposits if TCEH’s credit rating is lower than Ba3/BB-; 50% if TCEH’s credit rating is between Ba3/BB- and Ba1/BB+; and zero % if TCEH’s credit rating is at least Baa3/BBB-. The originators’ customer deposits, which totaled $108 million, reduced funding availability as of December 31, 2008 because TCEH’s credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable, which is reported in trade accounts receivable, totaled $268 million and $296 million at December 31, 2008 and 2007, respectively.

The discount from face amount on the purchase of receivables from the originators principally funds program fees paid to the funding entities. The program fees, which are also referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing. The discount also funds a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company, a direct wholly-owned subsidiary of EFH Corp., which serves as the collection agent of the receivables. EFH Corp. maintains collection responsibilities through EFH Corporate Services Company in order to efficiently service and maintain the integrity of the receivables portfolio. The servicing fee compensates EFH Corporate Services Company for serving as the collection agent of the receivables. Responsibilities of the collection agent include, but are not limited to, maintaining detailed accounts receivable collection records and interfacing with customers regarding payment options and terms of current and past-due accounts. In the event EFH Corporate Services Company is relieved of its duties as collection agent because of default under the program, the funding entities assume responsibility as the collection agent.

The program fees represent essentially all the net incremental costs of the program on a consolidated basis and are reported in SG&A expenses. Fee amounts were as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Program fees	$25	$9	$26	$34
Program fees as a percentage of average funding (annualized)	5.2%	9.5%	6.4%	5.8%
Servicing fees	4	1	3	4

The accounts receivable balance reported in the December 31, 2008 consolidated balance sheet has been reduced by $684 million face amount of trade accounts receivable sold to TXU Receivables Company, partially offset by the inclusion of $268 million of subordinated notes receivable from TXU Receivables Company. Funding under the program increased $53 million in 2008 and decreased $178 million in 2007 and $41 million in 2006. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company related to EFC Holdings were as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Cash collections on accounts receivable	$6,393	$1,538	$5,169	$7,274
Face amount of new receivables purchased	(6,418)	(1,194)	(5,472)	(7,238)
Discount from face amount of purchased receivables	29	9	30	38
Program fees paid	(25)	(9)	(26)	(34)
Servicing fees paid	(4)	(1)	(3)	(4)
Increase (decrease) in subordinated notes payable	(28)	(120)	257	5

Operating cash flows used by (provided to) EFC Holdings under the program	$(53)	$223	$(45)	$41

The program may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator. In addition, the program may be terminated if TXU Receivables Company or EFH Corporate Services Company, as collection agent, shall default in any payment with respect to debt in excess of $50,000 in the aggregate for TXU Receivables Company and EFH Corporate Services Company, or if TCEH, any affiliate of TCEH acting as collection agent under the program other than EFH Corporate Services Company, any parent guarantor of an originator or any originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities.

Upon termination of the program, cash flows would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

The subordinated notes issued by TXU Receivables Company are subordinated to the undivided interests of the financial institutions in the purchased receivables.

Trade Accounts Receivable

	Successor
	December 31, 2008	December 31, 2007
Gross wholesale and trade accounts receivable	$1,474	$1,214
Undivided interest in retail accounts receivable sold by TXU Receivables Company	(684)	(659)
Subordinated notes receivable from TXU Receivables Company	268	296
Allowance for uncollectible accounts	(64)	(24)

Trade accounts receivable — reported in balance sheet	$994	$827

Gross trade accounts receivable at December 31, 2008 and 2007 included unbilled revenues of $427 million and $404 million, respectively.

Allowance for Uncollectible Accounts Receivable

Predecessor:
Allowance for uncollectible accounts receivable as of December 31, 2005	$31
Increase for bad debt expense	67
Decrease for account write-offs	(79)
Changes related to receivables sold	4
Other (a)	(15)

Allowance for uncollectible accounts receivable as of December 31, 2006	8
Increase for bad debt expense	44
Decrease for account write-offs	(54)
Changes related to receivables sold	25

Allowance for uncollectible accounts receivable as of October 10, 2007	$23

Successor:
Allowance for uncollectible accounts receivable as of October 11, 2007	$23
Increase for bad debt expense	13
Decrease for account write-offs	(12)

Allowance for uncollectible accounts receivable as of December 31, 2007	24
Increase for bad debt expense	81
Decrease for account write-offs	(67)
Charge related to Lehman bankruptcy	26

Allowance for uncollectible accounts receivable as of December 31, 2008	$64

(a) Reflects an allowance established in 2005 for a coal contract dispute that was reversed upon settlement in 2006. (Allowance and subsequent reversal are recorded in other deductions.)

12. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At December 31, 2008, EFC Holdings and its subsidiaries had outstanding short-term borrowings of $900 million at a weighted average interest rate of 3.95%, excluding certain customary fees, at the end of the period. At December 31, 2007, EFC Holdings and its subsidiaries had outstanding short-term borrowings of $438 million at a weighted average interest rate of 4.47%, excluding certain customary fees, at the end of the period. All short-term borrowings were under TCEH credit facilities.

Credit Facilities

EFC Holdings’ (through TCEH) credit facilities with cash borrowing and/or letter of credit availability at December 31, 2008 are presented below. The facilities are all senior secured facilities.

		At December 31, 2008
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Delayed Draw Term Loan Facility (a)	October 2014	$4,100	$—	$3,562	$522
TCEH Revolving Credit Facility (b)	October 2013	2,700	7	900	1,767
TCEH Letter of Credit Facility (c)	October 2014	1,250	—	1,250	—

Subtotal TCEH (d)		$8,050	$7	$5,712	$2,289

TCEH Commodity Collateral Posting Facility (e)	December 2012	Unlimited	$—	$—	Unlimited

(a)	Facility to be used during the two-year period commencing on October 10, 2007 to fund expenditures for constructing certain new generation facilities and environmental upgrades of existing generation facilities, including previously incurred expenditures not yet funded under this facility. Borrowings are classified as long-term debt. Availability amount excludes $9 million of undrawn commitments from a subsidiary of Lehman Brothers Holding Inc. (Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code and $7 million of requested draws that have not been funded by the Lehman subsidiary.
(b)	Facility to be used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. Availability amount includes $144 million of undrawn commitments from the Lehman subsidiary that is only available from the fronting banks in the form of letters of credit and excludes $26 million of requested draws that have not been funded by the Lehman subsidiary.
(c)	Facility to be used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings, all of which were drawn at the closing of the Merger and are classified as long-term debt, have been retained as restricted cash. Letters of credit totaling $760 million issued as of December 31, 2008 are supported by the restricted cash, and the remaining letter of credit availability totals $490 million.
(d)	Pursuant to PUCT rules, TCEH is required to maintain available capacity under its credit facilities to assure adequate credit worthiness of TCEH’s REP subsidiaries, including the ability to return retail customer deposits, if necessary. As a result, at December 31, 2008, the total availability under the TCEH credit facilities should be further reduced by $266 million.
(e)	Revolving facility to be used to fund cash collateral posting requirements for specified volumes of natural gas hedges. As of December 31, 2008, cash borrowings under the facility had been repaid. See “TCEH Senior Secured Facilities” below for additional information.

Long-Term Debt

At December 31, 2008 and 2007, the long-term debt of EFC Holdings consisted of the following:

	Successor
	December 31, 2008	December 31, 2007
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	—
2.300% Floating Series 2001A due October 1, 2030 (b)	—	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	—
2.300% Floating Series 2001D-1 due May 1, 2033 (b)	—	171
1.400% Floating Series 2001D-2 due May 1, 2033 (c)	97	97
2.500% Floating Taxable Series 2001I due December 1, 2036 (d)	62	62
1.400% Floating Series 2002A due May 1, 2037 (c)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (e)	(161)	(175)

Senior Secured Facilities:
5.456% TCEH Initial Term Loan Facility maturing October 10, 2014 (f)(g)	16,244	16,409
5.150% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (f)(g)	3,562	2,150
3.986% TCEH Letter of Credit Facility maturing October 10, 2014 (g)	1,250	1,250
0.449% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (h)	—	382

Other:
10.25% Fixed Senior Notes due November 1, 2015	3,000	3,000
10.25% Fixed Senior Notes Series B due November 1, 2015	2,000	2,000
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,750	1,750
6.125% Fixed Senior Notes due March 15, 2008	—	3
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.100% Promissory Note due January 5, 2009	65	65
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	67	78
Capital lease obligations	159	161
Unamortized fair value discount (e)	(6)	(9)

Total TCEH	$29,470	$28,604

	Successor
	December 31, 2008	December 31, 2007
EFC Holdings (parent entity)
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$55	$59
8.254% Fixed Notes due in quarterly installments through December 31, 2021	53	56
3.993% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (g)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017 (i)	1,000	1,000
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017 (i)	1,250	1,250
Unamortized fair value discount (e)	(12)	(14)

Total EFC Holdings	2,355	2,360

Total EFC Holdings consolidated	31,825	30,964
Less amount due currently	(269)	(202)

Total long-term debt	$31,556	$30,762

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at March 31, 2008. These series were remarketed in June 2008, resulting in a fixed rate to maturity.
(c)	Interest rates in effect at December 31, 2008. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(d)	Interest rate in effect at December 31, 2008. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.
(e)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(f)	Interest rate swapped to fixed on $17.55 billion principal amount.
(g)	Interest rates in effect at December 31, 2008.
(h)	Interest rates in effect at December 31, 2008, excluding quarterly maintenance fee discussed below. See “Credit Facilities” above for more information.
(i)	Represents 50% of the principal amount of EFH Corp. debt guaranteed by EFC Holdings (pushed-down debt) per the discussion below under “EFH Corp. Notes Issued Subsequent to the Merger.”

Debt-Related Activity in 2008 — Repayments of long-term debt in 2008 totaling $860 million represented principal payments at scheduled maturity dates as well as the remarketing of $242 million principal amount of pollution control revenue bonds discussed below, repayment of $413 million of borrowings under the TCEH Commodity Collateral Posting Facility, which fully repaid borrowings under the facility, and other repayments totaling $40 million, principally related to leases. Payments at scheduled maturity dates included $165 million repaid under the TCEH Initial Term Loan Facility.

Increases in long-term debt during 2008 totaling $1.685 billion consisted of borrowings under the TCEH Delayed Draw Term Loan Facility of $1.412 billion to fund expenditures related to the development of new generation facilities and the environmental retrofit program for existing lignite/coal-fueled generation facilities, the remarketing of $242 million principal amount of pollution control revenue bonds discussed immediately below and $31 million of additional borrowings under the TCEH Commodity Collateral Posting Facility.

In June 2008, TCEH remarketed the Brazos River Authority Pollution Control Revenue Bonds Series 2001A due in October 2030 and Series 2001D-1 due in May 2033 with aggregate principal amounts of $71 million and $171 million, respectively. The bonds were previously in a floating rate mode that reset weekly and were backed by two letters of credit in an aggregate amount of $247 million. As a result of the remarketing, the bonds were fixed to maturity at an interest rate of 8.25%, and the two letters of credit were cancelled. The bonds are redeemable at par beginning July 1, 2018 and are redeemable with a make-whole premium prior to July 1, 2018. These bonds were remarketed with a covenant package similar to the notes discussed below under “TCEH Notes Issued Subsequent to the Merger.”

EFH Corp. and TCEH have the option every six months until November 1, 2012, at their election, to use the payment-in-kind (PIK) feature of their respective toggle notes in lieu of making cash interest payments. The companies elected to do so for the May 1, 2009 interest payment date as an efficient and cost-effective method to further enhance liquidity, in light of the substantial dislocation in the financial markets. Moreover, the incremental liquidity obtained by using the PIK feature of the toggle notes for this specific payment period more than offsets the liquidity that was effectively lost as a result of the default by affiliates of Lehman under TCEH’s Senior Secured Facilities.

EFH Corp. will make its May 2009 interest payment by using the PIK feature of the EFH Corp. Toggle Notes. The election will increase the interest rate on the toggle notes from 11.25% to 12.00% during the interest period covered by the PIK election and require EFH Corp. to issue an additional $150 million principal amount of EFH Corp. Toggle Notes on May 1, 2009. In addition, the election will increase liquidity by an amount equal to approximately $141 million, constituting the amount of cash interest that otherwise would have been payable on May 1, 2009, and increase the expected annual cash interest expense by approximately $17 million, constituting the additional cash interest that would be payable with respect to the $150 million of additional toggle notes.

Similarly, TCEH will make its May 2009 interest payment by using the PIK feature of the TCEH Toggle Notes. The election will increase the interest rate on the TCEH Toggle Notes from 10.50% to 11.25% during the interest period covered by the PIK election and require TCEH to issue an additional approximately $98.5 million principal amount of TCEH Toggle Notes on May 1, 2009. In addition, the election will increase liquidity by an amount equal to approximately $92 million, constituting the amount of cash interest that otherwise would have been payable on May 1, 2009, and increase the expected annual cash interest expense by approximately $10 million, constituting the additional cash interest that would be payable with respect to the $98.5 million of additional toggle notes.

Maturities — Long-term debt maturities as of December 31, 2008 are as follows:

Year
2009 (a)	$258
2010	221
2011	639
2012	225
2013	284
Thereafter (a)	30,218
Unamortized fair value discount (b)	(179)
Capital lease obligations	159

Total	$31,825

(a)    Long-term debt maturities for EFC Holdings (parent entity) totals $7 million, $9 million, $9 million, $10 million, $11 million and $2.321 billion for 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

(b)    Unamortized fair value discount for EFC Holdings (parent entity) totals $(12) million.

Long-Term Debt-Related Activity in 2007 — EFC Holdings and its subsidiaries issued, reacquired or made scheduled principal payments on long-term debt in 2007 as follows (all amounts presented are principal):

	Successor				Predecessor
	Post-Merger		Merger-Date
	Issuances	Repayments / Repurchases	Issuances	Repayments / Repurchases	Issuances	Repayments / Repurchases
TCEH:
Senior secured facilities:
Initial term loan facility	$—	$(41)	$16,450	$—	$—	$—
Delayed draw term loan facility	—	—	2,150	—	—	—
Letter of credit facility	—	—	1,250	—	—	—
Commodity collateral posting facility	—	—	382	—	—	—
Senior unsecured interim facilities:	—	—
Initial cash-pay loans	—	(5,000)	5,000	—	—	—
Initial toggle loans	—	(1,750)	1,750	—	—	—
Senior notes:
Senior cash-pay notes	5,000	—	—	—	—	—
Senior toggle notes	1,750	—	—	—	—	—
Floating rate senior notes (a)	—	—	—	(1,000)	1,000	—
Fixed senior notes	—	—	—	(1,242)	—	—
Secured promissory note	—	—	—	—	65	—
Pollution control revenue bonds	—	—	—	—	—	(143)
Capital lease obligations	16	(4)	—	—	59	(8)
Other long-term debt	—	—	—	—	—	(7)

EFC Holdings:
Fixed senior debentures	—	—	—	—	—	(10)
Other long-term debt	—	(4)	—	—	—	(2)

Total	$6,766	$(6,799)	$26,982	$(2,242)	$1,124	$(170)

(a)	Notes were subject to mandatory redemption upon closing of the Merger.

Note:	Amounts above do not include EFC Holdings’ allocated portion of EFH Corp. Notes issued subsequent to the Merger that are reflected on EFC Holdings’ balance sheet. See discussion below under “EFH Corp. Notes Issued Subsequent to the Merger”.

Other Debt-Related Activity in 2007 — In September 2007, EFH Corp. commenced offers to purchase and consent solicitations with respect to $250 million in aggregate principal amount of TCEH’s outstanding 6.125% Senior Notes due 2008 and $1.0 billion in aggregate principal amount of TCEH’s outstanding 7.000% Senior Notes due 2013. The offers were contingent upon the closing of the Merger. In October 2007, TCEH purchased an aggregate of $247 million and $995 million principal amounts of these notes, respectively, for $248 million and $1.097 billion, respectively, excluding unpaid interest. An interest rate swap related to $250 million principal amount of these notes was settled for $2 million upon extinguishment of the debt.

In September 2007, subsidiaries of EFC Holdings acquired certain assets of Alcoa Inc. relating to the operation of a lignite mine near Sandow, including partial ownership of the lignite reserves in the mine, for a purchase price of $135 million, including cash of $70 million and a promissory note of $65 million that was paid at maturity on January 5, 2009 at a fixed interest rate of 7.100%, which is reported as a current liability as of December 31, 2008.

In September 2007, TCEH refinanced an existing lease of rail cars, which had been accounted for as an operating lease, with a lease with another party that has been accounted for as a capital lease, resulting in $52 million reported as long-term debt. In late 2007, TCEH also entered into leases related to mining equipment that have been accounted for as capital leases totaling $23 million reported as long-term debt.

In May 2007, TCEH redeemed at par the Sabine River Authority of Texas Series 2006A and 2006B pollution control revenue bonds with aggregate principal amounts of $47 million and $46 million, respectively, and the Trinity River Authority of Texas Series 2006 pollution control revenue bonds with an aggregate principal amount of $50 million. All three bond series were issued in November 2006 in conjunction with the development of eight coal-fueled generation units, which has been cancelled. Restricted cash retained upon issuance of the bonds was used to fund substantially all of the redemption amounts.

In March 2007, TCEH issued floating rate senior notes with an aggregate principal amount of $1.0 billion with a floating rate based on LIBOR plus 50 basis points. The notes were to mature in September 2008, but in accordance with their terms, were redeemed upon closing of the Merger.

TCEH Senior Secured Facilities — Borrowings under the TCEH Initial Term Loan Facility, the TCEH Delayed Draw Term Loan Facility, the TCEH Revolving Credit Facility and the TCEH Letter of Credit Facility, which totaled $21.956 billion at December 31, 2008, bear interest at per annum rates equal to, at TCEH’s option, (i) adjusted LIBOR plus 3.50% or (ii) a base rate (the higher of (1) the prime rate as announced from time to time by the administrative agent of the facilities and (2) the federal funds effective rate plus 0.50%) plus 2.50%. There is a margin adjustment mechanism in relation to term loans, revolving loans and letter of credit fees under which the applicable margins may be reduced based on the achievement of certain leverage ratio levels; there was no such reduction based upon December 31, 2008 levels. The applicable rate on each facility as of December 31, 2008 is provided in the long-term debt table above and reflects LIBOR-based borrowings.

A commitment fee is payable quarterly in arrears and upon termination of the TCEH Revolving Credit Facility at a rate per annum equal to 0.50% of the average daily unused portion of such facility. The commitment fee is subject to reduction, based on the achievement of certain leverage ratio levels; there was no such reduction based upon December 31, 2008 levels.

With respect to the TCEH Delayed Draw Term Loan Facility, a commitment fee is payable quarterly in arrears and upon termination of the undrawn portion of the commitments of such facility at a rate per annum equal to, prior to October 10, 2008, 1.25% per annum, and thereafter, 1.50% per annum.

Letter of credit fees under the TCEH Revolving Facility are payable quarterly in arrears and upon termination at a rate per annum equal to the spread over adjusted LIBOR under the TCEH Revolving Facility, less the issuing bank’s fronting fee. Letter of credit fees under the TCEH Letter of Credit Facility are equal to the difference between interest paid on each outstanding letter of credit at a rate of LIBOR plus 3.50% per annum and the interest earned on the total $1.25 billion TCEH Letter of Credit Facility restricted cash at a rate of LIBOR minus 0.12% per annum yielding a currently effective rate of 3.62% per annum on each outstanding letter of credit under that facility.

TCEH will pay a fixed quarterly maintenance fee of approximately $11 million through maturity for having procured the TCEH Commodity Collateral Posting Facility regardless of actual borrowings under the facility. In addition, TCEH will pay interest at LIBOR on actual borrowed amounts under the TCEH Commodity Collateral Posting Facility partially offset by interest earned on collateral deposits to counterparties.

The TCEH Senior Secured Facilities are unconditionally guaranteed jointly and severally on a senior secured basis, by EFC Holdings, and each existing and subsequently acquired or organized direct or indirect wholly-owned US restricted subsidiary of TCEH (other than certain subsidiaries as provided in the TCEH Senior Secured Facilities), subject to certain other exceptions.

The TCEH Senior Secured Facilities, including the guarantees thereof, certain commodity hedging transactions and the interest rate swaps described under “TCEH Interest Rate Hedges” below are secured by (a) substantially all of the current and future assets of TCEH and TCEH’s subsidiaries who are guarantors of such facilities as described above, and (b) pledges of the capital stock of TCEH and each current and future material wholly-owned restricted subsidiary of TCEH directly owned by TCEH or any guarantor.

The TCEH Senior Secured Facilities contain customary negative covenants, restricting, subject to certain exceptions, TCEH and TCEH’s restricted subsidiaries from, among other things:

•	incurring additional debt;

•	incurring additional liens;

•	entering into mergers and consolidations;

•	selling or otherwise disposing of assets;

•	making dividends, redemptions or other distributions in respect of capital stock;

•	making acquisitions, investments, loans and advances, and

•	paying or modifying certain subordinated and other material debt.

In addition, the TCEH Senior Secured Facilities contain a maintenance covenant that prohibits TCEH and its restricted subsidiaries from exceeding a maximum consolidated secured leverage ratio and to observe certain customary reporting requirements and other affirmative covenants.

The TCEH Initial Term Loan Facility is required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of such facility ($41 million quarterly), with the balance payable on October 10, 2014. The TCEH Delayed Draw Term Loan Facility is required to be repaid in equal quarterly installments beginning on December 31, 2009 in an aggregate annual amount equal to 1% of the actual principal outstanding under the TCEH Delayed Draw Term Loan Facility as of such date, with the balance payable on October 10, 2014. Amounts borrowed under the TCEH Revolving Facility may be reborrowed from time to time from and after the closing date until October 10, 2013. The TCEH Letter of Credit Facility will mature on October 10, 2014. The TCEH Commodity Collateral Posting Facility will mature on December 31, 2012.

The TCEH Senior Secured Facilities contain certain customary events of default for senior leveraged acquisition financings, the occurrence of which would allow the lenders to accelerate all outstanding loans and terminate their commitments.

TCEH Notes Issued Subsequent to the Merger — Pursuant to an indenture entered into in October 2007 (the TCEH Indenture), TCEH and TCEH Finance (the Co-Issuers) issued and sold $3.0 billion aggregate principal amount of 10.25% Senior Notes due November 1, 2015. In December 2007 under a supplemental indenture, the Co-Issuers issued and sold $2.0 billion aggregate principal amount of 10.25% Series B Senior Notes due November 1, 2015. Interest on these notes (referred to as the TCEH Cash-Pay Notes) is payable in cash semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.25% per annum, and the first interest payment was made on May 1, 2008.

Pursuant to the supplemental indenture, the Co-Issuers also issued and sold $1.75 billion aggregate principal amount of 10.50%/11.25% Senior Toggle Notes due November 1, 2016. The initial interest payment on these notes (referred to as the TCEH Toggle Notes) was paid in cash. For any interest period thereafter until November 1, 2012, the Issuer may elect to pay interest on the notes, at the Issuer’s option (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (Payment-in-Kind or PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest, and the first interest payment was made on May 1, 2008. See “Debt Related Activity in 2008” above for discussion of TCEH’s election to use the PIK option for the May 1, 2009 payment.

The $6.75 billion principal amount of notes issued under the TCEH Indenture and its supplement (the TCEH Cash-Pay Notes and the TCEH Toggle Notes) are collectively referred to as the TCEH Notes.

The TCEH Notes are fully and unconditionally guaranteed by TCEH’s direct parent, EFC Holdings (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities (the TCEH Guarantors). The TCEH Notes are the Co-Issuers’ senior unsecured debt and rank senior in right of payment to any future subordinated indebtedness of the Co-Issuers, equally in right of payment with all of the Co-Issuers’ existing and future senior unsecured indebtedness, and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the Co-Issuers’ non-guarantor subsidiaries, including trade payables (other than indebtedness and liabilities owed to the Co-Issuers or the TCEH Guarantors). The TCEH Notes rank effectively junior in right of payment to all existing and future senior secured indebtedness of the Co-Issuers, including the TCEH Senior Secured Facilities to the extent of the value of the collateral securing such indebtedness.

The guarantees are joint and several guarantees of the TCEH Notes, are the TCEH Guarantors’ senior unsecured obligations and rank equal in right of payment with all existing and future senior unsecured indebtedness of the relevant TCEH Guarantor and senior in right of payment to any existing or future subordinated indebtedness of the relevant TCEH Guarantor. The guarantees rank effectively junior to all secured indebtedness of the TCEH Guarantors to the extent of the assets securing that indebtedness. EFC Holdings’ guarantee of the TCEH Notes ranks equally with its guarantee of the EFH Corp. Cash-Pay Notes and the EFH Corp. Toggle Notes (discussed below). The guarantees of the TCEH Notes are structurally junior to all indebtedness and other liabilities of the Co-Issuers’ subsidiaries that do not guarantee the notes.

The TCEH Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Co-Issuers’ and their restricted subsidiaries’ ability to:

•	make restricted payments;

•	incur debt and issue preferred stock;

•	create liens;

•	enter into mergers or consolidations;

•	sell or otherwise dispose of certain assets;

•	permit dividend and other payment restrictions on restricted subsidiaries, and

•	engage in certain transactions with affiliates.

The TCEH Indenture also contains customary events of default, including failure to pay principal or interest on the TCEH Notes or the guarantees when due, among others. If an event of default occurs under the TCEH Indenture, the trustee or the holders of at least 30% in principal amount of the Required Debt (as such term is defined in the TCEH Indenture) may declare the principal amount on the TCEH Notes to be due and payable immediately.

The Co-Issuers may redeem the TCEH Cash-Pay Notes, in whole or in part, at any time on or after November 1, 2011, or the TCEH Toggle Notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before November 1, 2010, the Co-Issuers may redeem with the cash proceeds of certain equity offerings up to 35% of the aggregate principal amount of TCEH Cash-Pay Notes from time to time at a redemption price of 110.250% of the aggregate principal amount of the TCEH Cash-Pay Notes, plus accrued and unpaid interest, if any, or 110.500% of the aggregate principal amount of the TCEH Toggle Notes, plus accrued and unpaid interest, if any. The Co-Issuers may also redeem the TCEH Cash-Pay Notes at any time prior to November 1, 2011 or the TCEH Toggle Notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. Upon the occurrence of a change in control of TCEH, the Co-Issuers must offer to repurchase the TCEH Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

The TCEH Notes were issued in a private placement with registration rights. Notes having substantially identical terms as the TCEH Notes were registered with the SEC by the Co-Issuers in December 2008 as part of an offer to exchange freely tradable exchange notes for the TCEH Notes. The exchange offer was completed in January 2009. Because the exchange offer was not completed within 360 days after the issue date of the TCEH Notes (a TCEH Registration Default), the annual interest rate on the TCEH Notes increased for the period during which the TCEH Registration Default continued (October 26, 2008 to January 30, 2009 for the Senior Notes and November 30, 2008 to January 30, 2009 for the Series B Senior Notes and Senior Toggle Notes), resulting in incremental interest of $3.7 million.

EFH Corp. Notes Issued Subsequent to the Merger — EFC Holdings is a guarantor of certain EFH Corp. notes. In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, EFC Holdings reflects $2.250 billion principal amount of the EFH Corp. Notes on its balance sheet and the related interest expense in its income statement. The amount reflected on EFC Holdings’ balance sheet, which represents 50% of the EFH Corp. debt guaranteed by EFC Holdings, was calculated based upon the relative equity investment of EFC Holdings and Intermediate Holding in their respective operating subsidiaries at the time of the Merger. Because payment of principal and interest on the notes is the responsibility of EFH Corp., EFC Holdings records the settlement of such amounts as noncash capital contributions from EFH Corp. The notes and the guarantees are described below.

Pursuant to an indenture entered into in October 2007 (the EFH Corp. Indenture), EFH Corp. issued and sold $2.0 billion aggregate principal amount of 10.875% Senior Notes due November 1, 2017. Interest on the notes (referred to as the EFH Corp. Cash-Pay Notes) is payable in cash semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 10.875% per annum, and the first interest payment was made on May 1, 2008.

Pursuant to the EFH Corp. Indenture, EFH Corp. also issued and sold $2.5 billion aggregate principal amount of 11.250%/12.000% Senior Toggle Notes due November 1, 2017. The initial interest payment on the notes (referred to as the EFH Corp. Toggle Notes) was paid in cash. For any interest period thereafter until November 1, 2012, EFH Corp. may elect to pay interest on the notes, at EFH Corp.’s option (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFH Corp. Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK Interest, and the first interest payment was made on May 1, 2008. See “Debt Related Activity in 2008” above for discussion of EFH Corp.’s election to use the PIK option for the May 1, 2009 payment.

The $4.5 billion principal amount of notes issued under the EFH Corp. Indenture (the EFH Corp. Cash-Pay Notes and the EFH Corp. Toggle Notes) are collectively referred to herein as the EFH Corp. Notes.

The EFH Corp. Notes are fully and unconditionally guaranteed by EFC Holdings and Intermediate Holding, 100% owned subsidiaries of EFH Corp. (the EFH Corp. Guarantors). The EFH Corp. Notes are EFH Corp.’s senior unsecured debt and rank senior in right of payment to any existing and future subordinated indebtedness of EFH Corp., equally in right of payment with all of EFH Corp.’s existing and future senior unsecured indebtedness and structurally subordinated in right of payment to all existing and future indebtedness, preferred stock and other liabilities of EFH Corp.’s non-guarantor subsidiaries, including trade payables (other than indebtedness and liabilities owed to EFH Corp. or the EFH Corp. Guarantors). The EFH Corp. Notes will rank effectively junior in right of payment to all future secured indebtedness of EFH Corp. to the extent of the assets securing that indebtedness.

The guarantees are joint and several guarantees of the EFH Corp. Notes, are the EFH Corp. Guarantors’ unsecured senior obligations and rank equal in right of payment with all existing and future senior unsecured indebtedness of the relevant EFH Corp. Guarantor and senior in right of payment to any existing or future subordinated indebtedness of the relevant EFH Corp. Guarantor. The guarantees of the EFH Corp. Notes will be structurally junior to all indebtedness and other liabilities of the relevant EFH Corp. Guarantor’s subsidiaries that are not guarantors.

The EFH Corp. Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, EFH Corp.’s and its restricted subsidiaries’ ability to:

•	make restricted payments;

•	incur debt and issue preferred stock;

•	create liens;

•	engage in mergers or consolidations;

•	permit dividend and other payment restrictions on restricted subsidiaries, and

•	engage in certain transactions with affiliates.

The EFH Corp. Indenture also contains customary events of default, including failure to pay principal or interest on the EFH Corp. Notes or the guarantees when due, among others. If an event of default occurs under the EFH Corp. Indenture, the trustee or the holders of at least 30% in principal amount outstanding of the EFH Corp. Notes may declare the principal amount on the EFH Corp. Notes to be due and payable immediately.

EFH Corp. may redeem the EFH Corp. Notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before November 1, 2010, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFH Corp. Notes from time to time at a redemption price of 110.875% of the aggregate principal amount of the EFH Corp. Cash Pay Notes, plus accrued and unpaid interest, if any, or 111.250% of the aggregate principal amount of the EFH Corp. Toggle Notes, plus accrued and unpaid interest, if any. EFH Corp. may also redeem the EFH Corp. Notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. Upon the occurrence of a change in control, EFH Corp. must offer to repurchase the EFH Corp. Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

The EFH Corp. Notes were issued in a private placement with registration rights. Notes having substantially identical terms as the EFH Corp. Notes were registered with the SEC by EFH Corp. in December 2008 as part of an offer to exchange freely tradable exchange notes for the EFH Corp. Notes. The exchange offer was completed in January 2009. Because the exchange offer was not completed within 360 days after the issue date of the EFH Corp. Notes (an EFH Corp. Registration Default), the annual interest rate on the EFH Corp. Notes increased for the period during which the EFH Corp. Registration Default continued (October 26, 2008 to January 30, 2009), resulting in incremental interest of $3.2 million.

Intercreditor Agreement — In October 2007, in connection with the Merger, TCEH entered into an Intercreditor Agreement (the Intercreditor Agreement) with Citibank, N.A. and five secured commodity hedge counterparties (the Secured Commodity Hedge Counterparties). The Intercreditor Agreement provides that the lien granted to the Secured Commodity Hedge Counterparties will rank pari passu with the lien granted with respect to the collateral of the secured parties under the TCEH Senior Secured Facilities. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will be entitled to share, on a pro rata basis, in the proceeds of any liquidation of such collateral in connection with a foreclosure on such collateral in an amount provided in the TCEH Senior Secured Facilities. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will have voting rights with respect to any amendment or waiver of any provision of the Intercreditor Agreement that changes the priority of the Secured Commodity Hedge Counterparties’ lien on such collateral relative to the priority of lien granted to the secured parties under the TCEH Senior Secured Facilities or the priority of payments to the Secured Commodity Hedge Counterparties upon a foreclosure and liquidation of such collateral relative to the priority of the lien granted to the secured parties under the TCEH Senior Secured Facilities.

TCEH Interest Rate Swap Transactions — In 2007, subsequent to the Merger, TCEH entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $15.05 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 8.3% on debt maturing from 2009 to 2014. The interest rate swaps were being accounted for as cash flow hedges related to variable interest rate cash flows until August 29, 2008, at which time these swaps were dedesignated as cash flow hedges as a result of the intent to change the variable interest rate terms of the hedged debt (from three-month LIBOR to one-month LIBOR) in connection with the planned execution of interest rate basis swaps (discussed immediately below) to further reduce the fixed borrowing costs. Based on the fair value of the positions, the cumulative unrealized mark-to-market net losses related to these interest rate swaps totaled $431 million (pre-tax) at the dedesignation date and was recorded in accumulated other comprehensive income. This balance will be reclassified into net income as interest on the hedged debt is reflected in net income. No ineffectiveness gains or losses were recorded.

In September 2008, TCEH entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of an additional $1.5 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 7.6% on debt maturing from 2013 to 2014.

In October 2008, TCEH entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of an additional $1.0 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.5% and 7.6% on debt maturing in 2014.

In May 2008, TCEH entered into an interest rate swap transaction pursuant to which semiannual payment (settled quarterly) of the floating interest rates at LIBOR on an aggregate of $2.095 billion of senior secured term loans of TCEH were exchanged for floating interest rates at LIBOR plus 0.21% receivable monthly.

In September 2008, TCEH entered into interest rate basis swap transactions pursuant to which quarterly payment of the floating interest rates at LIBOR on an aggregate of $7.95 billion of senior secured term loans of TCEH were exchanged for floating interest rates of LIBOR plus spreads ranging from 0.076% to 0.145% receivable monthly.

In November 2008, TCEH entered into interest rate basis swap transactions pursuant to which quarterly payment of the floating interest rates at LIBOR on an aggregate of $3.0 billion of senior secured term loans of TCEH were exchanged for floating interest rates of LIBOR plus spreads ranging from 0.21% to 0.292%, receivable monthly.

The interest rate swap counterparties are secured proportionally with the lenders under the TCEH Senior Secured Facilities. Subsequent to the dedesignation in August 2008 discussed above, changes in the fair value of the swaps discussed in the above paragraphs are being reported in the income statement in interest expense and related charges, and such unrealized mark-to-market net losses totaled $1.477 billion in 2008.

EFC Holdings Long-Term Debt Fair Value Hedges — EFC Holdings has used fair value hedging strategies to manage its exposure to fixed interest rates on long-term debt. These swaps qualified for and were designated as fair value hedges in accordance with SFAS 133 (under the “short-cut method” entities are allowed under SFAS 133 to assume no hedge ineffectiveness in a hedging relationship of interest rate risk if certain conditions are met).

Long-Term Debt Fair Value Adjustments Related to Interest Rate Swaps (fixed to variable rate) —

Predecessor:
Long-term debt fair value adjustments at January 1, 2007 — net reduction in debt carrying value	10
Fair value adjustments during the period	5
Recognition of net gains on settled fair value hedges (a)	(1)

Successor:
Long-term debt fair value adjustments at October 10, 2007 — net reduction in debt carrying value	14
Purchase accounting adjustment (b)	(14)

Long-term debt fair value adjustments related to interest rate swaps at December 31, 2007	$—

(a)    Net value of settled in-the-money fixed-to-variable swaps recognized in net income when the hedged transactions are recognized. Amount is pretax.

(b)    Reflects the fair-valuing of debt as part of purchase accounting.

Changes in market values of unsettled fair value hedge positions are accounted for as adjustments to the carrying value of related debt amounts, offset by changes in commodity and other derivative contractual asset or liability amounts.

13. COMMITMENTS AND CONTINGENCIES

Generation Development

EPC agreements have been executed for the development of three lignite coal-fueled generation units in Texas, two units at Oak Grove and one at Sandow, and construction of the units is well underway.

Subsidiaries of EFC Holdings have received the air permits for the Sandow and Oak Grove units. However, the Oak Grove air permit remains the subject of litigation as discussed below under “Litigation Related to Generation Development.”

Construction work-in-process asset balances for the Oak Grove units totaled approximately $2.8 billion as of December 31, 2008, which includes the effects of the fair value adjustments related to purchase accounting and capitalized interest. In the unexpected event the development of the Oak Grove units was cancelled, the cancellation exposure as of December 31, 2008 totaled $3.1 billion, which includes the carrying value of the project and up to approximately $300 million of termination obligations. This estimated exposure amount excludes any potential recovery values for assets acquired to date and for assets already owned prior to executing such agreements that are intended to be utilized for these projects.

Contractual Commitments

At December 31, 2008, EFC Holdings had noncancellable commitments under energy-related contracts, leases and other agreements as follows:

	Coal purchase agreements and coal transportation agreements	Pipeline transportation and storage reservation fees	Capacity payments under power purchase agreements (a)	Nuclear Fuel Contracts	Water Rights Contracts
2009	$263	$41	$3	$153	$8
2010	54	38	—	91	8
2011	44	37	—	113	8
2012	—	37	—	182	8
2013	—	42	—	120	8
Thereafter	—	22	—	272	45

Total	$361	$217	$3	$931	$85

(a)	On the basis of EFC Holdings’ current expectations of demand from its electricity customers as compared with its capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

Future minimum lease payments under both capital leases and operating leases are as follows:

	Capital Leases	Operating Leases (a)
2009	29	41
2010	29	40
2011	71	39
2012	14	40
2013	9	40
Thereafter	50	331

Total future minimum lease payments	202	$531

Less amounts representing interest	43

Present value of future minimum lease payments	159
Less current portion	19

Long-term capital lease obligation	$140

(a)	Includes operating leases with initial or remaining noncancellable lease terms in excess of one year. Excludes future minimum lease payments for combustion turbines owned by a TCEH lease trust of $17 million in each of 2009 through 2013 and $17 million thereafter.

Rent charged to operating cost, fuel cost and SG&A totaled $73 million for the year ended December 31, 2008, $20 million for the period October 11, 2007 through December 31, 2007, $50 million for the period January 1, 2007 through October 10, 2007 and $65 million for the year ended December 31, 2006.

Litigation Related to Generation Development

An administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas to EFC Holdings was filed in September 2007 in the State District Court of Travis County, Texas. Plaintiffs asked that the District Court reverse the TCEQ’s approval of the Oak Grove air permit and the TCEQ’s adoption and approval of the TCEQ Executive Director’s Response to Comments, and remand the matter back to the TCEQ for further proceedings. The TCEQ has filed the administrative record with the District Court. In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before the TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings. Finally, the plaintiffs in these two additional lawsuits filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to the SOAH for further proceedings. One of the plaintiffs has asked the court to consolidate all these proceedings, and the Attorney General of Texas, on behalf of TCEQ, has filed pleas to the jurisdiction that would, if granted, dismiss all but the administrative appeal. EFC Holdings does not know when the court will rule on these requests. EFC Holdings believes the Oak Grove air permit granted by the TCEQ is protective of the environment and that the application for and the processing of the air permit by the TCEQ was in accordance with law. There can be no assurance that the outcome of these matters would not result in an adverse impact on the Oak Grove project.

In May 2008, the Sierra Club announced that it may sue Oak Grove Management Company LLC for violating federal Clean Air Act provisions regarding hazardous air pollutants. Similarly, in July 2008, the Sierra Club announced that it may sue Luminant, after the expiration of a 60-day waiting period, for violating federal Clean Air Act provisions in connection with its Martin Lake generation facility. In December 2008, Luminant reached a settlement with the Sierra Club regarding its allegations relating to Oak Grove. Pursuant to the settlement, Luminant has filed for a Maximum Achievable Control Technology determination for hazardous air pollutant emissions by the TCEQ and has agreed to offset any emissions above the levels set in that review; in exchange the Sierra Club will not pursue legal action to obstruct construction or commencement of operation of the Oak Grove units. EFC Holdings cannot predict whether the Sierra Club will actually file suit relating to Martin Lake or the outcome of any such proceeding.

Other Litigation

In July 2008, Alcoa Inc. filed a lawsuit in Milam County, Texas district court against Luminant Generation Company LLC, Luminant Mining Company LLC, Sandow Power Company LLC, Luminant Energy Company LLC (each of which is an indirect wholly-owned subsidiary of EFC Holdings) and EFH Corp. The lawsuit makes various claims concerning operation of the Sandow Unit 4 generation facility and the Three Oaks lignite mine and construction of the Sandow 5 unit, including claims for breach of contract, breach of fiduciary duty, fraud and conversion, and requests money damages in an unspecified amount, declaratory judgment, an accounting and rescission. A federal district court in Austin, Texas has ordered Alcoa Inc. to amend its Milam County complaint to remove any references to a federal consent decree relating to Sandow Units 4 and 5. Alcoa Inc. has not yet filed its amended complaint. While EFC Holdings is unable to estimate any possible loss or predict the outcome of this litigation, EFC Holdings believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

Regulatory Investigations and Reviews

In June 2008, the EPA issued a request for information to Luminant Energy under EPA’s authority under Section 114 of the Clean Air Act. The stated purpose of the request is to obtain information necessary to determine compliance with the Clean Air Act, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. EFC Holdings is cooperating with the EPA and is responding in good faith to the EPA’s request. EFC Holdings is unable to predict the outcome of this matter.

Commitment to Fund Demand Side Management Initiatives

In connection with the Merger, Texas Holdings committed to spend $100 million over the five-year period ending December 31, 2012 on demand side management or other energy efficiency initiatives. This commitment is expected to be funded by EFH Corp. or EFC Holdings.

Other Proceedings

In addition to the above, EFC Holdings and its subsidiaries are involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Labor Contracts

Certain personnel engaged in TCEH activities are represented by labor unions and covered by collective bargaining agreements with varying expiration dates. In January 2008, new one-year labor agreements were reached covering bargaining unit personnel engaged in the natural gas-fueled generation operations and were again renegotiated and completed in January 2009. Also in January 2008, a new two-year agreement was reached covering bargaining unit personnel engaged in lignite mining operations. In June 2008, a new labor agreement effective until October 2010 was reached covering bargaining unit personnel engaged in the Sandow lignite-fueled generation operations. In July 2008, a new labor agreement effective until September 2010 was reached covering bargaining unit personnel engaged in the Three Oaks lignite mining operations. In August 2008, a new labor agreement effective until August 2010 was reached covering bargaining unit personnel engaged in nuclear generation. Negotiations are currently underway with respect to the collective bargaining agreements covering bargaining unit personnel engaged in the Big Brown, Martin Lake and Oak Grove lignite-fueled generation operations and the natural gas-fueled generation operations. The current lignite-fueled generation operations contract, which expired November 2008, is in effect until either party gives notice to terminate. EFC Holdings expects that any changes in collective bargaining agreements will not have a material effect on its financial position, results of operations or cash flows; however, EFC Holdings is unable to predict the ultimate outcome of these labor negotiations.

Environmental Contingencies

The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on sulfur dioxide and nitrogen oxide emissions produced by electricity generation plants. The capital requirements of EFC Holdings and its subsidiaries have not been significantly affected by the requirements of the Clean Air Act. In addition, all air pollution control provisions of the 1999 Restructuring Legislation have been satisfied.

EFC Holdings and its subsidiaries must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. EFC Holdings and its subsidiaries believe that they are in compliance with current environmental laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulations is not determinable.

The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	enactment of state or federal regulations regarding CO2 emissions;

•	other changes to existing state or federal regulation regarding air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters, and

•	the identification of sites requiring clean-up or the filing of other complaints in which EFC Holdings or its subsidiaries may be asserted to be potential responsible parties.

Guarantees

As discussed below, EFC Holdings and its subsidiaries have entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions.

Residual value guarantees in operating leases — Subsidiaries of EFC Holdings are the lessee under various operating leases that guarantee the residual values of the leased assets. At December 31, 2008, the aggregate maximum amount of residual values guaranteed was approximately $50 million with an estimated residual recovery of approximately $56 million. These leased assets consist primarily of mining equipment and rail cars. The average life of the residual value guarantees under the lease portfolio is approximately four years.

Indebtedness guarantee — In 1990, EFC Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and assumed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. EFC Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness. EFC Holdings guaranteed the co-op’s payments, and in the event that the co-op fails to make its payments on the indebtedness, the US government would assume the co-op’s rights under the agreement, and such payments would then be owed directly by EFC Holdings. At December 31, 2008, the balance of the indebtedness was $108 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

See Note 12 for discussion of guarantees and security for certain EFC Holdings indebtedness.

Letters of Credit

At December 31, 2008, TCEH had outstanding letters of credit under its credit facilities totaling $767 million as follows:

•	$342 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions;

•

$208 million to support floating rate pollution control revenue bond debt of $204 million principal amount. The letters of credit are available to fund the payment of such debt obligations and expire in 2014;

•	$121 million to support obligations under the lease agreement for an EFH Corp. office building, and

•	$96 million for miscellaneous credit support requirements.

Nuclear Insurance

Nuclear insurance includes liability coverage, property damage, decontamination and premature decommissioning coverage and accidental outage and/or extra expense coverage. The liability coverage is governed by the Price-Anderson Act (Act), while the property damage, decontamination and premature decommissioning coverage are promulgated by the rules and regulations of the NRC. EFC Holdings intends to maintain insurance against nuclear risks as long as such insurance is available. EFC Holdings is self-insured to the extent that losses (i) are within the policy deductibles, (ii) are not covered per policy exclusions, terms and limitations, (iii) exceed the amount of insurance maintained, or (iv) are not covered due to lack of insurance availability. Such losses could have a material adverse effect on EFC Holdings’ financial condition and its results of operations and cash flows.

With regard to liability coverage, the Act provides financial protection for the public in the event of a significant nuclear generation plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $12.5 billion and requires nuclear generation plant operators to provide financial protection for this amount. The US Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the $12.5 billion limit for a single incident mandated by the Act. As required, EFC Holdings provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, EFC Holdings has $300 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

Under the SFP, in the event of an incident at any nuclear generation plant in the US, each operating licensed reactor in the US is subject to an assessment of up to $117.5 million plus a 3% insurance premium tax, subject to increases for inflation every five years. Assessments are limited to $17.5 million per operating licensed reactor per year per incident. EFC Holdings’ maximum potential assessment under the industry retrospective plan would be $235 million (excluding taxes) per incident but no more than $35 million in any one year for each incident. The potential assessment is triggered by a nuclear liability loss in excess of $300 million per accident at any nuclear facility. The SFP and liability coverage are not subject to any deductibles.

With respect to nuclear decontamination and property damage insurance, the NRC requires that nuclear generation plant license-holders maintain at least $1.1 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. EFC Holdings maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $2.25 billion (subject to $5 million deductible per accident), above which EFC Holdings is self-insured. This insurance coverage consists of a primary layer of coverage of $500 million provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company and $1.75 billion of premature decommissioning coverage also provided by NEIL.

EFC Holdings maintains Accidental Outage Insurance through NEIL to cover the additional costs of obtaining replacement electricity from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week waiting period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident.

If NEIL’s losses exceeded its reserves for the applicable coverage, potential assessments in the form of a retrospective premium call could be made up to a total of $11.7 million for primary property, $14.1 million for excess property and $8.9 million for accidental outage.

Also, under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.2 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply.

14. SHAREHOLDERS’ EQUITY

Successor

Dividend to Parent to Fund Merger — On October 10, 2007, EFC Holdings distributed $21.0 billion to EFH Corp. to provide partial funding of the Merger. EFC Holdings paid no cash distributions to EFH Corp. in 2008 or in the period from October 11, 2007 to December 31, 2007.

Dividend Restrictions — The Second Amended and Restated Articles of Incorporation of EFC Holdings requires that all accrued and unpaid dividends with respect to the outstanding shares of preferred stock of EFC Holdings shall be paid in full before any dividends shall be paid upon or set apart for the shares of common stock.

Except for the preferred stock dividend restriction, there are no restrictions on EFC Holdings’ ability to use its retained earnings or net income to make distributions on its equity. However, EFC Holdings relies on distributions or loans from TCEH to meet its cash requirements, including funding of distributions. The TCEH Senior Secured Facilities and Indenture contain restrictions on TCEH’s ability to make distributions or loans to EFC Holdings. Thus, all of TCEH’s net income, which represents essentially all of EFC Holdings’ net income, is restricted from being used to make distributions or loans to EFC Holdings unless such distributions or loans are expressly permitted under the TCEH Senior Secured Facilities and Indenture. Those agreements generally permit TCEH to make unlimited distributions or loans to its parent companies, EFC Holdings and EFH Corp., for corporate overhead costs, selling, general and administrative expenses, taxes and principal and interest payments. In addition, those agreements contain certain investment and dividend baskets that would allow TCEH to make additional distributions and/or loans to its parent companies up to the amount of such baskets. The TCEH Senior Secured Facilities generally restrict TCEH from making any distribution to any of its parent companies for the ultimate purpose of making a distribution to Texas Holdings unless at the time, and after giving effect to such distribution, TCEH’s consolidated total debt (as defined in the TCEH Senior Secured Facilities) to TCEH’s Adjusted EBITDA would be equal to or less than 6.5 to 1.0.

See Note 19 for discussion of stock-based compensation plans.

Predecessor

Intercompany Settlements and Contributions Related to the Merger — In conjunction with the Merger, EFC Holdings recorded a $4.8 billion reduction in capital as the result of settlement of advances to, notes receivable from, and taxes payable to affiliates, as well as the net capital contribution to EFC Holdings resulting from the contributions of entities and net assets discussed in Note 4.

EFC Holdings’ Preferred Stock — On October 1, 2007, EFC Holdings issued 4,000 shares of its $4.56 Series preferred stock to EFH Corp. in exchange for member interests in EFH Corp. subsidiaries engaged in the development of a lignite coal-fueled generation unit at Sandow.

The holders of preferred stock of EFC Holdings have no voting rights except for changes to the articles of incorporation that would change the rights or preferences of such stock, authorize additional shares of stock or create an equal or superior class of stock. The holders have the right to vote for the election of directors only if certain dividend arrearages exist.

Cash Distributions to Parent — EFC Holdings paid cash distributions to EFH Corp. of $1.135 billion for the period from January 1, 2007 through October 10, 2007 and $858 million in 2006.

Noncash contributions — Under SFAS 123(R), expense related to EFH Corp.’s stock-based incentive compensation awards granted to subsidiaries of EFC Holdings’ employees is accounted for as a noncash capital contribution from EFH Corp. Accordingly, EFC Holdings recorded a credit to its shareholders’ equity of $31 million in the period January 1, 2007 through October 10, 2007 and $21 million for the year ended December 31, 2006. See Note 19 for discussion of stock-based compensation plans.

See Note 1 for discussion of noncash contributions from EFH Corp. related to debt pushed down from EFH Corp. in accordance with SEC SAB Topic 5-J.

15. COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

The following table provides detail of commodity and other derivative contractual assets and liabilities as presented in the balance sheet:

	Successor
	December 31, 2008
	Commodity contracts	Cash flow hedges and other derivatives	Reclassification (a)	Total
Assets:
Current assets	$2,385	$14	$(8)	$2,391
Noncurrent assets	962	—	—	962

Total	$3,347	$14	$(8)	$3,353

Liabilities:
Current liabilities	$2,235	$503	$(8)	$2,730
Noncurrent liabilities	682	1,413	—	2,095

Total	$2,917	$1,916	$(8)	$4,825

Net assets (liabilities)	$430	$(1,902)	$—	$(1,472)

(a)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current assets and liabilities.

	Successor
	December 31, 2007
	Commodity contracts	Cash flow hedges and other derivatives	Total
Assets:
Current assets	$1,118	$8	$1,126
Noncurrent assets	239	5	244

Total	$1,357	$13	$1,370

Liabilities:
Current liabilities	$1,042	$66	$1,108
Noncurrent liabilities	2,232	220	2,452

Total	$3,274	$286	$3,560

Net assets (liabilities)	$(1,917)	$(273)	$(2,190)

Margin deposit net liabilities of $190 million and net assets of $445 million under master netting arrangements at December 31, 2008 and December 31, 2007, respectively, were not netted with derivative assets and liabilities since EFC Holdings has elected to present the amounts of derivative assets and liabilities on a gross basis in the balance sheet as provided in FSP FIN 39-1.

This presentation can result in significant volatility in commodity contract assets and liabilities because EFC Holdings enters into positions with the same counterparties that result in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

Commodity Contract Assets and Liabilities

Commodity contract assets and liabilities primarily represent fair values of natural gas and electricity derivative instruments that have not been designated as cash flow hedges or “normal” purchases or sales under SFAS 133. These instruments are marked-to-market, and the associated unrealized gains and losses are reported in the income statement in net gain (loss) from commodity hedging and trading activities.

A multi-year power sales agreement was entered into with Alcoa Inc. in the 2007 Predecessor period. The agreement was determined to have a “day one” out-of-the-money value of $235 million. The agreement was entered into concurrently with the transfer of an air permit from Alcoa Inc. to an EFC Holdings subsidiary as well as other agreements with Alcoa Inc. that provide, among other things, access to real property and a supply of lignite fuel, all of which provides value to EFC Holdings by providing the right and ability to develop, construct and operate a new lignite coal-fueled generation unit at Sandow. In consideration of this right and ability, the initial out-of-the-money value of the sales agreement, as well as a $29 million out-of-the-money value of a related interim power sales agreement entered into in late 2006, were recorded as part of the construction work-in-process asset balance for the Sandow unit. The out-of-the-money values were recorded as commodity contract liabilities. The contracts were revalued applying the principles of SFAS 157 as part of purchase accounting, and subsequent changes in the value of the contracts continue to be marked-to-market in net income.

Successor results include net “day one” losses of $68 million in the 2008 period and $8 million in the 2007 period, and predecessor results include net “day one” losses of $201 million in the 2007 period, primarily associated with contracts entered into at below market prices. Substantially all of these amounts represent losses associated with related series of transactions involving natural gas financial instruments intended to hedge exposure to future changes in electricity prices. The 2007 predecessor period amount is net of a $30 million “day one” gain associated with a long-term power purchase agreement. The net losses are reported in net gain (loss) from commodity hedging and trading activities.

Other Derivative Assets and Liabilities

Other derivative assets and liabilities primarily represent fair values of interest rate swaps and also include fair values of commodity contracts that have been designated as cash flow hedges.

A significant portion of natural gas derivatives entered into to hedge future changes in electricity prices had previously been designated and accounted for as cash flow hedges. In March 2007, these instruments were dedesignated as cash flow hedges as allowed under SFAS 133, thus becoming subject to mark-to-market accounting in net income as the fair values change. See Note 12 for details of interest rate swaps previously designated as cash flow hedges.

A summary of cash flow hedge and other derivative assets and liabilities follows:

	Successor
	December 31, 2008	December 31, 2007
Current and noncurrent assets:
Interest rate swaps (a)	$(1)	$5
Commodity-related cash flow hedges	15	8

Total	$14	$13

Current and noncurrent liabilities:
Interest rate swaps (a)	$1,908	$285
Commodity-related cash flow hedges	8	1

Total	$1,916	$286

(a)	The 2008 amount includes $1.868 billion in net liabilities related to interest rate hedges on $17.55 billion principal amount of debt and $41 million in net liabilities related to interest rate basis swaps on $13.045 billion principal amount of debt, both entered into after the Merger. As of August 29, 2008, changes in fair value of these swaps are marked-to-market in net income.

Other Cash Flow Hedge Information — EFC Holdings experienced cash flow hedge ineffectiveness of $4 million in net losses in 2008, $111 million in net gains in 2007 (essentially all of which was in the Predecessor period) and $231 million in net gains in 2006. These amounts are pretax and are reported in the income statement in net gain (loss) from commodity hedging and trading activities.

The net effect of recording unrealized mark-to-market gains and losses arising from hedge ineffectiveness (versus recording gains and losses upon settlement) includes the above amounts as well as the effect of reversing unrealized ineffectiveness gains and losses recorded in previous periods to offset realized gains and losses in the current period. Such net unrealized effect totaled $4 million in net losses in the 2008 Successor period, $90 million in net gains in 2007 (essentially all of which was in the Predecessor period) and $239 million in net gains in 2006.

Accumulated other comprehensive income related to cash flow hedges at December 31, 2008 totaled $236 million in net losses (after-tax), substantially all of which relates to interest rate swaps. EFC Holdings expects that $112 million of net losses related to cash flow hedges included in accumulated other comprehensive income as of December 31, 2008 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

16. INVESTMENTS

The balance of investments consists of the following:

	Successor
	December 31, 2008	December 31, 2007
Nuclear decommissioning trust	$385	$484
Assets related to employee benefit plans, including employee savings programs	36	55
Land	42	42
Investment in affiliate holding Capgemini-related assets	17	28
Miscellaneous other	4	4

Total investments	$484	$613

Nuclear Decommissioning Trust

Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor’s customers as a delivery fee surcharge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding adjustment to a regulatory asset/liability. A summary of investments in the fund follows:

	Successor
	December 31, 2008
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities	$203	$4	$(14)	$193
Equity securities	181	46	(35)	192

Total	$384	$50	$(49)	$385

	Successor
	December 31, 2007
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities	$193	$3	$(1)	$195
Equity securities	168	129	(8)	289

Total	$361	$132	$(9)	$484

(a)	Includes realized gains and losses of securities sold.

Debt securities held at December 31, 2008 mature as follows: $73 million in one to five years, $33 million in five to ten years and $87 million after ten years.

Assets Related to Employee Benefit Plans

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. EFH Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2008 and 2007, the face amount of these policies allocated to subsidiaries of EFC Holdings totaled $109 million and $125 million, and the net cash surrender values totaled $32 million and $38 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at fair value.

17. NOTICE OF TERMINATION OF OUTSOURCING ARRANGEMENTS

In connection with the closing of the Merger, EFH Corp. and TCEH commenced a review, under the change of control provisions, of certain outsourcing arrangements with Capgemini Energy LP (Capgemini), Capgemini America, Inc. and Capgemini North America, Inc. (collectively, CgE). During the fourth quarter of 2008, EFH Corp and TCEH executed a Separation Agreement with CgE. Simultaneous with the execution of that Separation Agreement, Oncor entered into a substantially similar Separation Agreement with CgE. The Separation Agreements principally provide for (i) notice of termination of each of the Master Framework Agreements, dated as of May 17, 2004, as each has been amended, between Capgemini and each of TCEH and Oncor and the related service agreements under each of the Master Framework Agreements and (ii) termination of the joint venture arrangements between EFH Corp. (and its applicable subsidiaries) and CgE. Under the Master Framework Agreements and related services agreements, Capgemini provides to EFC Holdings and its subsidiaries outsourced support services, including information technology, customer care and billing, human resources, procurement and certain finance and accounting activities.

The Separation Agreement acts as a notice of termination under the Master Framework Agreement and the related services agreements. As a result of the “change of control” of EFH Corp. that occurred as a result of the Merger, TCEH had the contractual right to terminate, without penalty, its Master Framework Agreement. TCEH has elected to exercise such right. Consistent with the Master Framework Agreement, to provide for an orderly transition of the services, the Separation Agreements requires that Capgemini provide termination assistance services until the services are transitioned back to TCEH and/or to another service provider. The Separation Agreement provides that the services be transitioned by December 31, 2010 (June 30, 2011, in the case of the information technology services). Each Master Framework Agreement will actually terminate when these termination assistance services are completed. TCEH previously provided a termination notice to Capgemini in respect of human resources services and customer care and revenue management services for TXU Energy.

The Separation Agreements provide for the termination of the joint venture arrangement between EFH Corp. (and its applicable subsidiaries) and CgE. As a result, during the fourth quarter of 2008:

•

EFH Corp. received approximately $70 million in exchange for the termination of a purchase option agreement pursuant to which subsidiaries of EFH Corp. had the right to “put” to Capgemini (and Capgemini had the right to “call” from a subsidiary of EFH Corp.) EFH Corp.’s 2.9% limited partnership interest in Capgemini and the licensed assets upon the expiration of the Master Framework Agreements in 2014 or, in some circumstances, earlier. TCEH received $41 million of such proceeds reflecting its share of the put option value.

•

The parties entered into a mutual release of all claims under the Master Framework Agreement and related services agreements subject to certain defined exceptions, and EFH Corp. received $10 million in settlement of such claims. TCEH received $5.6 million of such proceeds.

The carrying value of TCEH’s share of the purchase option was $98 million prior to the application of purchase accounting (recorded as a noncurrent asset). The effects of the termination of the outsourcing arrangements, including an accrual of $38 million for incremental costs to exit and transition the services, were included in the final purchase price allocation (see Note 2).

18. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

Pension Plan

Subsidiaries of EFC Holdings are participating employers in the EFH Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by EFH Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Eligible employees may participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds.

All eligible employees hired after January 1, 2001 participate under the Cash Balance Formula. Certain employees who, prior to January 1, 2002, participated under the Traditional Retirement Plan Formula, continue their participation under that formula. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs. Effective October 1, 2007, all new employees, with the exception of employees hired by Oncor, are not eligible to participate in the Retirement Plan. New hires at Oncor are eligible to participate in the Cash Balance Formula of the Retirement Plan. It is EFH Corp.’s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations.

Subsidiaries of EFC Holdings also participate in EFH Corp.’s supplemental retirement plans for certain employees, whose retirement benefits cannot be fully earned under the qualified Retirement Plan, the information for which is included below.

Other Postretirement Employee Benefit (OPEB) Plan

Subsidiaries of EFC Holdings participate with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

Pension and OPEB Costs Recognized as Expense

The following details net pension and OPEB costs recognized as expense.

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Pension costs under SFAS 87	$6	$1	$4	$8
OPEB costs under SFAS 106	8	2	9	10

Total benefit costs recognized as expense	$14	$3	$13	$18

Consistent with SFAS 87, EFH Corp. uses the calculated value method to determine the market-related value of the assets held in its trust. EFH Corp. includes the realized and unrealized gains or losses in the market-related value of assets over a rolling four-year period. Each year, 25% of such gains and losses for the current year and for each of the preceding three years is included in the market-related value. Each year, the market-related value of assets is increased for contributions to the plan, and investment income and is decreased for benefit payments and expenses for that year.

The pension and OPEB amounts provided represent allocations to subsidiaries of EFC Holdings of amounts related to EFH Corp.’s plans.

Subsidiaries of EFC Holdings have not been allocated any overfunded asset or underfunded liability related to their participation in EFH Corp.’s pension and OPEB plans.

Regulatory Recovery of Pension and OPEB Costs

In 2005, an amendment to PURA relating to EFH Corp.’s pension and OPEB costs was enacted by the Legislature of the State of Texas. This amendment, which was retroactively effective January 1, 2005, provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. In addition to Oncor’s active and retired employees, these former employees consist largely of active and retired personnel engaged in TCEH’s activities, related to service of those additional personnel prior to the deregulation and disaggregation of EFH Corp.’s business effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel.

Assumed Discount Rate

The discount rates reflected in net pension and OPEB costs are 6.55% for the year ended December 31, 2008, 6.45% for the period October 11, 2007 through December 31, 2007, 5.90% for the period January 1, 2007 through October 10, 2007 and 5.75% for the year ended December 31, 2006. The expected rate of return on plan assets reflected in the 2008 cost amounts is 8.25% for the pension plan and 7.90% for other postretirement benefits.

Pension and OPEB Plan Cash Contributions

Pension plan contributions were $1 million, $358 thousand and $30 thousand in 2008, 2007 and 2006, respectively. OPEB plan contributions were $196 thousand, $1 million and $1 million in 2008, 2007 and 2006, respectively. Estimated funding to EFH Corp. in 2009 of the pension plan and OPEB plan total $1 million and $612 thousand, respectively.

Thrift Plan

Employees of subsidiaries of EFC Holdings may participate in a qualified savings plan, the EFH Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan included an employee stock ownership component until October 10, 2007. Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Retirement Plan. Prior to January 1, 2006, employer matching contributions were invested in EFH Corp. common stock. Effective January 1, 2006 through the October 10, 2007, employees could reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the plan’s other investment options. As of October 10, 2007, employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options.

19. STOCK-BASED COMPENSATION PLANS

Successor

In December 2007, EFH Corp. established the 2007 Stock Incentive Plan for Key Employees of EFH Corp. and its Affiliates (2007 SIP). Subsidiaries of EFC Holdings bear the costs of EFH Corp.’s 2007 SIP for applicable management personnel engaged in their business activities. Incentive awards under the 2007 SIP may be granted to directors and officers and qualified managerial employees of EFH Corp. or its subsidiaries or affiliates in the form of non-qualified stock options, stock appreciation rights, restricted shares, deferred shares of common stock, the opportunity to purchase shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of EFH Corp.’s shares of common stock.

Under the terms of the 2007 SIP, options to purchase 14.7 million and 14.1 million shares of EFH Corp. common stock were issued to certain EFC Holdings management employees in 2008 and December 2007, respectively. The options provide the holder the right to purchase EFH Corp. common stock for $5.00 per share. Vested awards must be exercised within 10 years of the grant date. The terms of the options were fixed at grant date.

Stock Options — The stock option awards under the 2007 SIP consist of two types of stock options. One-half of the options awarded vest solely based upon continued employment over a specific period of time, generally five years, with the options vesting ratably on an annual basis over the period (“Time-Based Options”). One-half of the options awarded vest based upon both continued employment and the achievement of a predetermined level of EFH Corp. EBITDA over time, generally ratably over five years based upon annual EBITDA levels, with provisions for vesting if the annual levels are not achieved but cumulative two- or three-year total EBITDA levels are achieved (“Performance-Based Options”). The Performance-Based Options may also vest in part or in full upon the occurrence of certain specified liquidity events. All options remain exercisable for ten years from the date of grant. Prior to vesting, expenses are recorded if the achievement of the EBITDA levels is probable, and amounts recorded are adjusted or reversed if the probability of achievement of such levels changes. Probability of vesting is evaluated at least each quarter.

The fair value of the Time-Based and Performance-Based Options granted was estimated using the Black-Scholes option pricing model and the assumptions noted in the table below.

	Successor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007
Assumptions	Time-Based Options		Performance-Based Options
Expected volatility	30% – 33%	30%	30% – 33%	30%
Expected annual dividend	—	—	—	—
Expected life (in years)	6.0 – 6.5	6.4	5.0 – 7.3	5.4 – 7.4
Risk-free rate	1.51% – 3.41%	3.81%	1.35% – 3.57%	3.92%

The weighted average grant-date fair value of the Time-Based Options granted in 2008 was $1.92 and in December 2007 was $1.92 per option. The grant-date fair value of the Performance-Based Options granted in 2008 and December 2007 ranged from $1.72 to $2.25 and $1.74 to $2.09, respectively, depending upon the performance period.

Compensation expense for Time-Based and Performance-Based Options is based on the grant-date fair value and recognized over the vesting period as employees perform services.

During 2008 and the 2007 Successor period, $5.8 million and less than $60 thousand, respectively, was recognized by EFC Holdings for Time-Based Options, essentially all to expense.

As of December 31, 2008, there was approximately $20.0 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized ratably over a weighted-average period of approximately four years.

Compensation expense for Performance-Based Options is based on the grant date fair value and recognized over the requisite performance and service periods for each tranche of options depending upon the achievement of financial performance, or if certain liquidity events occur, as discussed above. In 2008, Performance Based Option expenses totaled $4.3 million. No amounts were expensed in the 2007 Successor period by EFC Holdings for Performance-Based Options because the performance period for the first tranche of the options did not begin until January 1, 2008.

As of December 31, 2008, there was approximately $21.4 million of unrecognized compensation expense related to nonvested Performance-Based Options, which EFC Holdings could record as an expense over a weighted-average period of approximately four years, subject to the achievement of financial performance being probable. Pursuant to an amendment to the 2007 SIP Plan terms in February 2009, a total of 2.6 million Performance-Based Options related to the period ended December 31, 2008 were declared vested in recognition that the established 2008 EBITDA target was substantially achieved.

Other Share and Share-Based Awards — In 2008, EFH Corp. granted 1.75 million deferred share awards, each of which represents the right to receive one share of EFH Corp. stock, to certain management employees of EFC Holdings who agreed to forego share-based awards that vested at the Merger date. The deferred share awards are fully vested and are payable in cash or stock upon the earlier of change of control or separation of service. No expense was recorded in 2008 related to these awards. An additional 150 thousand deferred share awards were granted to certain management employees of EFC Holdings in 2008, which are payable in cash or stock; these awards vest over periods of two to three years, and $122 thousand in expense was recorded in 2008 to recognize the vesting. The deferred share awards are accounted for as liability awards; therefore, the effects of changes in value of EFH Corp. shares are recognized in earnings.

Predecessor

Prior to the Merger, subsidiaries of EFC Holdings bore the costs of the EFH Corp. shareholder-approved long-term incentive plans for applicable management personnel engaged in their business activities. EFH Corp. provided discretionary awards of performance units to qualified management employees that were payable in its common stock. The awards generally vested over a three year period and the number of shares ultimately earned was based on the performance of EFH Corp.’s stock over the vesting period as compared to peer companies and established thresholds. EFH Corp. established restrictions that limited certain employees’ opportunities to liquidate vested awards.

EFH Corp. determined the fair value of its stock-based compensation awards utilizing a valuation model that took into account three principal factors: expected volatility of the stock price of EFH Corp. and peer group companies, dividend rate of EFH Corp. and peer group companies and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, EFC Holdings’ reported expense related to the awards totaled $6 million ($4 million after tax) for the period from January 1, 2007 through October 10, 2007 and $9 million ($6 million after-tax) in 2006. The number of awards granted, net of forfeitures, totaled 37 thousand for the period from January 1, 2007 through October 10, 2007 and 185 thousand in 2006.

With respect to awards to personnel engaged in subsidiaries of EFC Holdings’ activities, the fair value of awards that vested in the period from January 1, 2007 through October 10, 2007 totaled $152 million and for the year ended December 31, 2006 totaled $50 million based on the vesting date share prices.

20. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies in situations where other accounting pronouncements either permit or require fair value measurements, including purchase accounting and impairment testing of goodwill, indefinite-lived intangible assets and long-lived assets. SFAS 157 does not require any new fair value measurements. However, SFAS 157 supersedes a previous accounting rule that prohibited the recognition of day one gains or losses on derivative instruments unless the fair value of those instruments were derived from an observable market price. Additionally, SFAS 157 requires an entity to take its own credit risk (nonperformance risk) into consideration when measuring the fair value of liabilities. EFC Holdings adopted SFAS 157 effective with the closing of the Merger.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. With the adoption of SFAS 157, EFC Holdings uses a “mid-market” valuation convention (the mid-point price between bid and ask prices) as a practical expedient to measure fair value for the majority of its assets and liabilities subject to fair value measurement under SFAS 133 and other accounting rules that require such measurement on a recurring basis. EFC Holdings primarily uses the market approach for recurring fair value measurements and uses valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs.

EFC Holdings categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by SFAS 157:

•

Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. EFC Holdings’ Level 1 assets and liabilities normally include exchange traded commodity contracts. For example, EFC Holdings has a significant number of derivatives that are NYMEX futures and swaps transacted through clearing brokers for which the pricing is actively quoted.

•

Level 2 valuations use inputs other than actively quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means. EFC Holdings’ Level 2 assets and liabilities utilize over the counter broker quotes, quoted prices for similar assets or liabilities that are corroborated by correlations or other mathematical means and other valuation inputs. For example, EFC Holdings’ Level 2 assets and liabilities include forward commodity positions at locations for which over-the-counter broker quotes are available.

•

Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. EFC Holdings uses the most meaningful information available from the market combined with its own internally developed valuation methodologies to develop its best estimate of fair value. For example, certain derivative assets or liabilities are derived from pricing models that utilize multiple inputs to the valuations, including inputs that are not observable or easily corroborated through other means.

EFC Holdings utilizes several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those items that are measured on a recurring basis. These methods include, among others, the use of broker quotes and statistical relationships between different price curves.

In utilizing broker quotes, EFC Holdings attempts to obtain multiple quotes from brokers that are active in the commodity markets in which it participates (and requires at least one quote from two brokers to determine a pricing input as observable); however, not all pricing inputs are quoted by brokers. The number of broker quotes that EFC Holdings receives for certain pricing inputs varies depending on the depth of the trading market, each individual broker’s publication policy, recent trading volume shifts and various other factors. Broker quotes received are generally reliable estimates of actively traded markets. In addition, for valuation of interest rate hedges, EFC Holdings uses a combination of dealer provided market valuations (generally non-binding) and Bloomberg valuations based on month-end interest rate curves and standard rate swap valuation models.

Certain derivatives and financial instruments are valued utilizing option pricing models that take into consideration multiple inputs including commodity prices, volatility factors, discount rates and other inputs. Additionally, when there is not a sufficient amount of observable market data, valuation models are developed that incorporate proprietary views of market factors. Those valuation models are generally used in developing long-term forward price curves for certain commodities. EFC Holdings believes that development of such curves is consistent with industry practice; however, the fair value measurements resulting from such curves are classified as Level 3.

With respect to amounts presented in the following fair value hierarchy table, the fair value measurement of an asset or liability (e.g. a contract) is required under SFAS 157 to fall in its entirety in one level, based on the lowest level input that is significant to the fair value measurement. Certain assets and liabilities would be classified in Level 2 instead of Level 3 of the hierarchy except for the effects of credit reserves and non-performance risk adjustments, respectively. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability being measured.

At December 31, 2008, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Successor
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity-related contracts	$1,010	$2,061	$283	$3,354
Interest rate swaps	—	(1)	—	(1)
Nuclear decommissioning trust (b)	109	276	—	385

Total assets	$1,119	$2,336	$283	$3,738

Liabilities:
Commodity-related contracts	$1,288	$1,274	$355	$2,917
Interest rate swaps	—	1,908	—	1,908

Total liabilities	$1,288	$3,182	$355	$4,825

(a)	Level 3 assets and liabilities consist primarily of more complex long-term power purchases and sales agreements, including longer-term wind and other power purchase and sales contracts and certain natural gas positions in the long-term hedging program.
(b)	EFC Holdings’ nuclear decommissioning trust investment is included in the Investments line on the balance sheet.

At December 31, 2007, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3	Reclassification (a)	Total
Assets:
Commodity-related contracts	$511	$683	$148	$23	$1,365
Interest rate swaps	—	5	—	—	5
Nuclear decommissioning trust (b)	165	319	—	—	484

Total assets	$676	$1,007	$148	$23	$1,854

Liabilities:
Commodity-related contracts	$559	$2,372	$321	$23	$3,275
Interest rate swaps	—	285	—	—	285

Total liabilities	$559	$2,657	$321	$23	$3,560

(a)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(b)	EFC Holdings’ nuclear decommissioning trust investment is included in the Investments line on the balance sheet.

Commodity-related contracts consist primarily of natural gas and electricity derivative instruments entered into for hedging purposes and include physical contracts that have not been designated “normal” purchases or sales under SFAS 133.

Interest rate swaps consist largely of variable-to-fixed rate swap instruments that are economic hedges of interest on long-term debt, as well as interest rate basis swaps designed to further reduce fixed borrowing costs. See Note 12 for discussion of interest rate swaps.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of EFC Holdings’ nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

The following table presents the changes in fair value of EFC Holdings’ Level 3 assets and liabilities (all related to commodity contracts) for the year ended December 31, 2008 and the period from October 11, 2007 through December 31, 2007:

	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007
Balance at December 31, 2008 and October 11, 2007, respectively (net liability)	$(173)	$(133)
Total realized and unrealized gains (losses) (a):
Included in net income (loss)	(12)	(112)
Included in other comprehensive income	7	7
Purchases, sales, issuances and settlements (net) (b)	(13)	14
Net transfers in and/or out of Level 3 (c)	119	51

Balance at end of period (net liability)	$(72)	$(173)

Net change in unrealized gains (losses) included in net income relating to instruments held at end of period (d)	$85	$(70)

(a)	Substantially all changes in values of commodity-related contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities.
(b)	Settlements represent reversals of unrealized mark-to-market valuations of these positions previously recognized in net income. Generally, purchases have no value at inception and subsequent changes in value from these transactions are reflected in unrealized gains and losses. Issuances represent new transactions valued at the assessment date.
(c)	Includes transfers due to changes in the observability of significant inputs. Transfers in are assumed to transfer in at the beginning of the quarter and transfers out at the end of the quarter, which is when the assessments were performed. Any changes in value during the period are reported as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities.
(d)	Includes unrealized gains and losses related to the periods in which the instrument was classified as a Level 3 asset or liability.

21. FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments were as follows:

	Successor
	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
On balance sheet assets (liabilities):
Long-term debt (including current maturities) (b)	$(31,666)	$(21,724)	$(30,803)	$(30,487)

Off balance sheet assets (liabilities):
Financial guarantees	$—	$(3)	$—	$(1)

(a)	Fair value determined in accordance with SFAS 157.
(b)	Excludes capital leases.

See Note 15 for discussion of accounting for financial instruments that are derivatives.

22. RELATED–PARTY TRANSACTIONS

The following represent the significant related-party transactions of EFC Holdings:

•

TCEH incurs electricity delivery fees charged by Oncor. These fees totaled $1.0 billion for the year ended December 31, 2008, $209 million for the period from October 11, 2007 through December 31, 2007, $827 million for the period from January 1, 2007 through October 10, 2007 and $1.1 billion for the year ended December 31, 2006.

•

Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, EFC Holdings’ financial statements reflect a noninterest bearing note payable to Oncor of $289 million ($35 million reported as current liabilities) at December 31, 2008 and $323 million ($34 million reported as current liabilities) at December 31, 2007.

•

TCEH reimburses Oncor for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense totaled $46 million for the year ended December 31, 2008, $11 million for the period from October 11, 2007 through December 31, 2007, $38 million for the period from January 1, 2007 through October 10, 2007 and $52 million for the year ended December 31, 2006.

•

Current and noncurrent advances to parent totaled $3.6 billion at December 31, 2006 ($700 million reported as noncurrent). The average daily balances of the advances to parent totaled $4.2 billion for the period from January 1, 2007 through October 10, 2007 and $2.8 billion for the year ended December 31, 2006. Interest income earned on the advances totaled $205 million for the period from January 1, 2007 through October 10, 2007, and $154 million for the year ended December 31, 2006. The weighted average annual interest rates were 6.3% for the period from January 1, 2007 through October 10, 2007 and 5.4% for the year ended December 31, 2006. See Note 14 regarding the settlement of these advances in conjunction with the Merger.

•

In December 2005, EFC Holdings received a $1.5 billion note from EFH Corp. in partial settlement of outstanding advances to parent. EFH Corp. settled the note in connection with the Merger (see Note 14). The note carried interest at a rate based on the weighted average cost of EFC Holdings’ short-term borrowings. Interest income related to this note totaled $71 million for the period from January 1, 2007 through October 10, 2007 and $82 million for the year ended December 31, 2006.

•

Notes receivable from EFH Corp. are payable to EFC Holdings on demand and arise from borrowings used for the working capital and general corporate purposes of EFH Corp. The notes totaled $584 million and $25 million at December 31, 2008 and 2007, respectively. In November 2008, EFH Corp. repaid $253 million of such notes, which related to payments of principal and interest on EFH Corp. debt, in connection with distributions received by EFH Corp. from the sale of minority interests in Oncor. The average daily balance of the notes for the year ended December 31, 2008 was $410 million and from the first issuance date in November 2007 until December 31, 2007 was $20 million. The notes carry interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income totaled $32 million for the year ended December 31, 2008 and $257 thousand for the period from October 11, 2007 through December 31, 2007.

•

An EFH Corp. subsidiary charges subsidiaries of EFC Holdings for financial, accounting, environmental and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $66 million for the year ended December 31, 2008, $16 million for the period from October 11, 2007 through December 31, 2007, $45 million for the period from January 1, 2007 through October 10, 2007 and $65 million for the year ended December 31, 2006.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on EFC Holdings’ balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor and remitted to TCEH, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on EFC Holdings’ balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by EFC Holdings are offset by a net change in the intercompany receivable/payable with Oncor, which in turn results in a change in the net regulatory asset/liability. At December 31, 2008, the excess of the decommissioning liability over the trust fund balance resulted in a regulatory asset of $127 million. At December 31, 2007, the excess of the trust fund balance over the estimated decommissioning liability resulted in a regulatory liability of $13 million.

•

TCEH had posted cash collateral of $15 million as of December 31, 2008 and 2007 to Oncor related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in EFC Holdings’ balance sheet in other current assets.

•

EFC Holdings has a 53.1% limited partnership interest, with a carrying value of $17 million and $28 million at December 31, 2008 and 2007, respectively, in an EFH Corp. subsidiary holding software and other computer-related assets. Equity losses related to this interest totaled $10 million for the year ended December 31, 2008, $2 million for the period from October 11, 2007 through December 31, 2007, $5 million for the period from January 1, 2007 through October 10, 2007, and $10 million for the year ended December 31, 2006. These losses primarily represent amortization of software assets held by the subsidiary. The equity losses are reported as other deductions.

•

EFH Corp. files a consolidated federal income tax return; however, EFC Holdings’ federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if the entity is a stand-alone corporation. As a result, EFC Holdings had an income tax payable to EFH Corp. of $33 million at December 31, 2008 and an income tax receivable of $211 million at December 31, 2007.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating downgrade to below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of December 31, 2008 and 2007, TCEH had posted a letter of credit in the amount of $13 million and $14 million, respectively, for the benefit of Oncor.

•

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH will post a letter of credit in an amount equal to $170 million to secure TXU Energy’s payment obligations to Oncor if two or more of Oncor’s credit ratings are below investment grade.

•

At the closing of the Merger, TCEH entered into the TCEH Senior Secured Facilities with a syndicate of financial institutions and other lenders. This syndicate included affiliates of GS Capital Partners (a member of the Sponsor Group). In November and December 2007, TCEH offered the TCEH Notes. Affiliates of GS Capital Partners served as initial purchasers in such offerings. Affiliates of GS Capital Partners have from time to time engaged in commercial banking and financial advisory transactions with EFC Holdings in the normal course of business.

•	Affiliates of GS Capital Partners are party to certain commodity and interest rate hedging transactions with EFC Holdings in the normal course of business.

•	From time to time affiliates of the Sponsor Group may acquire debt or debt securities issued by EFC Holdings or its subsidiaries in open market transactions or through loan syndications.

See Note 4 for contributions of entities and net assets to EFC Holdings, Note 11 for information regarding the accounts receivable securitization program and related subordinated notes receivable from TXU Receivables Company, Note 12 for guarantees and push-down of certain EFH Corp. debt, Note 14 for cash distributions to EFH Corp. and Note 18 for the assumption by Oncor of certain EFC Holdings pension and OPEB costs.

23. SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Interest	$2,865	$649	$360	$357
Unrealized mark-to-market net loss on interest rate swaps	1,477	—	—	—
Amortization of debt fair value discount resulting from purchase accounting	19	5	—	—
Amortization of debt discount and issuance costs	130	56	10	7
Interest capitalized in accordance with SFAS 34	(304)	(58)	(41)	(30)

Total interest expense and related charges	$4,187	$652	$329	$334

Restricted Cash

	Successor
	At December 31, 2008		At December 31, 2007
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s senior secured letter of credit facility (See Note 12)	$—	$1,250	$—	$1,250
Pollution control revenue bond funds held by trustee (See Note 12)	—	—	—	29
Amounts related to margin deposits held	4	—	—	—

Total restricted cash	$4	$1,250	$—	$1,279

Inventories by Major Category

	Successor
	December 31, 2008	December 31, 2007
Materials and supplies	$134	$121
Fuel stock	162	138
Natural gas in storage	65	93

Total inventories	$361	$352

Property, Plant and Equipment

	Successor
	December 31, 2008	December 31, 2007
Generation	$16,842	$16,981
Other assets	126	109

Total	16,968	17,090
Less accumulated depreciation	1,270	242

Net of accumulated depreciation	15,698	16,848
Construction work in progress	4,771	3,246
Nuclear fuel (net of accumulated amortization of $235 and $47)	433	451

Property, plant and equipment — net	$20,902	$20,545

Assets related to capitalized leases included above totaled $167 million at December 31, 2008 and $161 million at December 31, 2007, net of accumulated depreciation.

Asset Retirement Obligations

These liabilities primarily relate to nuclear generation plant decommissioning, land reclamation related to lignite mining, removal of lignite/coal-fueled plant ash treatment facilities and generation plant asbestos removal and disposal costs. There is no earnings impact with respect to the recognition of the asset retirement costs for nuclear decommissioning, as all costs are recoverable through the regulatory process as part of Oncor’s rates.

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the balance sheet, during the years ended December 31, 2008 and 2007:

Asset retirement liability at January 1, 2007	$585
Additions:
Accretion – January 1, 2007 through October 10, 2007	29
Accretion – October 11, 2007 through December 31, 2007	11
Purchase accounting adjustment	176
Reductions:
Mining reclamation cost adjustments	(2)
Mining reclamation payments – January 1, 2007 through October 10, 2007	(19)
Mining reclamation payments – October 11, 2007 through December 31, 2007	(7)

Asset retirement liability at December 31, 2007	$773

Additions:
Accretion	48
Incremental mining reclamation costs	59
Reductions:
Payments, essentially all mining reclamation	(21)

Asset retirement liability at December 31, 2008	$859

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	Successor
	December 31, 2008	December 31, 2007
Unfavorable purchase and sales contracts	$727	$751
Uncertain tax positions (including accrued interest)	861	798
Asset retirement obligations	859	773
Retirement plan and other employee benefits	56	50
Other	25	52

Total other noncurrent liabilities and deferred credits	$2,528	$2,424

Unfavorable Purchase and Sales Contracts – Unfavorable purchase and sales contracts primarily represent the extent to which contracts on a net basis were unfavorable to market prices as of the date of the Merger. These are contracts for which: 1) TCEH has made the “normal” purchase or sale election allowed or 2) the contract did not meet the definition of a derivative under SFAS 133. Under purchase accounting, TCEH recorded the value as of October 10, 2007 as a deferred credit. Amortization of the deferred credit related to unfavorable contracts is primarily on a straight-line basis, which approximates the economic realization, and is recorded as revenues or a reduction of purchased power costs as appropriate. The amortization amount totaled $30 million in 2008 and $5 million in the 2007 Successor period. Favorable purchase and sales contracts are recorded as intangible assets (see Note 3).

The estimated amortization of unfavorable purchase and sales contracts for each of the five succeeding fiscal years from December 31, 2008 is as follows:

Year	Successor Amount
2009	27
2010	27
2011	27
2012	27
2013	26

Supplemental Cash Flow Information

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007	Year Ended December 31, 2006
Cash payments related to:
Interest paid	$2,588	$283	$364	$364
Capitalized interest	(304)	(58)	(41)	(30)

Interest paid (net of capitalized interest)	2,284	225	323	334
Income taxes	(240)	—	909	24
Noncash investing and financing activities:
Below market values of power sales agreements (a)	—	—	264	—
Noncash contribution from EFH Corp. related to Merger financing and other activities	—	301	—	—
Noncash contribution from EFH Corp. related to the debt pushdown	—	(2,182)	—	—
Noncash contribution from EFH Corp. related to payment of interest on debt push-down (b)	140	24	—	—
Promissory note issued in conjunction with acquisition of mining-related assets	—	—	65	—
Capital leases	16	16	59	—
Purchase accounting adjustment	(51)	—	—	—
Noncash contribution related to EFH Corp. stock-based compensation	10	—	6	9
Noncash construction expenditures (c)	132	129	134	57
Noncash contribution related to allocated pension adjustment	—	—	8	65

(a)	Multi-year power sales agreement entered into with Alcoa Inc. and recorded as part of the construction work-in-process asset balance for the Sandow 5 coal-fueled generation unit.
(b)	Amount is net of tax.
(c)	Represents end-of-period accruals.

24.	SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

On October 31, 2007 and November 29, 2007, TCEH and TCEH Finance, as Co-Issuers, refinanced the entire $6.75 billion Senior Unsecured Interim Facility obtained to finance the Merger with $3.0 billion 10.25% Senior Notes Due 2015, $2.0 billion 10.25% Series B Senior Notes due 2015 and $1.75 billion 10.50%/11.25% Senior Toggle Notes due 2016 (the TCEH Notes). The TCEH Notes are unconditionally guaranteed by EFC Holdings and by each subsidiary that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Notes. The guarantees rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. All other subsidiaries of EFC Holdings, either direct or indirect, do not guarantee the TCEH Notes (collectively the Non-Guarantors). The TCEH Indenture contains certain restrictions, subject to certain exceptions, on EFC Holdings’ ability to pay dividends or make investments.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” in order to present the condensed consolidating statements of income and the condensed consolidating statements of cash flows of EFC Holdings (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors for the year ended December 31, 2008, the period from October 11, 2007 through December 31, 2007, the period from January 1, 2007 through October 10, 2007 and the year ended December 31, 2006 and the condensed consolidating balance sheets as of December 31, 2008 and 2007 of the Parent, Issuer, the Guarantors and the Non-Guarantors. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances, including the push down of $2.250 billion of the EFH Corp. Notes to the Parent Guarantor and the TCEH Notes and the TCEH Senior Secured Facilities to the Other Guarantors. TCEH Finance’s sole function is to be the co-issuer of the TCEH Notes; therefore, it has no other independent assets, liabilities or operations (see Notes 12 and 13).

EFC Holdings (parent entity) received dividends from its consolidated subsidiaries totaling $1.135 billion and $1.144 billion for the period from January 1, 2007 through October 10, 2007 and for the year ended December 31, 2006, respectively. No dividends were received in 2008 or for the period from October 11, 2007 through December 31, 2007 (see Note 14).

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

Year Ended December 31, 2008

(millions of dollars)

	Successor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$9,787	$—	$—	$9,787
Fuel, purchased power costs and delivery fees	—	—	(5,600)	—	—	(5,600)
Net gain (loss) from commodity hedging and trading activities	—	1,500	684	—	—	2,184
Operating costs	—	—	(677)	—	—	(677)
Depreciation and amortization	—	—	(1,092)	—	—	(1,092)
Selling, general and administrative expenses	—	—	(680)	—	—	(680)
Franchise and revenue-based taxes	1	—	(110)	—	—	(109)
Impairment of goodwill	—	(8,000)	—	—	—	(8,000)
Other income	—	—	35	—	—	35
Other deductions	—	25	(1,288)	—	—	(1,263)
Interest income	4	287	636	—	(868)	59
Interest expense and related charges	(275)	(4,756)	(2,318)	—	3,162	(4,187)

Loss before income taxes	(270)	(10,944)	(623)	—	2,294	(9,543)

Income tax benefit	93	962	247	—	(798)	504

Equity earnings (losses) of subsidiaries	(8,862)	1,120	—	—	7,742	—

Net income (loss)	$(9,039)	$(8,862)	$(376)	$—	$9,238	$(9,039)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income

Period from October 11, 2007 through December 31, 2007

(millions of dollars)

	Successor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,671	$—	$—	$1,671
Fuel, purchased power costs and delivery fees	—	—	(852)	—	—	(852)
Net loss from commodity hedging and trading activities	—	(858)	(634)	—	—	(1,492)
Operating costs	—	—	(124)	—	—	(124)
Depreciation and amortization	—	—	(314)	—	(1)	(315)
Selling, general and administrative expenses	—	—	(152)	—	(1)	(153)
Franchise and revenue-based taxes	—	—	(30)	—	—	(30)
Other income	—	—	2	—	—	2
Other deductions	—	—	(5)	—	—	(5)
Interest income	6	57	189	—	(243)	9
Interest expense and related charges	(72)	(813)	(619)	—	852	(652)

Loss before income taxes	(66)	(1,614)	(868)	—	607	(1,941)

Income tax benefit	23	563	301	—	(212)	675

Equity losses of subsidiaries	(1,223)	(172)	—	—	1,395	—

Net loss	$(1,266)	$(1,223)	$(567)	$—	$1,790	$(1,266)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income

Period from January 1, 2007 through October 10, 2007

(millions of dollars)

	Predecessor
	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$6,884	$—	$—	$6,884
Fuel, purchased power costs and delivery fees	—	—	(3,209)	—	—	(3,209)
Net loss from commodity hedging and trading activities	—	(270)	(284)	—	—	(554)
Operating costs	—	—	(471)	—	—	(471)
Depreciation and amortization	—	—	(253)	—	—	(253)
Selling, general and administrative expenses	—	—	(452)	—	—	(452)
Franchise and revenue-based taxes	—	—	(81)	(1)	(1)	(83)
Other income	1	—	23	35	—	59
Other deductions	—	—	20	—	—	20
Interest income	210	286	347	18	(549)	312
Interest expense and related charges	(192)	(622)	(65)	—	550	(329)

Income (loss) before income taxes	19	(606)	2,459	52	—	1,924

Income tax (expense) benefit	(2)	247	(842)	(19)	(2)	(618)

Equity earnings of subsidiaries	1,289	1,617	—	15	(2,921)	—

Net income	$1,306	$1,258	$1,617	$48	$(2,923)	$1,306

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income

Year Ended December 31, 2006

(millions of dollars)

	Predecessor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$9,396	$—	$—	$9,396
Fuel, purchased power costs and delivery fees	—	—	(3,929)	—	—	(3,929)
Net gain (loss) from commodity hedging and trading activities	—	(58)	211	—	—	153
Operating costs	—	—	(605)	—	—	(605)
Depreciation and amortization	—	—	(334)	—	—	(334)
Selling, general and administrative expenses	—	—	(533)	—	—	(533)
Franchise and revenue-based taxes	—	—	(126)	(1)	—	(127)
Other income	—	—	31	47	—	78
Other deductions	—	1	(211)	—	—	(210)
Interest income	206	221	283	20	(478)	252
Interest expense and related charges	(136)	(616)	(77)	—	495	(334)

Income (loss) before income taxes	70	(452)	4,106	66	17	3,807

Income tax (expense) benefit	(17)	160	(1,420)	(31)	2	(1,306)

Equity earnings of subsidiaries	2,448	2,686	—	24	(5,158)	—

Net income	$2,501	$2,394	$2,686	$59	$(5,139)	$2,501

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

at December 31 2008

(millions of dollars)

	Successor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$475	$4	$—	$—	$479
Investments held in money market fund	—	142	—	—	—	142
Restricted cash	—	—	4	—	—	4
Advances to affiliates	4	—	4,283	—	(4,287)	—
Trade accounts receivable – net	—	—	994	—	—	994
Notes receivable from parent	—	597	—	—	(13)	584
Income taxes receivable from parent	—	156	—	—	(156)	—
Inventories	—	—	361	—	—	361
Commodity and other derivative contractual assets	—	223	2,168	—	—	2,391
Accumulated deferred income taxes	—	12	9	—		21
Margin deposits related to commodity positions	—	—	439	—	—	439
Other current assets	—	6	80	—	—	86

Total current assets	4	1,611	8,342	—	(4,456)	5,501

Restricted cash	—	1,250	—	—	—	1,250
Investments	(2,653)	19,693	482	—	(17,038)	484
Property, plant and equipment – net	—	—	20,902	—	—	20,902
Goodwill	—	10,322	—	—	—	10,322
Intangible assets – net	—	—	2,774	—	—	2,774
Commodity and other derivative contractual assets	—	429	533	—	—	962
Accumulated deferred income taxes	7	905	—	—	(912)	—
Unamortized debt issuance costs and other noncurrent assets	55	620	698	—	(568)	805

Total assets	$(2,587)	$34,830	$33,731	—	$(22,974)	$43,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$900	$900	$—	$(900)	$900
Advances from affiliates	—	4,287	—	—	(4,287)	—
Long-term debt due currently	8	165	261	—	(165)	269
Trade accounts payable – nonaffiliates	—	—	1,000	—	—	1,000
Notes or other liabilities due to affiliates	16	61	107	—	(13)	171
Commodity and other derivative contractual liabilities	—	637	2,093	—	—	2,730
Margin deposits related to commodity positions	—	487	436	—	(398)	525
Accrued income taxes payable to parent	—	—	189	—	(156)	33
Accrued taxes other than income	—	—	70	—	—	70
Accrued interest	44	297	221	—	(208)	354
Other current liabilities	—	29	251	—	(5)	275

Total current liabilities	68	6,863	5,528	—	(6,132)	6,327

Accumulated deferred income taxes	—	—	6,154	—	(912)	5,242
Commodity and other derivative contractual liabilities	—	1,549	546	—	—	2,095
Notes or other liabilities due affiliates	—	—	254	—	—	254
Long-term debt, less amounts due currently	2,347	29,020	27,831	—	(27,642)	31,556
Other noncurrent liabilities and deferred credits	—	52	2,477	—	(1)	2,528

Total liabilities	2,415	37,484	42,790	—	(34,687)	48,002

Shareholders’ equity	(5,002)	(2,654)	(9,059)	—	11,713	(5,002)

Total liabilities and shareholders’ equity	$(2,587)	$34,830	$33,731	$—	$(22,974)	$43,000

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

at December 31, 2007

(millions of dollars)

	Successor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$207	$8	$—	$—	$215
Advances to parent	—	—	5,520	—	(5,520)	—
Trade accounts receivable – net	—	1	826	—	—	827
Income taxes receivable from parent	21	41	362	—	(213)	211
Accounts receivable from affiliates	82	92	—	—	(174)	—
Notes receivable from parent	—	25	—	—	—	25
Inventories	—	—	352	—	—	352
Commodity and other derivative contractual assets	—	16	1,110	—	—	1,126
Accumulated deferred income taxes	1	—	102	—	(85)	18
Margin deposits related to commodity positions	—	308	205	—	—	513
Other current assets	1	1	69	—	2	73

Total current assets	105	691	8,554	—	(5,990)	3,360

Restricted cash	—	1,279	—	—	—	1,279
Investments	6,217	21,050	611	—	(27,265)	613
Property, plant and equipment – net	—	—	20,545	—	—	20,545
Goodwill	—	18,060	—	—	—	18,060
Intangible assets – net	—	—	4,137	—	—	4,137
Commodity and other derivative contractual assets	—	3	241	—	—	244
Accumulated deferred income taxes	19	646	—	—	(665)	—
Other noncurrent assets	66	735	791	—	(678)	914

Total assets	$6,407	$42,464	$34,879	$—	$(34,598)	$49,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$438	$438	$—	$(438)	$438
Advances from affiliates	—	5,520	—	—	(5,520)	—
Long-term debt due currently	7	167	193	—	(165)	202
Trade accounts payable – nonaffiliates	—	—	754	—	—	754
Notes or other liabilities due to affiliates	—	—	299	—	(174)	125
Commodity and other derivative contractual liabilities	—	67	1,041	—	—	1,108
Margin deposits related to commodity positions	—	—	5	—	—	5
Accrued taxes	—	—	56	—	—	56
Accumulated deferred income taxes	—	85	—	—	(85)	—
Accrued interest	44	340	332	—	(323)	393
Other current liabilities	—	33	214	—	(6)	241

Total current liabilities	51	6,650	3,332	—	(6,711)	3,322

Accumulated deferred income taxes	—	—	6,565	—	(665)	5,900
Commodity and other derivative contractual liabilities	—	1,452	1,000	—	—	2,452
Notes or other liabilities due affiliates	—	—	289	—	—	289
Long-term debt, less amounts due currently	2,353	28,141	27,044	—	(26,776)	30,762
Other noncurrent liabilities and deferred credits	—	4	2,420	—	—	2,424

Total liabilities	2,404	36,247	40,650	—	(34,152)	45,149

Shareholders’ equity	4,003	6,217	(5,771)	—	(446)	4,003

Total liabilities and shareholders’ equity	$6,407	$42,464	$34,879	$—	$(34,598)	$49,152

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Cash Flows

Year Ended December 31, 2008

(millions of dollars)

	Successor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash flows – operating activities:
Net loss	$(9,039)	$(8,862)	$(376)	$—	$9,238	$(9,039)
Adjustments to reconcile loss to cash used in operating activities:
Equity in (earnings) losses of subsidiaries	8,862	(1,120)	—	—	(7,742)	—
Depreciation and amortization	12	14	1,523	—	—	1,549
Deferred income tax benefit – net	—	(243)	(134)	—	—	(377)
Impairment of goodwill	—	8,000	—	—	—	8,000
Impairment of trade name intangible asset	—	—	481	—	—	481
Effect of Parent’s payment of interest on pushed down debt	251	—	2,302	—	(2,302)	251
Net effect of unrealized loss on mark-to-market valuations of commodity positions	—	(1,571)	(758)	—	—	(2,329)
Unrealized net loss on mark-to-market valuations of interest rate swaps	—	1,477	—	—	—	1,477
Impairment of emission allowances intangible assets	—	—	501	—	—	501
Impairment of natural gas-fueled generation plants	—	—	229	—	—	229
Charge related to Lehman bankruptcy	—	(25)	51	—	—	26
Other, net	—	66	77	—	—	143
Net change in operating assets and liabilities:
Margin deposits – net	—	795	(200)	—	—	595
Other	(89)	2,292	(2,900)	—	847	150

Cash provided by (used in) operating activities	(3)	823	796	—	41	1,657

Cash flows – financing activities:
Issuances of long-term debt	—	1,685	—	—	—	1,685
Retirements/repurchases of long-term debt	(7)	(824)	(29)	—	—	(860)
Change in short-term bank borrowings	—	462	—	—	—	462
Change in advances – affiliates	10	(1,805)	—	—	1,761	(34)
Other, net	—	(1)	37	—	—	36

Cash provided by (used in) financing activities	3	(483)	8	—	1,761	1,289

Cash flows – investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(2,074)	—	—	(2,074)
Investment held in money market fund	—	(142)	—	—	—	(142)
Reduction of restricted cash related to pollution control revenue bonds	—	29	—	—	—	29
Proceeds from sale of environmental allowances and credits	—	—	39	—	—	39
Purchases of environmental allowances and credits	—	—	(34)	—	—	(34)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	1,623	—	—	1,623
Investments in nuclear decommissioning trust fund Securities	—	—	(1,639)	—	—	(1,639)
Cash settlements related to outsourcing contract termination	—	41	41	—	(41)	41
Change in advances – affiliates	—	—	1,203	—	(1,761)	(558)
Other, net	—	—	33	—	—	33

Cash used in investing activities	—	(72)	(808)	—	(1,802)	(2,682)

Net change in cash and cash equivalents	—	268	(4)	—	—	264
Cash and cash equivalents – beginning balance	—	207	8	—	—	215

Cash and cash equivalents – ending balance	$—	$475	$4	$—	$—	$479

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Cash Flows

Period from October 11, 2007 through December 31, 2007

(millions of dollars)

	Successor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash flows – operating activities:
Net income (loss)	$(1,266)	$(1,223)	$(567)	$—	$1,790	$(1,266)
Adjustments to reconcile income (loss) to cash provided by (used in) operating activities:
Equity in losses of subsidiaries	1,223	172	—	—	(1,395)	—
Depreciation and amortization	2	3	491	—	(52)	444
Deferred income tax benefit – net	(2)	(316)	(135)		—	(453)
Effect of Parent’s payment of interest on pushed-down debt	24	—	226	—	(226)	24
Unrealized net losses from mark-to-market valuations	—	858	698	—	—	1,556
Other, net	—	1	18	—	—	19
Net changes in operating assets and liabilities:
Margin deposits	—	—	(614)	—	—	(614)
Other	(291)	514	(69)	—	(112)	42

Cash provided by (used in) operating activities	(310)	9	48	—	5	(248)

Cash flows – financing activities:
Issuances of long-term debt	—	33,732	—	—	—	33,732
Retirements/repurchases of long-term debt	(4)	(9,033)	(4)	—	—	(9,041)
Decrease in short-term bank borrowings	—	(1,617)	—	—	—	(1,617)
Cash dividends paid	(21,000)	(21,000)	—	—	21,000	(21,000)
Decrease in income tax-related note payable to Oncor	—	—	(9)	—	—	(9)
Change in advances – affiliates	—	(918)	—	—	918	—
Other, net	—	(581)	4	—	—	(577)

Cash provided by (used in) financing activities	(21,004)	583	(9)	—	21,918	1,488

Cash flows – investing activities:
Contributions from subsidiaries	21,000	—	—	—	(21,000)	—
Capital expenditures and nuclear fuel purchases	—	—	(519)	—	—	(519)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	831	—	—	831
Investments in nuclear decommissioning trust fund securities	—	—	(835)	—	—	(835)
Proceeds from letter of credit facility posted with trustee	—	(1,250)	—	—	—	(1,250)
Change in advances – affiliates	314	—	475	—	(923)	(134)
Other, net	—	14	12	—	—	26

Cash provided by (used in) investing activities	21,314	(1,236)	(36)	—	(21,923)	(1,881)

Net change in cash and cash equivalents	—	(644)	3	—	—	(641)
Cash and cash equivalents – beginning balance	—	851	5	—	—	856

Cash and cash equivalents – ending balance	$—	$207	$8	$—	$—	$215

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Cash Flows

Period from January 1, 2007 through October 10, 2007

(millions of dollars)

	Predecessor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash flows – operating activities:
Net income	$1,306	$1,258	$1,617	$48	$(2,923)	$1,306
Adjustments to reconcile income to cash provided by operating activities:
Equity in earnings of subsidiaries	(1,289)	(1,617)	—	(15)	2,921	—
Depreciation and amortization	—	—	306	—	—	306
Deferred income tax expense (benefit) – net	1	(181)	100	12	—	(68)
Unrealized net losses from mark-to-market valuations	—	270	452	—	—	722
Other, net	(1)	6	12	(35)	—	(18)
Net change in operating assets and liabilities:
Margin deposits – net	—	—	(569)	—	—	(569)
Other operating assets and liabilities	1,125	1,401	(988)	3	(1,989)	(448)

Cash provided by operating activities	1,142	1,137	930	13	(1,991)	1,231

Cash flows – financing activities:
Issuances of long-term debt	—	1,000	—	—	—	1,000
Retirements/repurchases of long-term debt	(13)	(143)	(15)	—	—	(171)
Change in short-term borrowings	—	1,237	—	—	—	1,237
Cash dividends paid	(1,135)	(1,135)	(851)	—	1,986	(1,135)
Change in advances – affiliates	—	(1,438)	(24)	—	1,438	(24)
Other, net	—	(8)	(4)	—	—	(12)

Cash provided by (used in) financing activities	(1,148)	(487)	(894)	—	3,424	895

Cash flows – investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(1,585)	—	—	(1,585)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	602	—	—	602
Investments in nuclear decommissioning trust fund securities	—	—	(614)	—	—	(614)
Change in advances – affiliates	6	—	1,554	(13)	(1,433)	114
Other, net	—	201	5	—	—	206

Cash provided by (used in) investing activities	6	201	(38)	(13)	(1,433)	(1,277)

Net change in cash and cash equivalents	—	851	(2)	—	—	849
Cash and cash equivalents – beginning balance	—	—	7	—	—	7

Cash and cash equivalents – ending balance	$—	$851	$5	$—	$—	$856

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Cash Flows

Year Ended December 31, 2006

(millions of dollars)

	Predecessor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash flows – operating activities:
Net income	$2,501	$2,394	$2,686	$59	$(5,139)	$2,501
Adjustments to reconcile income to cash provided by operating activities:
Equity in earnings of subsidiaries	(2,448)	(2,686)	—	(24)	5,158	—
Depreciation and amortization	—	—	400	—	—	400
Deferred income tax expense (benefit) – net	(9)	20	143	28	—	182
Impairments and other asset writedown charges	—	—	201	—	—	201
Unrealized net (gains) losses from mark-to-market valuations	—	57	(329)	—	—	(272)
Other, net	—	10	191	(48)	—	153
Net change in operating assets and liabilities:
Margin deposits – net	—	—	564	—	—	564
Other operating assets and liabilities	1,188	1,320	813	11	(2,304)	1,028

Cash provided by operating activities	1,232	1,115	4,669	26	(2,285)	4,757

Cash flows – financing activities:
Issuances of long-term debt	—	243	—	—	—	243
Retirements/repurchases of long-term debt	(6)	(659)	(11)	—	—	(676)
Change in short-term borrowings	—	72	—	—	—	72
Cash dividends paid	(858)	(1,144)	(1,142)	—	2,286	(858)
Decrease in income tax-related notes payable to Oncor	—	—	(40)	—	—	(40)
Change in advances – affiliates	—	1,331	(43)	—	(1,288)	—
Other, net	—	(17)	11	—	—	(6)

Cash used in financing activities	(864)	(174)	(1,225)	—	998	(1,265)

Cash flows – investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(908)	—	—	(908)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	207	—	—	207
Investments in nuclear decommissioning trust fund securities	—	—	(223)	—	—	(223)
Change in advances – affiliates	(299)	(700)	(2,540)	(26)	1,287	(2,278)
Other, net	(69)	(241)	15	—	—	(295)

Cash used in investing activities	(368)	(941)	(3,449)	(26)	1,287	(3,497)

Net change in cash and cash equivalents	—	—	(5)	—	—	(5)
Cash and cash equivalents – beginning balance	—	—	12	—	—	12

Cash and cash equivalents – ending balance	$—	$—	$7	$—	$—	$7

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of EFC Holdings’ management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2008. Based on the evaluation performed, EFC Holdings’ management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in EFC Holdings’ internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, EFC Holdings’ internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is not presented herein as EFC Holdings meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 11.	EXECUTIVE COMPENSATION

Item 11 is not presented herein as EFC Holdings meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is not presented herein as EFC Holdings meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is not presented as EFC Holdings meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the board of directors of EFH Corp. (Committee) has adopted a policy relating to engagement of EFH Corp.’s independent auditor that applies to EFH Corp. and its consolidated subsidiaries, including EFC Holdings. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide nonaudit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require: (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) for EFCH in 2008 were pre-approved by the Committee.

The policy defines those nonaudit services which Deloitte & Touche may also be engaged to provide as follows:

1.	Audit related services, including:

a.	due diligence accounting consultations and audits related to mergers, acquisitions and divestitures;

b.	employee benefit plan and political action plan audits;

c.	accounting and financial reporting standards consultation,

d.	internal control reviews; and

e.	attest services, including agreed upon procedures reports that are not required by statute or regulation.

2.	Tax related services, including:

a.	tax compliance;

b.	general tax consultation and planning,

c.	tax advice related to mergers, acquisitions, and divestitures; and

d.	communications with and request for rulings from tax authorities.

3.	Other services, including:

a.	process improvement, review and assurance;

b.	litigation and rate case assistance;

c.	forensic and investigative services, and

d.	training services.

The policy prohibits EFCH from engaging its independent auditor to provide:

1.	Bookkeeping or other services related to EFCH’s accounting records or financial statements;

2.	Financial information systems design and implementation services;

3.	Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;

4.	Actuarial services;

5.	Internal audit outsourcing services;

6.	Management or human resource functions;

7.	Broker-dealer, investment advisor, or investment banking services;

8.	Legal and expert services unrelated to the audit, and

9.	Any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits EFCH’s independent auditor from providing tax or financial planning advice to any officer of EFCH.

Compliance with the Committee’s policy relating to the engagement of Deloitte & Touche will be monitored on behalf of the Committee by EFH Corp.’s chief internal audit executive. Reports from Deloitte & Touche and the EFH Corp. chief internal audit executive describing the services provided by the firm and fees for such services will be provided to the Committee no less often than quarterly.

For the years ended December 31, 2008 and 2007, fees billed to EFCH by Deloitte & Touche were as follows:

	2008	2007
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other service requirements, provide comfort letters and consents (a)	$5,646,000	$2,988,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	603,000	2,795,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	—	417,000

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance, and training services	—	—

Total	$6,249,000	$6,200,000

(a)	The increase in audit fees from 2007 to 2008 was largely due to redistribution of fees related to Sarbanes-Oxley testing from EFH Corp. to its subsidiaries.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits:

EFC Holdings’ Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2008

Exhibits	Previously Filed* With File Number	As Exhibit
(3)	Articles of Incorporation and By-laws

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(b)	—	Second Amended and Restated Articles of Incorporation of Energy Future Competitive Holdings Company (formerly known as TXU US Holdings Company)

3(b)	333-153529 Form S-4 (filed September 17, 2008)	3(e)	—	Restated Bylaws of Energy Future Competitive Holdings Company (formerly known as TXU US Holdings Company)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures**

Energy Future Holdings Corp.

4(a)	1-12833 Form 8-K (filed October 31, 2007)	4.1	—	Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.25% Senior Notes due 2015 and 10.50%/11.25% Senior Toggle Notes due 2016

Texas Competitive Electric Holdings Company LLC

4(b)	333-108876 Form 8-K (filed October 31, 2007)	4.2	—	Indenture, dated as of October 31, 2007, relating to Texas Competitive Electric Holdings Company LLC’s and TCEH Finance, Inc.’s 10.25% Senior Notes due 2015

4(c)	1-12833 Form 8-K (filed December 12, 2007)	4.1	—	First Supplemental Indenture, dated as of December 6, 2007, to Indenture, dated as of October 31, 2007, relating to Texas Competitive Electric Holdings Company LLC’s and TCEH Finance, Inc.’s 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016

(10)	Material Contracts

Credit Agreements

10(a)	1-12833 Form 10-Q (Quarter ended September 30, 2007) (filed November 14, 2007)	10.C	—	$24,500,000,000 Credit Agreement, dated as of October 10, 2007, among Energy Future Competitive Holdings Company, Texas Competitive Electric Holdings Company LLC, as the borrower, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, collateral agent, swingline lender, revolving letter of credit issuer and deposit letter of credit issuer, Goldman Sachs Credit Partners L.P., as posting agent, posting syndication agent and posting documentation agent, J. Aron & Company, as posting calculation agent, JPMorgan Chase Bank, N.A., as syndication agent and revolving letter of credit issuer, Credit Suisse, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc. and Morgan Stanley Senior Funding, Inc., as co-documentation agents, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc., Morgan Stanley Senior Funding, Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and bookrunners, and Goldman Sachs Credit Partners L.P., as posting lead arranger and bookrunner

10(b)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(ss)	—	Guarantee Agreement, dated as of October 10, 2007, by the guarantors party thereto in favor of Citibank, N.A., as collateral agent for the benefit of the secured parties under the $24,500,000,000 Credit Agreement

10(c)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(tt)	—	Pledge Agreement, dated as of October 10, 2007, among Energy Future Competitive Holdings Company, Texas Competitive Electric Holdings Company LLC, the subsidiary pledgors party thereto, and Citibank, N.A., as collateral agent for the benefit of the secured parties under the $24,500,000,000 Credit Agreement

10(d)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(uu)	—	Security Agreement, dated as of October 10, 2007, among Energy Future Competitive Holdings Company, Texas Competitive Electric Holdings Company LLC, the subsidiary grantors party thereto, and Citibank, N.A., as collateral agent for the benefit of the secured parties under the $24,500,000,000 Credit Agreement

10(e)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(vv)	—	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to Fidelity National Title Insurance Company, as Trustee, for the benefit of Citibank, N.A., as Beneficiary

10(f)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(ww)	—	Collateral Agency and Intercreditor Agreement, dated as of October 10, 2007, among Energy Future Competitive Holdings Company, Texas Competitive Electric Holdings Company LLC, the subsidiary guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, Lehman Brothers Commodity Services Inc., J. Aron & Company, Morgan Stanley Capital Group Inc., Citigroup energy Inc., and each other secured commodity hedge counterparty from time to time party thereto, and any other person that becomes a secured party pursuant thereto

	Other Material Contracts

10(g)	1-12833 Form 10-Q (Quarter ended June 30, 2004) (filed August 6, 2004)	10(m)	—	Master Framework Agreement, dated May 17, 2004, by and between Texas Competitive Electric Holdings Company LLC and CapGemini Energy LP

10(h)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(qq)	—	Lease Agreement, dated as of February 14, 2002, between State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor and EFH Properties Company, a Texas corporation, as Lessee (Energy Plaza Property)

10(i)	1-12833 Form 10-Q (Quarter ended June 30, 2007) (filed August 9, 2007)	10.1	—	First Amendment to Lease Agreement, dated as of June 1, 2007, between U.S. Bank, N.A. (as successor-in-interest to State Street Bank and Trust Company of Connecticut, National Association), as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor, and EFH Properties Company, a Texas corporation, as Lessee (Energy Plaza Property)

10(j)	1-12833 Form 10-Q (Quarter ended June 30, 2007) (filed August 9, 2007)	10.2	—	Amended and Restated Engineering, Procurement and Construction Agreement, dated as of June 8, 2007, between Oak Grove Management Company LLC, a Delaware limited liability company and a wholly-owned, direct subsidiary of Texas Competitive Holdings Company LLC, and Fluor Enterprises, Inc., a California corporation (confidential treatment has been requested for portions of this exhibit)

10(k)	1-12833 Form 10-Q (Quarter ended September 30, 2007) (filed November 14, 2007)	10.B	—	Engineering, Procurement and Construction Agreement, dated as of May 26, 2006, between Texas Competitive Electric Holdings Company LLC (as successor-in-interest to EFC Holdings) and Bechtel Power Corporation (confidential treatment has been requested for portions of this exhibit)

10(l)	1-12833 Form 10-K (2006) (filed March 2, 2007)	10(iii)	—	Amended and Restated Transaction Confirmation by Generation Development Company LLC (formerly known as TXU Generation Development Company LLC), dated February 2007 (subsequently assigned to Texas Competitive Electric Holdings Company LLC on October 10, 2007) (confidential treatment has been requested for portions of this exhibit)

10(m)	1-12833 Form 10-K (2006) (filed March 2, 2007)	10(jjj)	—	Transaction Confirmation by Generation Development Company LLC, dated February 2007 (subsequently assigned to Texas Competitive Electric Holdings Company LLC on October 10, 2007) (confidential treatment has been requested for portions of this exhibit)

10(n)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(sss)	—	ISDA Master Agreement, dated as of October 25, 2007, between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

10(o)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(ttt)	—	Schedule to the ISDA Master Agreement, dated as of October 25, 2007, between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

10(p)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(uuu)	—	Form of Confirmation between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

10(q)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(vvv)	—	ISDA Master Agreement, dated as of October 29, 2007, between Texas Competitive Electric Holdings Company LLC and Credit Suisse International

10(r)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(www)	—	Schedule to the ISDA Master Agreement, dated as of October 29, 2007, between Texas Competitive Electric Holdings Company LLC and Credit Suisse International

10(s)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(xxx)	—	Form of Confirmation between Texas Competitive Electric Holdings Company LLC and Credit Suisse International

(12)	Statement Regarding Computation of Ratios

(12)				Computation of Ratio of Earnings to Fixed Charges

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)				Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(a)	Post-Effective Amendment No. 1 to 33-55408 Form S-3 (filed July, 1993)	99(b)	—	Amended Agreement dated as of January 30, 1990, between Energy Future Competitive Holdings Company (formerly known as Texas Utilities Electric Company) and Tex-La Electric Cooperative of Texas, Inc.

99(b)				TCEH Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2008 and 2007

99(c)				Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2008 and 2007

*	Incorporated herein by reference
**	Certain instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the SEC, to furnish a copy of any such omitted instrument.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Competitive Holdings Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

Date: March 5, 2009	By	/s/ JOHN F. YOUNG
(John F. Young, President and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Competitive Holdings Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN F. YOUNG	Principal Executive Officer	March 5, 2009
(John F. Young, President and Chief Executive)

/s/ PAUL M. KEGLEVIC	Principal Financial Officer	March 5, 2009
(Paul M. Keglevic, Executive Vice President and Chief Financial Officer)

/s/ STANLEY J. SZLAUDERBACH	Principal Accounting Officer	March 5, 2009
(Stanley J. Szlauderbach, Senior Vice President and Controller)

/s/ FREDERICK M. GOLTZ	Director	March 5, 2009
(Frederick M. Goltz)

/s/ SCOTT LEBOVITZ	Director	March 5, 2009
(Scott Lebovitz)

/s/ MICHAEL MACDOUGALL	Director	March 5, 2009
(Michael MacDougall)