Form 10-Q
period 2009-03-31
Energy Future Competitive Holdings CO
filed 2009-05-06
CIK 1445049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153529-02

Energy Future Competitive Holdings Company

(Exact name of registrant as specified in its charter)

Texas	75-1837355
(State of incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (The registrant is not currently required to submit such files.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock Outstanding at May 6, 2009: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

Energy Future Competitive Holdings meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Energy Future Competitive Holdings Company’s (EFC Holdings) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Energy Future Holdings Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFC Holdings has filed as an exhibit to this Form 10-Q because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

This Form 10-Q and other Securities and Exchange Commission filings of EFC Holdings and its subsidiaries occasionally make references to EFC Holdings (or “the company”), TCEH, TXU Energy or Luminant when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or any other affiliate.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2008 Form 10-K	EFC Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under certain debt arrangements of TCEH and EFH Corp. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. EFC Holdings is providing TCEH’s and EFH Corp.’s Adjusted EBITDA in this Form 10-Q (see reconciliation in Exhibit 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of the certain covenants contained in the debt arrangements. EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFC Holdings’ presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

DOE	US Department of Energy

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH, and/or its consolidated subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position

FSP SFAS 107-1 and APB 28-1	FSP SFAS No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

FSP SFAS 115-2 and SFAS 124-2	FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

FSP SFAS 132(R)-1	FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier in Texas (generally natural gas plants) in generating electricity and is calculated by dividing the wholesale market price of electricity by the market price of natural gas.

Merger	The transaction referred to in Merger Agreement (Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.) that was completed on October 10, 2007.

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NRC	US Nuclear Regulatory Commission

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

RRC	Railroad Commission of Texas, which has oversight of lignite mining activity

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 123(R)	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 132(R)	SFAS No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125”

SFAS 141	SFAS No. 141, “Business Combinations”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 157	SFAS No. 157, “Fair Value Measurements”

SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”

SFAS 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”

SG&A	selling, general and administrative

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation, wholesale and retail energy markets and development and construction activities. Its major subsidiaries include Luminant and TXU Energy.

TCEH Finance	Refers to TCEH Finance, Inc., a direct, wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.

TCEH Senior Secured Facilities	Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 4 to Financial Statements for details of these facilities.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

v

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Operating revenues	$1,766	$1,983
Fuel, purchased power costs and delivery fees	(843)	(1,064)
Net gain (loss) from commodity hedging and trading activities	1,128	(1,567)
Operating costs	(168)	(159)
Depreciation and amortization	(276)	(269)
Selling, general and administrative expenses	(172)	(151)
Franchise and revenue-based taxes	(25)	(25)
Impairment of goodwill (Note 2)	(70)	—
Other income	3	3
Other deductions (Note 11)	(9)	(5)
Interest income	7	9
Interest expense and related charges (Note 11)	(471)	(658)

Income (loss) before income taxes	870	(1,903)

Income tax (expense) benefit	(344)	664

Net income (loss)	526	(1,239)

Net income (loss) attributable to noncontrolling interests	—	—

Net income (loss) attributable to EFC Holdings	$526	$(1,239)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net income (loss)	$526	$(1,239)

Other comprehensive income (loss), net of tax effects:

Cash flow hedges:
Net decrease in fair value of derivatives (net of tax benefit of $9 and $219)	(17)	(407)
Derivative value net loss (gain) related to hedged transactions recognized during the period and reported in net income (net of tax benefit (expense) of $15 and $(1))	26	(3)

Total adjustments to net income (loss)	9	(410)

Comprehensive income (loss)	535	(1,649)

Comprehensive income (loss) attributable to noncontrolling interests	—	—

Comprehensive income (loss) attributable to EFC Holdings	$535	$(1,649)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(millions of dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows — operating activities:
Net income (loss)	$526	$(1,239)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	387	405
Deferred income tax expense (benefit) – net	350	(669)
Impairment of goodwill (Note 2)	70	—
Unrealized net (gains) losses from mark-to-market valuations of commodity positions	(1,030)	1,594
Unrealized net gains from mark-to-market valuations of interest rate swaps	(205)	—
Bad debt expense	20	16
Stock-based incentive compensation expense	2	1
Other, net	43	2
Changes in operating assets and liabilities:
Margin deposits — net	65	(597)
Other operating assets and liabilities	226	304

Cash provided by (used in) operating activities	454	(183)

Cash flows — financing activities:
Issuances of long-term debt (Note 4)	212	149
Retirements/repurchases of long-term debt (Note 4)	(124)	(60)
Increase in short-term borrowings (Note 4)	—	651
Decrease in income tax-related note payable to Oncor	(8)	(8)
Contributions from noncontrolling interests (Note 6)	26	—
Debt discount, financing and reacquisition expenses	(2)	—
Other	1	11

Cash provided by financing activities	105	743

Cash flows — investing activities:
Net loans to affiliates	—	(174)
Capital expenditures	(354)	(513)
Nuclear fuel purchases	(46)	(58)
Redemption of investment held in money market fund	142	—
Proceeds from sale of environmental allowances and credits	4	20
Purchases of environmental allowances and credits	(9)	(12)
Changes in restricted cash	3	20
Proceeds from sales of nuclear decommissioning trust fund securities	1,402	396
Investments in nuclear decommissioning trust fund securities	(1,406)	(400)
Other	26	3

Cash used in investing activities	(238)	(718)

Net change in cash and cash equivalents	321	(158)
Cash and cash equivalents — beginning balance	479	215

Cash and cash equivalents — ending balance	$800	$57

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions of dollars)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$800	$479
Investments held in money market fund	—	142
Restricted cash (Note 11)	1	4
Trade accounts receivable — net (Note 3)	654	994
Notes receivable from parent (Note 10)	584	584
Inventories (Note 11)	356	361
Commodity and other derivative contractual assets (Note 7)	3,773	2,391
Accumulated deferred income taxes	168	21
Margin deposits related to commodity positions	465	439
Other current assets	67	86

Total current assets	6,868	5,501

Restricted cash (Note 11)	1,250	1,250
Investments (Note 11)	466	484
Property, plant and equipment — net (Note 11)	20,866	20,902
Goodwill (Note 2)	10,252	10,322
Intangible assets — net (Note 2)	2,784	2,774
Commodity and other derivative contractual assets (Note 7)	1,775	962
Other noncurrent assets, principally unamortized debt issuance costs	803	805

Total assets	$45,064	$43,000

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings (Note 4)	$900	$900
Long-term debt due currently (Note 4)	206	269
Trade accounts payable – nonaffiliates	640	1,000
Trade accounts and other payables to affiliates	179	171
Commodity and other derivative contractual liabilities (Note 7)	3,875	2,730
Margin deposits related to commodity positions	616	525
Accrued income taxes payable to parent (Note 10)	46	33
Accrued taxes other than income	48	70
Accrued interest	609	354
Other current liabilities	221	275

Total current liabilities	7,340	6,327

Accumulated deferred income taxes	5,736	5,242
Commodity and other derivative contractual liabilities (Note 7)	1,936	2,095
Notes or other liabilities due affiliates (Note 10)	245	254
Long-term debt, less amounts due currently (Note 4)	31,721	31,556
Other noncurrent liabilities and deferred credits (Note 11)	2,548	2,528

Total liabilities	49,526	48,002

Commitments and Contingencies (Note 5)

Equity (Note 6)
EFC Holdings shareholders’ equity	(4,488)	(5,002)
Noncontrolling interests in subsidiaries	26	—

Total equity	(4,462)	(5,002)

Total liabilities and equity	$45,064	$43,000

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EFC Holdings is a subsidiary of EFH Corp. and is a Dallas-based holding company that conducts its operations principally through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales. Commodity risk management and allocation of financial resources are performed at the consolidated level; therefore, there are no reportable business segments.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2008 Form 10-K, with the exception of the adoption of SFAS 160 and 161 as discussed below. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2008 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

Use of Estimates

Preparation of the financial statements requires estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Changes in Accounting Standards

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Effective January 2009, EFC Holdings classified the noncontrolling interests created as part of the nuclear generation development joint venture formed in the first quarter of 2009 as a separate component of equity in the balance sheet, and reported consolidated net income (loss) includes the net income attributable to noncontrolling interests, the amount of which was immaterial in the period from the formation of the joint venture in January 2009 through March 31, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS 161 enhances required disclosures regarding derivatives and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement was effective with reporting for the three months ended March 31, 2009. As SFAS 161 provides only disclosure requirements, the adoption of this standard does not have any effect on reported results of operations or financial condition. The disclosures are provided in Note 7.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R) to provide enhanced disclosures regarding how investment allocation decisions are made and certain aspects of fair value measurements on plan assets. The disclosures required by this FSP are intended to provide transparency related to the types of assets and associated risks in an employer’s defined benefit pension or other postretirement employee benefits plan and events in the economy and markets that could have a significant effect on the value of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. As the FSP provides only disclosure requirements, the adoption of this FSP will not have any effect on reported results of operations, financial condition or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires the disclosure of summarized financial information about the fair value of financial instruments for interim reporting. This FSP is effective for interim reporting periods ending after June 15, 2009. As the FSP provides only disclosure requirements, the adoption of this FSP will not have any effect on reported results of operations, financial condition or cash flows. The principal effect of this rule is that EFC Holdings will disclose the fair value of its debt securities quarterly in addition to its annual disclosure.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which changed the guidance for recording impairment of investments in debt securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is expected to affect many utility companies that hold debt securities in nuclear decommissioning trust funds. However, the adoption of this FSP will not affect the accounting for EFC Holdings’ nuclear decommissioning trust fund because the trust balance is reported at fair value, with changes in fair value of the trust resulting in changes in EFC Holdings’ receivable/payable with Oncor and, in turn, changes in Oncor’s regulatory asset or liability related to the decommissioning cost.

2.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Reported goodwill totaled $10.25 billion and $10.32 billion as of March 31, 2009 and December 31, 2008, respectively.

In the first quarter of 2009, EFC Holdings recorded a $70 million goodwill impairment charge. This charge resulted from the completion of fair value calculations supporting the initial $8.0 billion goodwill impairment charge that was recorded in the fourth quarter of 2008. The impairment charge primarily reflected the dislocation in the capital markets during the fourth quarter of 2008 that increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of declines in market values of debt and equity securities of comparable companies. The impairment determination involved significant assumptions and judgments in estimating EFC Holdings’ enterprise value and the fair values of its assets and liabilities.

The calculations supporting the impairment determination utilized models that take into consideration multiple inputs, including commodity prices, debt yields, equity prices of comparable companies and other inputs. Those models were generally used in developing long-term forward price curves for certain commodities and discount rates for determining fair values of certain individual assets and liabilities of EFC Holdings. The fair value measurements resulting from such models are classified as Level 3.

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	As of March 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$151	$312	$463	$130	$333
Favorable purchase and sales contracts	700	291	409	700	249	451
Capitalized in-service software	159	15	144	48	13	35
Environmental allowances and credits	987	142	845	994	121	873
Mining development costs	15	2	13	19	2	17

Total intangible assets subject to amortization	$2,324	$601	1,723	$2,224	$515	1,709

Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			106			110

Total intangible assets			$2,784			$2,774

Amortization expense related to intangible assets consisted of:

	Income Statement Line	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Retail customer relationship	Depreciation and amortization	$21	$13
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	42	59
Capitalized in-service software	Depreciation and amortization	2	3
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	21	26

Total amortization expense		$86	$101

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense related to identifiable intangible assets for each of the five succeeding fiscal years from December 31, 2008 is as follows:

Year	Amount
2009	$336
2010	211
2011	169
2012	134
2013	118

3.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

Sale of Receivables

Subsidiaries of TCEH engaged in retail sales of electricity participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, such subsidiaries (originators) sell trade accounts receivable to TXU Receivables Company, which is a special purpose entity created for the purpose of purchasing receivables from the originators and is a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp. TXU Receivables Company sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities).

The maximum amount currently available under the accounts receivable securitization program is $700 million, and the program funding was $382 million at March 31, 2009. Under the terms of the program, available funding was reduced by the total of $103 million of customer deposits held by the originators at March 31, 2009 because TCEH’s credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable, which is reported in trade accounts receivable, totaled $270 million and $268 million at March 31, 2009 and December 31, 2008, respectively.

The discount from face amount on the purchase of receivables from the originators principally funds program fees paid to the funding entities. The program fees, which are also referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing. The discount also funds a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company, a direct wholly-owned subsidiary of EFH Corp., that provides recordkeeping services and is the collection agent for the program.

Program fee amounts, which are reported in SG&A expenses, were as follows:

	Three Months Ended March 31,
	2009	2008
Program fees	$4	$7
Program fees as a percentage of average funding (annualized)	3.7%	7.0%

The trade accounts receivable balance reported in the March 31, 2009 consolidated balance sheet has been reduced by $652 million face amount of retail accounts receivable sold to TXU Receivables Company, partially offset by the inclusion of $270 million of subordinated notes receivable from TXU Receivables Company. Funding under the program decreased $34 million for the three month period ending March 31, 2009 and decreased $22 million for the three month period ending March 31, 2008. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company were as follows:

	Three Months Ended March 31,
	2009	2008
Cash collections on accounts receivable	$1,440	$1,456
Face amount of new receivables purchased	(1,408)	(1,391)
Discount from face amount of purchased receivables (to fund fees paid)	5	8
Program fees paid to funding entities	(4)	(7)
Servicing fees paid to EFH Corp. subsidiary for recordkeeping and collection services	(1)	(1)
Increase (decrease) in subordinated notes payable	2	(43)

Operating cash flows used by originators under the program	$34	$22

The program may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator. In addition, the program may be terminated if TXU Receivables Company or the EFH Corp. subsidiary acting as collection agent defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than the EFH Corp. subsidiary, any parent guarantor of an originator or any originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities.

Upon termination of the program, cash flows would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

The subordinated notes issued by TXU Receivables Company are subordinated to the undivided interests of the funding entities in the purchased receivables.

Trade Accounts Receivable

	March 31, 2009	December 31, 2008
Gross wholesale and retail trade accounts receivable	$1,091	$1,474
Retail accounts receivable sold to TXU Receivables Company	(652)	(684)
Subordinated notes receivable from TXU Receivables Company	270	268
Allowance for uncollectible accounts	(55)	(64)

Trade accounts receivable — reported in balance sheet	$654	$994

Gross trade accounts receivable at March 31, 2009 and December 31, 2008 included unbilled revenues of $327 million and $427 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2009	2008
Allowance for uncollectible accounts receivable as of beginning of period	$64	$24
Increase for bad debt expense	20	16
Decrease for account write-offs	(29)	(18)

Allowance for uncollectible accounts receivable as of end of period	$55	$22

4.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At March 31, 2009, EFC Holdings and its subsidiaries had outstanding short-term borrowings of $900 million at a weighted average interest rate of 3.94%, excluding certain customary fees, at the end of the period. At December 31, 2008, EFC Holdings and its subsidiaries had outstanding short-term borrowings of $900 million at a weighted average interest rate of 3.95%, excluding certain customary fees, at the end of the period. All short-term borrowings were under the TCEH Revolving Credit Facility.

Credit Facilities

EFC Holdings’ (through TCEH) credit facilities with cash borrowing and/or letter of credit availability at March 31, 2009 are presented below. The facilities are all senior secured facilities.

		At March 31, 2009
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Delayed Draw Term Loan Facility (a)	October 2014	$4,100	$—	$3,774	$310
TCEH Revolving Credit Facility (b)	October 2013	2,700	26	900	1,748
TCEH Letter of Credit Facility (c)	October 2014	1,250	—	1,250	—

Subtotal TCEH (d)		$8,050	$26	$5,924	$2,058

TCEH Commodity Collateral Posting Facility (e)	December 2012	Unlimited	$—	$—	Unlimited

(a)	Facility to be used to fund expenditures for constructing certain new generation facilities and environmental upgrades of existing generation facilities, including previously incurred expenditures not yet funded under this facility. Borrowings are classified as long-term debt. Availability amount excludes $16 million of commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. The commitment under this facility terminates in October 2009.
(b)	Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. Availability amount includes $142 million of undrawn commitments from Lehman that are only available from the fronting banks and the swingline lender and excludes $26 million of requested cash draws that have not been funded by Lehman. All outstanding borrowings under this facility at March 31, 2009 bear interest at LIBOR plus 3.5%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility.
(c)	Facility used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility, all of which were drawn at the closing of the Merger and are classified as long-term debt, have been retained as restricted cash. Letters of credit totaling $769 million issued as of March 31, 2009 are supported by the restricted cash, and the remaining letter of credit availability totals $481 million.
(d)	Pursuant to PUCT rules, TCEH is required to maintain available capacity under its credit facilities to assure adequate credit worthiness of TCEH’s REP subsidiaries, including the ability to return retail customer deposits, if necessary. As a result, at March 31, 2009, the total availability under the TCEH credit facilities should be further reduced by $235 million.
(e)	Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 750 million MMBtu as of March 31, 2009. As of March 31, 2009, there were no borrowings under this facility. See “TCEH Senior Secured Facilities” below for additional information.

Long-Term Debt

At March 31, 2009 and December 31, 2008, long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	171
0.800% Floating Series 2001D-2 due May 1, 2033 (b)	97	97
1.500% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
0.800% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (d)	(157)	(161)

Senior Secured Facilities:
4.033% TCEH Initial Term Loan Facility maturing October 10, 2014 (e)(f)	16,203	16,244
4.001% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (e)(f)	3,774	3,562
3.935% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	1,250	1,250
0.439% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (g)	—	—

Other:
10.25% Fixed Senior Notes due November 1, 2015	3,000	3,000
10.25% Fixed Senior Notes Series B due November 1, 2015	2,000	2,000
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,750	1,750
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.100% Promissory Note due January 5, 2009	—	65
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	55	67
Capital lease obligations	164	159
Unamortized fair value discount (d)	(6)	(6)

Total TCEH	$29,573	$29,470

	March 31, 2009	December 31, 2008
EFC Holdings (parent entity)
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$55	$55
8.254% Fixed Notes due in quarterly installments through December 31, 2021	52	53
1.970% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017 (h)	1,000	1,000
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017 (h)	1,250	1,250
Unamortized fair value discount (d)	(12)	(12)

Total EFC Holdings	2,354	2,355

Total EFC Holdings consolidated	31,927	31,825
Less amount due currently	(206)	(269)

Total long-term debt	$31,721	$31,556

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at March 31, 2009. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rate in effect at March 31, 2009. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.
(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(e)	Interest rate swapped to fixed on $17.55 billion principal amount.
(f)	Interest rates in effect at March 31, 2009. The TCEH Delayed Draw Term loan facility rate excludes a commitment fee paid quarterly in arrears on the undrawn portion of the commitments at a rate equal to 1.50% per annum.
(g)	Interest rates in effect at March 31, 2009, excluding quarterly maintenance fee of approximately $11 million. See “Credit Facilities” above for more information.
(h)	Represents 50% of the principal amount of EFH Corp. debt guaranteed by EFC Holdings (pushed-down debt) per the discussion below under “EFH Corp. Senior Notes.”

Debt-Related Activity in 2009 — Repayments of long-term debt in 2009 totaling $124 million represented principal payments at scheduled maturity dates as well as other repayments totaling $18 million, principally related to capitalized leases. Payments at scheduled maturity dates included $65 million of a TCEH promissory note and $41 million repaid under the TCEH Initial Term Loan Facility.

Increases in long-term debt during 2009 totaling $212 million consisted of borrowings under the TCEH Delayed Draw Term Loan Facility to fund expenditures related to construction of new generation facilities and environmental upgrades of existing lignite/coal-fueled generation facilities.

EFH Corp. and TCEH have the option every six months until November 1, 2012, at their election, to use the payment-in-kind (PIK) feature of their respective toggle notes in lieu of making cash interest payments. The companies elected to do so for the May 1, 2009 and November 1, 2009 interest payment dates as an efficient and cost-effective method to further enhance liquidity, in light of the weaker economy, including the effect of lower electricity demand, and the continuing uncertainty in the financial markets.

EFH Corp. will make its May 2009 and November 2009 interest payments by using the PIK feature of the EFH Corp. Toggle Notes. The elections will increase the interest rate on the toggle notes from 11.25% to 12.00% during the applicable interest periods and require EFH Corp. to issue an additional $150 million and $159 million principal amount of EFH Corp. Toggle Notes on May 1, 2009 and November 1, 2009, respectively. In addition, the elections will increase liquidity by an amount equal to approximately $141 million and $149 million, constituting the amount of cash interest that otherwise would have been payable on May 1, 2009 and November 1, 2009, respectively, and increase the expected annual cash interest expense by approximately $35 million, constituting the additional cash interest that will be payable with respect to the $309 million of additional toggle notes.

Similarly, TCEH will make its May 2009 and November 2009 interest payments by using the PIK feature of the TCEH Toggle Notes. The elections will increase the interest rate on the TCEH Toggle Notes from 10.50% to 11.25% during the applicable interest periods and require TCEH to issue an additional approximately $98.5 million and $104 million principal amount of TCEH Toggle Notes on May 1, 2009 and November 1, 2009, respectively. In addition, the elections will increase liquidity by an amount equal to approximately $92 million and $97 million, constituting the amount of cash interest that otherwise would have been payable on May 1, 2009 and November 1, 2009, respectively, and increase the expected annual cash interest expense by approximately $21 million, constituting the additional cash interest that will be payable with respect to the $202.5 million of additional toggle notes.

TCEH Senior Secured Facilities — The applicable rate on borrowings under the TCEH Initial Term Loan Facility, the TCEH Delayed Draw Term Loan Facility, the TCEH Revolving Credit Facility and the TCEH Letter of Credit Facility as of March 31, 2009 is provided in the long-term debt table above and reflects LIBOR-based borrowings.

The TCEH Senior Secured Facilities are unconditionally guaranteed jointly and severally on a senior secured basis by EFC Holdings and subject to certain exceptions, each existing and subsequently acquired or organized direct or indirect wholly-owned US restricted subsidiary of TCEH. The TCEH Senior Secured Facilities, including the guarantees thereof, certain commodity hedging transactions and the interest rate swaps described under “TCEH Interest Rate Hedges” below are secured by (a) substantially all of the current and future assets of TCEH and TCEH’s subsidiaries who are guarantors of such facilities and (b) pledges of the capital stock of TCEH and certain current and future direct or indirect subsidiaries of TCEH.

The TCEH Initial Term Loan Facility is required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of such facility (approximately $41 million quarterly), with the balance payable in October 2014. The TCEH Delayed Draw Term Loan Facility is required to be repaid in equal quarterly installments beginning in December 2009 in an aggregate annual amount equal to 1% of the actual principal outstanding under such facility as of such date, with the balance payable in October 2014. Amounts borrowed under the TCEH Revolving Facility may be reborrowed from time to time until October 2013. The TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility will mature in October 2014 and December 2012, respectively.

TCEH Senior Notes — Borrowings under TCEH’s and TCEH Finance’s (collectively, the Co-Issuers) 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes Series B due November 1, 2015 (collectively, TCEH Cash-Pay Notes) bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.25% per annum. Borrowings under the Co-Issuer’s 10.50%/11.25% Senior Toggle Notes due November 1, 2016 (TCEH Toggle Notes and collectively with the TCEH Cash-Pay Notes, the TCEH Senior Notes) bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest (as defined below). For any interest period until November 1, 2012, the Co-Issuers may elect to pay interest on the notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (Payment-in-Kind or PIK Interest); or (iii) 50% in cash and 50% in PIK Interest.

The TCEH Senior Notes are fully and unconditionally guaranteed on a joint and several basis by TCEH’s direct parent, EFC Holdings (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities.

The Co-Issuers may redeem the TCEH Cash-Pay Notes, in whole or in part, at any time on or after November 1, 2011, or the TCEH Toggle Notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before November 1, 2010, the Co-Issuers may redeem with the cash proceeds of certain equity offerings up to 35% of the aggregate principal amount of TCEH Cash-Pay Notes and TCEH Toggle Notes from time to time at a redemption price of 110.250% and 110.500%, respectively, of their respective aggregate principal amount plus accrued and unpaid interest, if any. The Co-Issuers may also redeem the TCEH Cash-Pay Notes at any time prior to November 1, 2011 or the TCEH Toggle Notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. Upon the occurrence of a change in control of TCEH, the Co-Issuers must offer to repurchase the TCEH Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

EFH Corp. Senior Notes — Borrowings under EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. Cash-Pay Notes) bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.875% per annum. Borrowings under EFH Corp.’s 11.250%/12.000% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes and collectively with the EFH Corp. Cash-Pay Notes, the EFH Corp. Senior Notes) semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK Interest. For any interest period until November 1, 2012, EFH Corp. may elect to pay interest on the notes, at EFH Corp.’s option (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new EFH Corp. Toggle Notes; or (iii) 50% in cash and 50% in PIK Interest.

EFC Holdings is a guarantor of the EFH Corp. Senior Notes. In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, EFC Holdings reflects $2.250 billion principal amount of the EFH Corp. Senior Notes on its balance sheet and the related interest expense in its income statement. The amount reflected on EFC Holdings’ balance sheet, which represents 50% of the EFH Corp. debt guaranteed by EFC Holdings, was calculated based upon the relative equity investment of EFC Holdings and Intermediate Holding in their respective operating subsidiaries at the time of the Merger. Because payment of principal and interest on the notes is the responsibility of EFH Corp., EFC Holdings records the settlement of such amounts as noncash capital contributions from EFH Corp. See Note 12 to Financial Statements in the 2008 Form 10-K for more information on the notes and guarantees.

The EFH Corp. Senior Notes are fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding.

EFH Corp. may redeem the EFH Corp. Senior Notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before November 1, 2010, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFH Corp. Senior Toggle Notes from time to time at a redemption price of 110.875% of the aggregate principal amount of the EFH Corp. Cash Pay Notes, plus accrued and unpaid interest, if any, or 111.250% of aggregate principal amount of the EFH Corp. Toggle Notes, plus accrued and unpaid interest, if any. EFH Corp. may also redeem the EFH Corp. Senior Notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. Upon the occurrence of a change in control of EFH Corp., EFH Corp. must offer to repurchase the EFH Corp. Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

TCEH Interest Rate Swap Transactions — TCEH has entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $17.55 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 8.3% on debt maturing from 2009 to 2014. Interest rate swaps on the aggregate of $15.05 billion were being accounted for as cash flow hedges related to variable interest rate cash flows until August 29, 2008, at which time these swaps were dedesignated as cash flow hedges as a result of the intent to change the variable interest rate terms of the hedged debt (from three-month LIBOR to one-month LIBOR) in connection with the planned execution of interest rate basis swaps (discussed immediately below) to further reduce the fixed borrowing costs. Based on the fair value of the positions, the cumulative unrealized mark-to-market net losses related to these interest rate swaps totaled $431 million (pre-tax) at the dedesignation date and was recorded in accumulated other comprehensive income. This balance will be reclassified into net income as interest on the hedged debt is reflected in net income. No ineffectiveness gains or losses were recorded.

TCEH has entered into an interest rate swap transaction pursuant to which semiannual payment (settled quarterly) of the floating interest rates at LIBOR on an aggregate of $2.095 billion of senior secured term loans of TCEH were exchanged for floating interest rates at LIBOR plus 0.21% receivable monthly. TCEH has also entered into interest rate basis swap transactions pursuant to which quarterly payment of the floating interest rates at LIBOR on an aggregate of $10.95 billion of senior secured term loans of TCEH were exchanged for floating interest rates of LIBOR plus spreads ranging from 0.076% to 0.292% receivable monthly. In addition, in January and February 2009, TCEH entered into interest rate basis swap transactions pursuant to which payments of the floating interest rates at three-month LIBOR on an aggregate of $5 billion of senior secured term loans of TCEH were exchanged for floating interest rates at one-month LIBOR plus spreads ranging from 0.201% to 0.353%.

The interest rate swap counterparties are secured by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities. Subsequent to the dedesignation in August 2008 discussed above, changes in the fair value of such swaps are being reported in the income statement in interest expense and related charges, and such unrealized mark-to-market net gains totaled $205 million in the three months ended March 31, 2009. The cumulative unrealized mark-to-market net liability related to the swaps totaled $1.7 billion at March 31, 2009, of which $338 million (pre-tax) was reported in accumulated other comprehensive income.

In February and March 2009, EFH Corp. and TCEH entered into collateral funding transactions with counterparties to certain interest rate swap agreements related to TCEH debt. Under the terms of these transactions, which EFH Corp. elected to enter into as a cash management measure, EFH Corp. posted $400 million in cash and TCEH posted $50 million in letters of credit to the counterparties, with the outstanding balance of such collateral earning interest. At March 31, 2009, the mark-to-market liability under each interest rate swap agreement exceeded the collateral posted under such agreement. In particular, the mark-to-market liability related to the $400 million cash posting totaled $1.1 billion at March 31, 2009. EFH Corp. and TCEH are not required to post any additional collateral to these counterparties, regardless of the mark-to-market liability under the applicable swap agreement, and the applicable counterparty will return the cash collateral to the extent the mark-to-market liability under the applicable swap agreement falls below the funded amount, subject to a $50 million minimum transfer amount. The counterparties are required to return any remaining collateral to EFH Corp. and TCEH, respectively, on March 31, 2010. Interest received on the letters of credit is recorded as interest income.

5.	COMMITMENTS AND CONTINGENCIES

Generation Development

TCEH has executed EPC agreements for the development of three lignite-fueled generation units in Texas, two units at Oak Grove and one at Sandow, and substantial progress has been made on the construction of the units.

TCEH has received the air permits for the Sandow and Oak Grove units. However, the Oak Grove air permit remains the subject of litigation as discussed below under “Litigation Related to Generation Facilities.”

Construction work-in-process asset balances for the Oak Grove units totaled approximately $2.9 billion as of March 31, 2009, which includes the effects of the fair value adjustments related to purchase accounting and capitalized interest. In the unexpected event the development of the Oak Grove units was cancelled, the cancellation exposure as of March 31, 2009 totaled $3.2 billion, which includes the carrying value of the project and up to approximately $260 million of termination obligations. This estimated exposure amount excludes any potential recovery values for assets acquired to date and for assets already owned prior to executing such agreements that are intended to be utilized for these projects.

Litigation Related to Generation Facilities

In September 2007, an administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas was filed in the State District Court of Travis County, Texas. Plaintiffs asked that the District Court reverse the TCEQ’s approval of the Oak Grove air permit and the TCEQ’s adoption and approval of the TCEQ Executive Director’s Response to Comments, and remand the matter back to the TCEQ for further proceedings. The TCEQ has filed the administrative record with the District Court. In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before the TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings. Finally, the plaintiffs in these two additional lawsuits filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to the SOAH for further proceedings. One of the plaintiffs has asked the District Court to consolidate all these proceedings, and the Attorney General of Texas, on behalf of TCEQ, has filed pleas to the jurisdiction that would, if granted, dismiss all but the administrative appeal. The District Court held a hearing on these matters in April 2009. EFC Holdings does not know when the District Court will rule on these requests. EFC Holdings believes the Oak Grove air permit granted by the TCEQ was issued in accordance with applicable law. There can be no assurance that the outcome of these matters will not adversely impact the Oak Grove project.

In July 2008, the Sierra Club announced that it may sue Luminant, after the expiration of a 60-day waiting period, for violating federal Clean Air Act provisions in connection with its Martin Lake generation facility. EFC Holdings cannot predict whether the Sierra Club will actually file suit relating to Martin Lake or the outcome of any such proceeding.

Other Litigation

In July 2008, Alcoa Inc. filed a lawsuit in Milam County, Texas district court against EFH Corp. and a number of EFC Holdings’ subsidiaries. The lawsuit makes various claims concerning operation of the Sandow Unit 4 generation facility and the Three Oaks lignite mine, including claims for breach of contract, breach of fiduciary duty, fraud and conversion, and requests money damages in an unspecified amount, declaratory judgment, and other forms of equitable relief. In March 2009, Alcoa Inc. filed an amended complaint and added seven new defendants to the lawsuit, including Texas Holdings, EFC Holdings and additional subsidiaries of EFC Holdings. An agreed scheduling order is currently in place setting trial for May 2010. While EFC Holdings is unable to estimate any possible loss or predict the outcome of this litigation, EFC Holdings believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

Regulatory Investigations and Reviews

In June 2008, the EPA issued a request for information to TCEH under EPA’s authority under Section 114 of the Clean Air Act. The stated purpose of the request is to obtain information necessary to determine compliance with the Clean Air Act, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. The company is cooperating with the EPA and is responding in good faith to the EPA’s request, but is unable to predict the outcome of this matter.

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

Residual value guarantees in operating leases — Subsidiaries of EFC Holdings are the lessee under various operating leases that guarantee the residual values of the leased assets. At March 31, 2009, the aggregate maximum amount of residual values guaranteed was approximately $47 million with an estimated residual recovery of approximately $52 million. These leased assets consist primarily of mining equipment and rail cars. The average life of the residual value guarantees under the lease portfolio is approximately four years.

Indebtedness guarantee — In 1990, EFC Holdings repurchased an electric co-op’s minority ownership interest in the Comanche Peak nuclear generation plant and guaranteed the co-op’s indebtedness to the US government for the facilities. The indebtedness is included in long-term debt reported in the consolidated balance sheet. EFC Holdings is making principal and interest payments to the co-op in an amount sufficient for the co-op to make payments on its indebtedness, but in the event that the co-op fails to make its payments on the indebtedness, EFC Holdings would then directly owe such payments to the US government. At March 31, 2009, the balance of the indebtedness was $107 million with maturities of principal and interest extending to December 2021. The indebtedness is secured by a lien on the purchased facilities.

See Note 4 above and Note 12 to Financial Statements in the 2008 Form 10-K for discussion of guarantees and security for certain EFC Holdings indebtedness.

Letters of Credit

At March 31, 2009, TCEH had outstanding letters of credit under its credit facilities totaling $795 million as follows:

•	$348 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions;

•

$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million. The letters of credit are available to fund the payment of such debt obligations and expire in 2014;

•	$115 million to support obligations under the lease agreement for an EFH Corp. office building;

•	$50 million for collateral funding transactions with counterparties to interest rate swap agreements related to TCEH debt (see Note 4), and

•	$74 million for miscellaneous credit support requirements.

6.	SHAREHOLDERS’ EQUITY

Dividend Restrictions — The Second Amended and Restated Articles of Incorporation of EFC Holdings requires that all accrued and unpaid dividends with respect to the outstanding shares of preferred stock of EFC Holdings shall be paid in full before any dividends shall be paid upon or set apart for the shares of common stock.

Except for the preferred stock dividend restriction, there are no restrictions on EFC Holdings’ ability to use its retained earnings or net income to make distributions on its equity. However, EFC Holdings relies on distributions or loans from TCEH to meet its cash requirements, including funding of distributions. The TCEH Senior Secured Facilities and Indenture contain restrictions on TCEH’s ability to make distributions or loans to EFC Holdings. Thus, all of TCEH’s net income, which represents essentially all of EFC Holdings’ net income, is restricted from being used to make distributions or loans to EFC Holdings unless such distributions or loans are expressly permitted under the TCEH Senior Secured Facilities and Indenture. Those agreements generally permit TCEH to make unlimited distributions or loans to its parent companies, EFC Holdings and EFH Corp., for corporate overhead costs, SG&A expenses, taxes and principal and interest payments. In addition, those agreements contain certain investment and dividend baskets that would allow TCEH to make additional distributions and/or loans to its parent companies up to the amount of such baskets. The TCEH Senior Secured Facilities generally restrict TCEH from making any distribution to any of its parent companies for the ultimate purpose of making a distribution to Texas Holdings unless at the time, and after giving effect to such distribution, its consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0.

In addition, under applicable law, EFC Holdings would be prohibited from paying any dividends to the extent that immediately following payment of such dividend, there would be no statutory surplus or the company would be insolvent.

EFC Holdings has not paid any cash dividends on its common stock subsequent to the Merger.

Noncontrolling Interests

In connection with the filing of a combined operating license application with the NRC for two new nuclear generation units, in January 2009, TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture, known as Comanche Peak Nuclear Power Company LLC, to further the development of the two new nuclear generation units using MHI’s US–Advanced Pressurized Water Reactor technology. Under the terms of the joint venture agreement, a subsidiary of TCEH owns an 88% interest in the venture, and a subsidiary of MHI owns a 12% interest. This joint venture is consolidated with EFC Holdings as a variable interest entity under FIN 46R.

Equity

The following table presents the changes to equity for the three months ended March 31, 2009:

	EFC Holdings Shareholders’ Equity
	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests (a)	Total Equity
Balance at December 31, 2008	$1	$5,538	$(10,305)	$(236)	$—	$(5,002)
Net income	—	—	526	—	—	526
Net effects of cash flow hedges	—	—	—	9	—	9
Effects of stock-based incentive compensation plans (Note 11)	—	2	—	—	—	2
Investment in subsidiary by noncontrolling interests	—	—	—	—	26	26
Effects of debt push-down from EFH Corp. (Note 4)	—	(23)	—	—	—	(23)

Balance at March 31, 2009	$1	$5,517	$(9,779)	$(227)	$26	$(4,462)

(a)	See Note 1 for discussion of adoption of SFAS 160.

7.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Risk Management Hedging Strategy

EFC Holdings enters into physical and financial derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage commodity price risk and interest rate risk exposure. EFC Holdings’ principal activities involving derivatives consist of a long-term hedging program and the hedging of interest costs on its long-term debt. See Note 8 for a discussion of the fair value of all derivatives.

Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales and related cash flows. In ERCOT, the wholesale price of electricity is correlated to the price of natural gas. Under the program, TCEH has entered into market transactions involving natural gas-related financial instruments and as of March 31, 2009, has sold forward natural gas over the period from 2009 to 2014. These transactions have effectively hedged a majority of electricity price exposure related to expected baseload generation for the five-year period beginning 2009. Changes in the fair value of the instruments under the long-term hedging program are recorded in net gain (loss) from commodity hedging and trading activities.

Interest Rate Swap Transactions — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate debt to a fixed basis, thereby hedging future interest costs and related cash flows. Changes in the fair value of the swaps are recorded as unrealized gains and losses in interest expense and related charges. See Note 4 for additional information about these and other interest rate swap agreements.

Other Hedging and Trading Activity — In addition to the long-term hedging program, TCEH enters into derivatives, including electricity, natural gas, fuel oil and coal instruments, generally for shorter-term hedging purposes. To a limited extent, TCEH also enters into derivative transactions for proprietary trading purposes, principally in natural gas and electricity markets.

The following table provides detail of commodity and other derivative contractual assets and liabilities as presented in the balance sheet at March 31, 2009:

	Derivatives not under hedge accounting				Cash flow hedges	Total
	Derivative assets		Derivative liabilities		Derivative assets
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Commodity contracts
Current assets	$3,765	$—	$4	$—	$4	$3,773
Noncurrent assets	1,772	—	3	—	—	1,775
Current liabilities	1	—	3,363	511	—	3,875
Noncurrent liabilities	2	—	742	1,192	—	1,936

Net assets (liabilities)	$5,534	$—	$(4,098)	$(1,703)	$4	$(263)

Margin deposits related to these derivative instruments are reported separately in the balance sheet and totaled $210 million in net liabilities and $190 million in net liabilities at March 31, 2009 and December 31, 2008, respectively. Amounts presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because EFC Holdings may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

The following table presents the pre-tax effect of derivatives not under hedge accounting on net income for the three months ended March 31, 2009:

Derivative	Income statement presentation	Amount
Commodity contracts	Net gain (loss) from commodity hedging and trading activities	$1,155
Interest rate swaps	Interest expense and related charges (a)	45

	Net gain	$1,200

(a)	Includes unrealized mark-to-market net gains totaling $205 million, less amounts accrued or settled under interest rate swaps totaling $160 million.

The following table presents the pre-tax effect of derivative instruments accounted for as cash flow hedges on net income (loss) and other comprehensive income (loss) (OCI) for the three months ended March 31, 2009:

Derivative	Amount of initial gain (loss) recognized in OCI (effective portion)	Income statement presentation of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount
Interest rate swaps	$—	Interest expense and related charges	$(40)

Commodity contracts	(26)	Fuel, purchased power costs and delivery fees	—

		Operating revenues	(1)

Total	$(26)		$(41)

Note: There were no ineffectiveness gains or losses in the three months ended March 31, 2009.

Accumulated other comprehensive income related to cash flow hedges at March 31, 2009 totaled $227 million in net losses (after-tax), substantially all of which relates to interest rate swaps. EFC Holdings expects that $121 million of net losses related to cash flow hedges included in accumulated other comprehensive income as of March 31, 2009 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

The following table presents the gross notional amounts of derivative volumes, including cash flow hedge volumes, at March 31, 2009:

Derivative type	Notional Volume	Unit of Measure
Interest rate swaps:
Floating/fixed	$17,550	Million US dollars
Basis	$18,045	Million US dollars
Natural gas:
Long-term hedge forward sales and purchases (a)	3,662	Million MMBtu
Locational basis swaps	1,029	Million MMBtu
All other	1,340	Million MMBtu
Electricity	205,468	GWh
Coal	12	Million tons
Fuel oil	84	Million gallons

(a)	Represents gross notional forward sales, purchases and options of fixed and basis transactions in the long-term hedging program. The net amount of these transactions is 1.9 billion MMBtu.

Credit Risk-Related Contingent Features

The agreements that govern EFC Holdings’ derivative instrument transactions may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of those agreements require the posting of collateral if TCEH’s credit rating is downgraded by one or more of the credit rating agencies; however, due to TCEH’s below investment grade ratings, substantially all of such collateral posting requirements are already effective.

As of March 31, 2009, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $1.524 billion. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $203 million as of March 31, 2009. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, as of March 31, 2009, the remaining related liquidity requirement would have totaled $51 million after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized solely with asset liens include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. As of March 31, 2009, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $2.141 billion (before consideration of the amount of assets under the liens). The liquidity exposure associated with these liabilities was reduced by letters of credit posted with counterparties totaling $50 million as of March 31, 2009 (see Note 4). If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered as of March 31, 2009, the remaining related liquidity requirement would have totaled $1.670 billion after reduction for derivative assets under netting arrangements (before consideration of the amount of assets under the liens). See Note 12 of EFC Holdings’ 2008 Form 10-K for a description of other obligations that are supported by asset liens.

The aggregate fair values of liabilities under agreements with credit risk-related contingent features including cross-default provisions, totaled $3.665 billion at March 31, 2009. This amount is before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets under related liens.

Some commodity derivative contracts contain credit risk-related contingent features that do not provide for specific amounts to be posted if the features are triggered. These provisions include material adverse change, performance assurance, and other clauses that generally provide counterparties with the right to request additional credit enhancements. The amounts disclosed above exclude credit risk-related contingent features that do not provide for specific amounts or exposure calculations.

EFC Holdings also manages its counterparty credit exposure with respect to derivative and other assets.

8.	FAIR VALUE MEASUREMENTS

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

At March 31, 2009, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 30 (a)	Reclassification (b)	Total
Assets:
Commodity-related contracts	$1,555	$3,700	$283	$10	$5,548
Interest rate swaps	—	—	—	—	—
Nuclear decommissioning trust (c)	100	273	—	—	373

Total assets	$1,655	$3,973	$283	$10	$5,921

Liabilities:
Commodity-related contracts	$1,903	$1,834	$361	$10	$4,108
Interest rate swaps	—	1,703	—	—	1,703

Total liabilities	$1,903	$3,537	$361	$10	$5,811

(a)	Level 3 assets and liabilities consist primarily of more complex long-term power purchase and sales agreements, including longer-term wind generation purchase contracts and certain natural gas positions (collars) in the long-term hedging program.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	EFC Holdings’ nuclear decommissioning trust investment is included in the Investments line on the balance sheet.

At December 31, 2008, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity-related contracts	$1,010	$2,061	$283	$3,354
Interest rate swaps	—	(1)	—	(1)
Nuclear decommissioning trust (b)	109	276	—	385

Total assets	$1,119	$2,336	$283	$3,738

Liabilities:
Commodity-related contracts	$1,288	$1,274	$355	$2,917
Interest rate swaps	—	1,908	—	1,908

Total liabilities	$1,288	$3,182	$355	$4,825

(a)	Level 3 assets and liabilities consist primarily of more complex long-term power purchase and sales agreements, including longer-term wind generation purchase contracts and certain natural gas positions (collars) in the long-term hedging program.
(b)	EFC Holdings’ nuclear decommissioning trust investment is included in the Investments line on the balance sheet.

Commodity-related contracts consist primarily of natural gas and electricity derivative instruments entered into for hedging purposes and include physical contracts that have not been designated “normal” purchases or sales under SFAS 133. See Note 7 for further discussion regarding the company’s use of derivative instruments.

Interest rate swaps consist largely of variable-to-fixed rate swap instruments that are economic hedges of interest on long-term debt, as well as interest rate basis swaps designed to further reduce fixed borrowing costs. See Note 4 for discussion of interest rate swaps.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of TCEH’s nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Balance at December 31, 2008 and December 31, 2007	$(72)	$(173)
Total realized and unrealized gains (losses) (a):
Included in net income (loss)	16	(128)
Included in other comprehensive income (loss)	(26)	1
Purchases, sales, issuances and settlements (net) (b)	(16)	15
Net transfers in and/or out of Level 3 (c)	20	13

Balance at March 31, 2009 and March 31, 2008 (net liability)	$(78)	$(272)

Net change in unrealized gains (losses) included in net income relating to instruments held at end of period	$7	$(117)

(a)	Substantially all changes in values of commodity-related contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities.
(b)	Settlements represent reversals of unrealized mark-to-market valuations of these positions previously recognized in net income. Purchases and issuances reflect option premiums paid or received.
(c)	Includes transfers due to changes in the observability of significant inputs used in valuing derivatives. Transfers in are assumed to transfer in at the beginning of the quarter and transfers out at the end of the quarter, which is when the assessments were performed. Any changes in value during the period are reported as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities.

9.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

Subsidiaries of EFC Holdings are participating employers in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. Subsidiaries of EFC Holdings also participate with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and other postretirement employee benefits (OPEB) costs applicable to EFC Holdings totaled $5 million and $4 million for the three months ended March 31, 2009 and 2008, respectively.

The discount rates reflected in net pension and OPEB costs in 2009 are 6.90% and 6.85%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2009 cost amounts are 8.25% and 7.64%, respectively.

Estimated funding to EFH Corp. in 2009 for the pension and OPEB plans totals $1 million and $612 thousand, respectively. EFC Holdings made no contributions to the pension plan and provided contributions of $199 thousand to the OPEB plan in the three months ended March 31, 2009.

10.	RELATED–PARTY TRANSACTIONS

The following represent the significant related-party transactions of EFC Holdings:

•	TCEH incurs electricity delivery fees charged by Oncor. These fees totaled $229 million and $244 million for the three months ended March 31, 2009 and 2008, respectively.

•

Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, EFC Holdings’ financial statements reflect a noninterest bearing note payable to Oncor of $281 million ($36 million reported as trade accounts and other payables to affiliates) at March 31, 2009 and $289 million ($35 million reported as trade accounts and other payables to affiliates) at December 31, 2008.

•

TCEH reimburses Oncor for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense totaled $11 million and $12 million for the three months ended March 31, 2009 and 2008, respectively.

•

Notes receivable from EFH Corp. are payable to EFC Holdings on demand and arise from borrowings used for the working capital and general corporate purposes of EFH Corp. The notes totaled $584 million at both March 31, 2009 and December 31, 2008. The average daily balance of the notes for the three months ended March 31, 2009 and 2008 was $584 million and $221 million, respectively. The notes carry interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income totaled $8 million and $5 million for the three months ended March 31, 2009 and 2008, respectively.

•

An EFH Corp. subsidiary charges subsidiaries of EFC Holdings for financial, accounting, environmental and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $18 million and $13 million for the three months ended March 31, 2009 and 2008, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on EFC Holdings’ balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor and remitted to TCEH, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on EFC Holdings’ balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by EFC Holdings are offset by a net change in the intercompany receivable/payable with Oncor, which in turn results in a change in the net regulatory asset/liability. At March 31, 2009 and December 31, 2008, the excess of the decommissioning liability over the trust fund balance resulted in a regulatory asset at Oncor of $151 million and $127 million, respectively.

•

TCEH had posted cash collateral of $15 million as of March 31, 2009 and December 31, 2008 to Oncor related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in EFC Holdings’ balance sheet in other current assets.

•

EFC Holdings has a 53.1% limited partnership interest, with a carrying value of $15 million and $17 million at March 31, 2009 and December 31, 2008, respectively, in an EFH Corp. subsidiary holding software and other computer-related assets. Equity losses related to this interest totaled $2 million and $3 million for the three months ended March 31, 2009 and 2008, respectively. These losses primarily represent amortization of software assets held by the subsidiary. The equity losses are reported as other deductions.

•

EFH Corp. files a consolidated federal income tax return; however, EFC Holdings’ federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if the entity is a stand-alone corporation. As a result, EFC Holdings had income taxes payable to EFH Corp. of $46 million and $33 million at March 31, 2009 and December 31, 2008, respectively.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of both March 31, 2009 and December 31, 2008, TCEH had posted a letter of credit in the amount of $13 million for the benefit of Oncor.

•

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH will post a letter of credit in an amount equal to $170 million to secure retail payment obligations to Oncor if two or more of Oncor’s credit ratings are below investment grade.

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

•	Affiliates of GS Capital Partners are party to certain commodity and interest rate hedging transactions with EFC Holdings in the normal course of business.

•	From time to time affiliates of the Sponsor Group may sell or acquire debt or debt securities issued by EFC Holdings or its subsidiaries in open market transactions or through loan syndications.

See Note 3 for information regarding the accounts receivable securitization program and related subordinated notes receivable from TXU Receivables Company and Notes 4 and 5 for guarantees and push-down of certain EFH Corp. debt.

11.	SUPPLEMENTARY FINANCIAL INFORMATION

Stock-Based Compensation

Under the terms of the EFH Corp. 2007 Stock Incentive Plan, options to purchase 500 thousand shares of EFH Corp. common stock were issued to certain management employees in the three months ended March 31, 2009. No options were issued in the three months ended March 31, 2008. Vested awards must be exercised within 10 years of the grant date. The terms of substantially all of the options were fixed at grant date. Options to purchase 100 thousand and 30 thousand shares were forfeited during the three month periods ended March 31, 2009 and 2008, respectively.

Expenses recognized by EFC Holdings for options granted totaled $1.6 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.

Other Deductions

	Three Months Ended March 31,
	2009	2008
Other deductions:
Severance charges	$5	$—
Other	4	5

Total other deductions	$9	$5

Interest Expense and Related Charges

	Three Months Ended March 31,
	2009	2008
Interest	$696	$703
Unrealized mark-to-market net gain on interest rate swaps	(205)	—
Amortization of interest rate swap losses at dedesignation of hedge accounting	40	(1)
Amortization of fair value debt discounts resulting from purchase accounting	4	3
Amortization of debt issuance costs and discounts	30	27
Interest capitalized in accordance with SFAS 34	(94)	(74)

Total interest expense and related charges	$471	$658

Restricted Cash

	At March 31, 2009		At December 31, 2008
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 4)	$—	$1,250	$—	$1,250
Amounts related to margin deposits held	1	—	4	—

Total restricted cash	$1	$1,250	$4	$1,250

Inventories by Major Category

	March 31, 2009	December 31, 2008

Materials and supplies	$137	$134
Fuel stock	186	162
Natural gas in storage	33	65

Total inventories	$356	$361

Investments

	March 31, 2009	December 31, 2008

Nuclear decommissioning trust	$373	$385
Assets related to employee benefit plans, including employee savings programs, net of distributions	32	36
Land	42	42
Investment in unconsolidated affiliate	15	17
Miscellaneous other	4	4

Total investments	$466	$484

Property, Plant and Equipment

As of March 31, 2009 and December 31, 2008, property, plant and equipment of $20.9 billion was stated net of accumulated depreciation and amortization of $1.8 billion and $1.5 billion, respectively.

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

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the balance sheet, during the three months ended March 31, 2009:

Asset retirement liability at January 1, 2009	$859
Additions:
Accretion	15
Reductions:
Payments, essentially all mining reclamation	(7)

Asset retirement liability at March 31, 2009	$867

Exit Liabilities

As part of purchase accounting, EFC Holdings accrued $38 million in costs expected to be incurred related to the termination and transition of outsourcing arrangements. In the three months ended March 31, 2009, EFC Holdings incurred $9 million of the exit liabilities and the remaining accrual is expected to be settled no later than June 30, 2011, the targeted date of completion of transition of outsourced activities back to EFC Holdings or to service providers.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2009	December 31, 2008

Uncertain tax positions (including accrued interest)	$885	$861
Asset retirement obligations	867	859
Unfavorable purchase and sales contracts	720	727
Retirement plan and other employee benefits	53	56
Other	23	25

Total other noncurrent liabilities and deferred credits	$2,548	$2,528

EFC Holdings does not expect the total amount of liabilities recorded related to uncertain tax positions to significantly increase or decrease within the next 12 months.

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $7 million in both three months ended March 31, 2009 and 2008, respectively. Favorable purchase and sales contracts are recorded as intangible assets (see Note 2).

The estimated amortization of unfavorable purchase and sales contracts for each of the five succeeding fiscal years from December 31, 2008 is as follows:

Year	Amount
2009	$27
2010	27
2011	27
2012	27
2013	26

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2009	2008
Cash payments (receipts) related to:
Interest paid	$440	$490
Capitalized interest	(94)	(74)

Interest paid (net of capitalized interest)	346	416
Income taxes	(1)	—
Noncash investing and financing activities:
Noncash construction expenditures (a)	89	145
Capital leases	10	4
Noncash contribution related to EFH Corp. stock-based compensation	2	1

(a)	Represents end-of-period accruals.

12.	SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

In 2007, TCEH and TCEH Finance, as Co-Issuers, issued $3.0 billion 10.25% Senior Notes Due 2015, $2.0 billion 10.25% Series B Senior Notes due 2015 and $1.75 billion 10.50%/11.25% Senior Toggle Notes due 2016 (the TCEH Senior Notes). The TCEH Senior Notes are unconditionally guaranteed by EFC Holdings and by each subsidiary that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes. The guarantees rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. All other subsidiaries of EFC Holdings, either direct or indirect, do not guarantee the TCEH Senior Notes (collectively the Non-Guarantors). The TCEH Indenture contains certain restrictions, subject to certain exceptions, on EFC Holdings’ ability to pay dividends or make investments. See Note 6.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered “ in order to present the condensed consolidating statements of income and of cash flows of EFC Holdings (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors for the three months ended March 31, 2009 and 2008 and the condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances, including the push down of $2.250 billion of the EFH Corp. Senior Notes to the Parent Guarantor and the TCEH Senior Notes and the TCEH Senior Secured Facilities to the Other Guarantors. TCEH Finance’s sole function is to be the co-issuer of the TCEH Senior Notes; therefore, it has no other independent assets, liabilities or operations (see Notes 4 and 5).

EFC Holdings (parent entity) received no dividends from its consolidated subsidiaries for the three months ended March 31, 2009 or for the three months ended March 31, 2008.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2009

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,766	$—	$—	$1,766
Fuel, purchased power costs and delivery fees	—	—	(843)	—	—	(843)
Net gain from commodity hedging and trading activities	—	565	563	—	—	1,128
Operating costs	—	—	(168)	—	—	(168)
Depreciation and amortization	—	—	(276)	—	—	(276)
Selling, general and administrative expenses	—	—	(170)	(2)	—	(172)
Franchise and revenue-based taxes	—	—	(25)	—	—	(25)
Impairment of goodwill	—	(70)	—	—	—	(70)
Other income	—	—	3	—	—	3
Other deductions	—	—	(9)	—	—	(9)
Interest income	—	97	90	—	(180)	7

Interest expense and related charges	(72)	(613)	(409)	—	623	(471)

Income (loss) before income taxes	(72)	(21)	522	(2)	443	870

Income tax (expense) benefit	22	(23)	(191)	1	(153)	(344)

Equity earnings of subsidiaries	576	620	—	—	(1,196)	—

Net income (loss)	$526	$576	$331	$(1)	$(906)	$526

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2008

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,983	$—	$—	$1,983
Fuel, purchased power costs and delivery fees	—	—	(1,064)	—	—	(1,064)
Net loss from commodity hedging and trading activities	—	(709)	(858)	—	—	(1,567)
Operating costs	—	—	(159)	—	—	(159)
Depreciation and amortization	—	—	(269)	—	—	(269)
Selling, general and administrative expenses	—	—	(151)	—	—	(151)
Franchise and revenue-based taxes	—	—	(25)	—	—	(25)
Other income	—	—	3	—	—	3
Other deductions	—	—	(5)	—	—	(5)
Interest income	10	61	153	—	(215)	9
Interest expense and related charges	(70)	(809)	(598)	—	819	(658)

Loss before income taxes	(60)	(1,457)	(990)	—	604	(1,903)

Income tax benefit	21	512	342	—	(211)	664

Equity losses of subsidiaries	(1,200)	(255)	—	—	1,455	—

Net loss	$(1,239)	$(1,200)	$(648)	$—	$1,848	$(1,239)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2009

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(5)	$(710)	$1,171	$(2)	$—	$454

Cash flows – financing activities:
Issuances of long-term debt	—	212	—	—	—	212
Retirements/repurchases of long-term debt	(1)	(41)	(82)	—	—	(124)
Change in advances/notes – affiliates	—	707	—	—	(715)	(8)
Contributions from noncontrolling interests	—	—	—	26	—	26
Debt discount, financing and reacquisition expenses	—	(2)	—	—	—	(2)
Other, net	—	—	1	—	—	1

Cash provided by (used in) financing activities	(1)	876	(81)	26	(715)	105

Cash flows – investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(388)	(12)	—	(400)
Investment held in money market fund	—	142	—	—	—	142
Proceeds from sale of environmental allowances and credits	—	—	4	—	—	4
Purchases of environmental allowances and credits	—	—	(9)	—	—	(9)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	1,402	—	—	1,402
Investments in nuclear decommissioning trust fund securities	—	—	(1,406)	—	—	(1,406)
Changes in advances – affiliates	6	—	(721)	—	715	—
Other, net	—	—	29	—	—	29

Cash provided by (used in) investing activities	6	142	(1,089)	(12)	715	(238)

Net change in cash and cash equivalents	—	308	1	12	—	321
Cash and cash equivalents – beginning balance	—	475	4	—	—	479

Cash and cash equivalents – ending balance	$—	$783	$5	$12	$—	$800

ENERGY FUTURE COMPETITIVE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2008

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(1)	$(756)	$574	$—	$—	$(183)

Cash flows – financing activities:
Issuances of long-term debt	—	149	—	—	—	149
Retirements/repurchases of long-term debt	(1)	(44)	(15)	—	—	(60)
Change in short-term borrowings	—	651	—	—	—	651
Change in advances/notes – affiliates	2	—	(8)	—	(2)	(8)
Other, net	—	—	11	—	—	11

Cash provided by (used in) financing activities	1	756	(12)	—	(2)	743

Cash flows – investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(571)	—	—	(571)
Reduction of restricted cash	—	20	—	—	—	20
Proceeds from sale of environmental allowances and credits	—	—	20	—	—	20
Purchases of environmental allowances and credits	—	—	(12)	—	—	(12)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	396	—	—	396
Investments in nuclear decommissioning trust fund securities	—	—	(400)	—	—	(400)
Change in loans – affiliates	—	(176)	—	—	2	(174)
Other, net	—	—	3	—	—	3

Cash used in investing activities	—	(156)	(564)	—	2	(718)

Net change in cash and cash equivalents	—	(156)	(2)	—	—	(158)
Cash and cash equivalents – beginning balance	—	207	8	—	—	215

Cash and cash equivalents – ending balance	$—	$51	$6	$—	$—	$57

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

at March 31 2009

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$783	$5	$12	$—	$800
Restricted cash	—	—	1	—	—	1
Advances to affiliates	1	—	4,995	—	(4,996)	—
Trade accounts receivable – net	—	—	654	—	—	654
Notes receivable from parent	—	600	—	—	(16)	584
Income taxes receivable from parent	2	247	—	—	(249)	—
Accounts receivable from affiliates	—	7	—	—	(7)	—
Inventories	—	—	356	—	—	356
Commodity and other derivative contractual assets	—	560	3,243	—	(30)	3,773
Accumulated deferred income taxes	7	143	18	—	—	168
Margin deposits related to commodity positions	—	—	465	—	—	465
Other current assets	—	8	60	—	(1)	67

Total current assets	10	2,348	9,797	12	(5,299)	6,868

Restricted cash	—	1,250	—	—	—	1,250
Investments	(2,066)	20,297	500	—	(18,265)	466
Property, plant and equipment – net	—	—	20,815	51	—	20,866
Goodwill	—	10,252	—	—	—	10,252
Intangible assets – net	—	—	2,784	—	—	2,784
Commodity and other derivative contractual assets	—	832	943	—	—	1,775
Accumulated deferred income taxes	—	447	—	—	(447)	—
Other noncurrent assets, principally unamortized debt issuance costs	53	591	697	3	(541)	803

Total assets	$(2,003)	$36,017	$35,536	$66	$(24,552)	$45,064

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$900	$900	$—	$(900)	$900
Advances from affiliates	—	4,996	—	—	(4,996)	—
Long-term debt due currently	7	165	199	—	(165)	206
Trade accounts payable – nonaffiliates	—	—	637	3	—	640
Notes or other liabilities due to affiliates	16	—	184	2	(23)	179
Commodity and other derivative contractual liabilities	—	817	3,088	—	(30)	3,875
Margin deposits related to commodity positions	—	120	496	—	—	616
Accrued income taxes payable to parent	—	—	295	—	(249)	46
Accrued taxes other than income	1	—	47	—	—	48
Accrued interest	111	496	358	—	(356)	609
Other current liabilities	—	29	196	—	(4)	221

Total current liabilities	135	7,523	6,400	5	(6,723)	7,340

Accumulated deferred income taxes	1	—	6,182	—	(447)	5,736
Commodity and other derivative contractual liabilities	—	1,316	620	—	—	1,936
Notes or other liabilities due affiliates	—	—	245	—	—	245
Long-term debt, less amounts due currently	2,347	29,194	27,993	—	(27,813)	31,721
Other noncurrent liabilities and deferred credits	2	51	2,495	—	—	2,548

Total liabilities	2,485	38,084	43,935	5	(34,983)	49,526

EFC Holdings’ shareholders’ equity	(4,488)	(2,067)	(8,399)	35	10,431	(4,488)
Noncontrolling interests in subsidiaries	—	—	—	26	—	26

Total equity	(4,488)	(2,067)	(8,399)	61	10,431	(4,462)

Total liabilities and equity	$(2,003)	$36,017	$35,536	$66	$(24,552)	$45,064

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

at December 31 2008

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$475	$4	$—	$—	$479
Investments held in money market fund	—	142	—	—	—	142
Restricted cash	—	—	4	—	—	4
Advances to affiliates	4	—	4,283	—	(4,287)	—
Trade accounts receivable – net	—	—	994	—	—	994
Notes receivable from parent	—	597	—	—	(13)	584
Income taxes receivable from parent	—	156	—	—	(156)	—
Inventories	—	—	361	—	—	361
Commodity and other derivative contractual assets	—	223	2,168	—	—	2,391
Accumulated deferred income taxes	—	12	9	—	—	21
Margin deposits related to commodity positions	—	—	439	—	—	439
Other current assets	—	6	80	—	—	86

Total current assets	4	1,611	8,342	—	(4,456)	5,501

Restricted cash	—	1,250	—	—	—	1,250
Investments	(2,653)	19,693	482	—	(17,038)	484
Property, plant and equipment – net	—	—	20,902	—	—	20,902
Goodwill	—	10,322	—	—	—	10,322
Intangible assets – net	—	—	2,774	—	—	2,774
Commodity and other derivative contractual assets	—	429	533	—	—	962
Accumulated deferred income taxes	7	905	—	—	(912)	—
Other noncurrent assets, principally unamortized debt issuance costs	55	620	698	—	(568)	805

Total assets	$(2,587)	$34,830	$33,731	$—	$(22,974)	$43,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$900	$900	$—	$(900)	$900
Advances from affiliates	—	4,287	—	—	(4,287)	—
Long-term debt due currently	8	165	261	—	(165)	269
Trade accounts payable – nonaffiliates	—	—	1,000	—	—	1,000
Notes or other liabilities due to affiliates	16	61	107	—	(13)	171
Commodity and other derivative contractual liabilities	—	637	2,093	—	—	2,730
Margin deposits related to commodity positions	—	487	436	—	(398)	525
Accrued income taxes payable to parent	—	—	189	—	(156)	33
Accrued taxes other than income	—	—	70	—	—	70
Accrued interest	44	297	221	—	(208)	354
Other current liabilities	—	29	251	—	(5)	275

Total current liabilities	68	6,863	5,528	—	(6,132)	6,327

Accumulated deferred income taxes	—	—	6,154	—	(912)	5,242
Commodity and other derivative contractual liabilities	—	1,549	546	—	—	2,095
Notes or other liabilities due affiliates	—	—	254	—	—	254
Long-term debt, less amounts due currently	2,347	29,020	27,831	—	(27,642)	31,556
Other noncurrent liabilities and deferred credits	—	52	2,477	—	(1)	2,528

Total liabilities	2,415	37,484	42,790	—	(34,687)	48,002

Shareholders’ equity	(5,002)	(2,654)	(9,059)	—	11,713	(5,002)

Total liabilities and shareholders’ equity	$(2,587)	$34,830	$33,731	$—	$(22,974)	$43,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Competitive Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of Energy Future Competitive Holdings Company and subsidiaries (“EFC Holdings”) as of March 31, 2009, and the related condensed statements of consolidated income (loss), comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of EFC Holdings’ management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Energy Future Competitive Holdings Company and subsidiaries as of December 31, 2008, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows, and shareholders’ equity for the year then ended (not presented herein) and in our report dated March 2, 2009 (which report includes an explanatory paragraph related to Energy Future Holdings Corp. completing its merger with Texas Energy Future Merger Sub Corp and becoming a subsidiary of Texas Energy Future Holdings Limited Partnership on October 10, 2007) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
April 30, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFC Holdings’ financial condition and results of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with its consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

EFC Holdings is a subsidiary of EFH Corp. and is a Dallas-based holding company that conducts its operations principally through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales. Commodity risk management and allocation of financial resources are performed at the consolidated level; therefore, there are no reportable business segments.

Significant Activities and Events

Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and as of March 31, 2009, has effectively sold forward approximately 1.9 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 240,000 GWh at an assumed 8.0 market heat rate) over the period from 2009 to 2014 at average annual sales prices ranging from $7.20 per MMBtu to $8.05 per MMBtu. These transactions, as well as forward power sales, have effectively hedged an estimated 79% of the natural gas price exposure related to EFC Holdings’ expected baseload generation for the five-year period beginning in April 2009 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices. If market heat rates decline in the future, which would indicate a lessening of such correlation, the cash flows targeted under the long-term hedging program may not be achieved.

The long-term hedging program is comprised primarily of contracts with prices based on the NYMEX Henry Hub pricing point. However, because there are other local and regional natural gas pricing points such as Houston Ship Channel, future wholesale power prices in ERCOT may not correlate as closely to the Henry Hub pricing as other pricing points, which could decrease the effectiveness of the positions in the long-term hedging program in mitigating power price exposure. The company has hedged more than 95% of the Houston Ship Channel versus Henry Hub pricing point risk for the 2009 period.

Beginning in the second quarter of 2008, the company entered into related put and call transactions (referred to as collars), primarily for outer years of the program, that effectively hedge natural gas prices within a range. These transactions represented approximately 5% of the positions in the long-term hedging program at March 31, 2009, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. Both collars and, as has been the case, swap transactions are expected to be employed for future hedging activity under the long-term hedging program.

The following table summarizes the natural gas hedges in the long-term hedging program as of March 31, 2009:

	Measure	Balance 2009	2010	2011	2012	2013	2014	Total
Natural gas hedge volumes (a)	mm MMBtu	~146	~409	~496	~492	~300	~99	~1,942
Weighted average hedge price (b)	$/MMBtu	~8.05	~7.82	~7.56	~7.36	~7.19	~7.80	—
Weighted average market price (c)	$/MMBtu	~4.30	~5.93	~6.67	~6.96	~7.11	~7.18	—

(a)	Where collars are reflected, the volumes are estimated based on the natural gas price sensitivity (i.e. delta position) of the derivatives. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 100 million MMBtu.
(b)	Where collars are reflected, sales price represents the collar floor price.
(c)	Based on NYMEX Henry Hub prices.

Changes in the fair value of the instruments in the long-term hedging program are being recorded as unrealized gains and losses in net income, which has and could continue to result in significant volatility in reported net income. Based on the size of the long-term hedging program as of March 31, 2009, a $1.00/MMBtu change in natural gas prices across the period from 2009 through 2014 would result in the recognition of up to approximately $1.9 billion in pretax unrealized mark-to-market gains or losses.

Reported unrealized mark-to-market net gains for the three months ended March 31, 2009 totaled approximately $1.1 billion, reflecting declines in forward prices of natural gas. Given the volatility of natural gas prices, it is not possible to predict future reported unrealized mark-to-market gains or losses and the actual gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If natural gas prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower wholesale electricity prices. However, if natural gas prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher wholesale electricity prices and will in this context be viewed as having resulted in an opportunity cost. The cumulative unrealized mark-to-market net losses or gains related to positions in the long-term hedging program totaled a net gain of $2.0 billion and $871 million at March 31, 2009 and December 31, 2008, respectively. These values can change materially as market conditions change.

As of March 31, 2009, more than 95% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under “Liquidity and Capital Resources”) thereby reducing the cash and letter of credit collateral requirements for the hedging program.

The following sensitivity table provides estimates of the potential impact of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on EFC Holdings’ unhedged position and forward prices as of March 31, 2009, which for natural gas reflects estimates of electricity generation less amounts hedged through the long-term natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling twelve-month basis, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2009		2010		2011		2012		2013
$1.00/MMBtu change in gas price (a)	$	~3	$	~45	$	~60	$	~110	$	~285
0.1/MWh/MMBtu change in market heat rate (b)	$	~2	$	~35	$	~50	$	~60	$	~60
$1.00/gallon change in diesel fuel price		$—		$—	$	~30	$	~50	$	~50
$10.00/pound change in uranium/nuclear fuel		$—		$10	$	~10	$	~20	$	~10

(a)	Assumes conversion of electricity positions based on an approximate 8.0 market heat rate with natural gas being on the margin 75% to 90% of the time (i.e. when coal is forecast to be on the margin, no natural gas position is assumed to be generated).
(b)	Based on Houston Ship Channel natural gas prices as of March 31, 2009.

TCEH Interest Rate Swap Transactions — As of March 31, 2009, TCEH had entered into a series of interest rate swaps that effectively fix the interest rates at between 7.3% and 8.3% on $17.55 billion principal amount of its senior secured debt maturing from 2009 to 2014. None of these swaps were entered into in the first quarter of 2009. Taking into consideration these swap transactions, approximately 9% of EFC Holdings’ total long-term debt portfolio at March 31, 2009 was exposed to variable interest rate risk. TCEH also entered into interest rate basis swap transactions on an aggregate of $18.045 billion of senior secured term loans, including $5 billion entered into in January and February 2009. EFC Holdings may enter into additional interest rate hedges from time to time. Unrealized mark-to-market net gains related to all TCEH interest rate swaps, which are reported in interest expense and related charges, totaled $205 million for the three months ended March 31, 2009. The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.7 billion at March 31, 2009, of which $338 million (pre-tax) was reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. See discussion in Note 4 to Financial Statements regarding various interest rate swap transactions.

Texas Generation Facilities Development — TCEH is developing three lignite-fueled generation units (2 units at Oak Grove and 1 unit at Sandow) in the state of Texas with a total estimated capacity of approximately 2,200 MW. Air permits for construction of all three units have been obtained and substantial progress has been made on the construction of the units. The expected commercial operation dates of the units are as follows: Sandow in mid 2009 and Oak Grove’s two units in late 2009 and mid 2010, respectively. Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which approximately $2.8 billion was spent as of March 31, 2009. Total recorded costs, including purchase accounting fair value adjustments and capitalized interest, are expected to total approximately $5.0 billion upon completion of the units, and the balance was $4.2 billion as of March 31, 2009. See discussion in Note 5 to Financial Statements under “Litigation Related to Generation Facilities” regarding pending litigation related to the Oak Grove units.

Nuclear Generation Development — In September 2008, TCEH filed a combined operating license application with the NRC for two new nuclear generation units, each with approximately 1,700 MW (gross capacity), at its existing Comanche Peak nuclear generation site. In connection with the filing of the application, in January 2009, TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture to further the development of the two new nuclear generation units using MHI’s US–Advanced Pressurized Water Reactor technology. A subsidiary of TCEH owns an 88% interest in the joint venture, and a subsidiary of MHI owns a 12% interest.

In March 2009, the NRC announced an official review schedule for the license application. Based on the schedule, the NRC expects to complete its review by December 2011, and it is expected that a license would be issued approximately one year later.

The DOE continues to review TCEH’s loan guarantee application for financing the proposed units.

Idling of Natural Gas-Fueled Units — In February 2009, EFC Holdings notified ERCOT of plans to retire 11 of its natural gas-fueled units, totaling 2,229 MW of capacity (2,341 MW installed nameplate capacity), in May 2009 and mothball (idle) an additional four units, totaling 1,596 MW of capacity (1,675 MW of installed nameplate capacity), in September 2009. ERCOT has initiated negotiations with EFC Holdings to potentially continue for reliability purposes the operations of one unit, totaling 115 MW of capacity (115 MW of installed nameplate capacity) planned to be retired and one unit, totaling 515 MW of capacity (540 MW of installed nameplate capacity) planned to be mothballed. The other units are scheduled to be retired or mothballed.

RESULTS OF OPERATIONS

Sales Volume and Customer Count Data

	Three Months Ended March 31,		Change %
	2009	2008
Sales volumes:

Retail electricity sales volumes – (GWh):
Residential	5,880	6,115	(3.8)
Small business (a)	1,722	1,693	1.7
Large business and other customers	3,305	3,339	(1.0)

Total retail electricity	10,907	11,147	(2.2)
Wholesale electricity sales volumes	9,792	10,490	(6.7)
Net sales (purchases) of balancing electricity to/from ERCOT	(153)	(244)	37.3

Total sales volumes	20,546	21,393	(4.0)

Average volume (kWh) per retail customer (b):

Residential	3,059	3,281	(6.8)
Small business	6,270	6,234	0.6

Weather (service territory average) – percent of normal (c):

Heating degree days	87.7%	94.3%	(7.0)

Customer counts:
Retail electricity customers (end of period and in thousands) (d):
Residential	1,930	1,871	3.2
Small business (a)	275	270	1.9
Large business and other customers	24	33	(27.3)

Total retail electricity customers	2,229	2,174	2.5

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for the period.
(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).
(d)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers. March 31, 2008 amounts reflect a reclassification of 18 thousand meters from residential to small business to conform to current presentation.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended March 31,		Change %
	2009	2008
Operating revenues:
Retail electricity revenues:
Residential	$793	$771	2.9
Small business (a)	264	244	8.2
Large business and other customers	314	316	(0.6)

Total retail electricity revenues	1,371	1,331	3.0
Wholesale electricity revenues (b)	348	625	(44.3)
Net sales (purchases) of balancing electricity to/from ERCOT	(23)	(35)	34.3
Amortization of intangibles (c)	(11)	(30)	63.3
Other operating revenues	81	92	(12.0)

Total operating revenues	$1,766	$1,983	(10.9)

Commodity hedging and trading activities:
Unrealized net gains (losses) from changes in fair value (d)	$1,155	$(1,537)	—
Unrealized net (gains) losses representing reversals of previously recognized fair values of positions settled in the current period (d)	(106)	(57)	—
Realized net gains (losses) on settled positions	79	27	—

Total gain (loss)	$1,128	$(1,567)	—

(a)	Customers with demand of less than 1 MW annually.
(b)	Upon settlement of physical derivative power sales and purchase contracts that are accounted for on a mark-to-market basis, wholesale electricity revenues and natural gas fuel and purchase power expense are reported at approximated market prices instead of the contract price, as required by accounting rules. As a result, physically settled contract amounts include a noncash component, which EFC Holdings refers to as “unrealized.” For the three months ended March 31, 2009, these amounts totaled $60 million in net losses reported in wholesale electricity revenues and $41 million in net gains reported in natural gas fuel and purchased power expense.
(c)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.
(d)	2008 amounts have been reclassified to include effects of changes in fair values of positions entered into and settled within the period.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,		Change %
	2009	2008
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$29	$23	26.1
Lignite/coal	153	155	(1.3)

Total baseload fuel	182	178	2.2
Natural gas fuel and purchased power (a)	219	405	(45.9)
Amortization of intangibles (b)	70	82	(14.6)
Other costs	57	95	(40.0)

Fuel and purchased power costs	528	760	(30.5)
Delivery fees	315	304	3.6

Total	$843	$1,064	(20.8)

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear fuel	$5.55	$4.60	20.7
Lignite/coal (c)	16.93	15.58	8.7
Natural gas fuel and purchased power	43.94	65.38	(32.8)

Delivery fees per MWh	28.59	26.82	6.6

Production and purchased power volumes (GWh):

Nuclear	5,190	4,921	5.5
Lignite/coal	10,255	10,952	(6.4)

Total baseload generation	15,445	15,873	(2.7)
Natural gas-fueled generation	258	526	(51.0)
Purchased power	4,729	5,669	(16.6)

Total energy supply	20,432	22,068	(7.4)
Line loss and power imbalances	114	(675)	—

Net energy supply volumes	20,546	21,393	(4.0)

Baseload capacity factors (%):

Nuclear	104.6%	98.1%	6.6
Lignite/coal	81.4%	86.1%	(5.5)
Total baseload	88.0%	89.5%	(1.7)

(a)	See note (b) on previous page.
(b)	Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.
(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

Financial Results

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Operating revenues decreased $217 million, or 11%, to $1.766 billion in 2009.

Wholesale electricity revenues decreased $277 million, or 44%, as compared to 2008 when revenues increased 39%. Volatility in wholesale revenues and purchased power costs reflects movements in natural gas prices, as lower natural gas prices in 2009 drove a 40% decline in average wholesale electricity sales prices. Reported wholesale revenues and purchased power costs also reflect changes in volumes of bilateral contracting activity entered into to mitigate the effects of demand volatility and congestion. Results in 2009 reflect lower demand and related volatility and a decline in congestion. Realized gains in 2009 on hedging activities mitigated the effect of lower wholesale electricity prices (see discussion of results from commodity hedging and trading activities below).

A $40 million, or 3%, increase in retail electricity revenues reflected the following:

•

A two percent decline in retail sales volumes reduced revenues by $29 million. Lower average volumes per residential customer reflected the seven percent decrease in heating degree days. Small business and large business volumes reflect decreases in general economic conditions, partially offset by usage attributable to new customers.

•

Higher average pricing, principally in residential and non-contract business markets, contributed $68 million to the revenue increase. The change in average pricing reflected price increases due to higher contracted power supply costs and higher delivery fees resulting from advanced meter surcharges, as well as changes in customer mix.

•	Total retail electricity customer count at March 31, 2009 increased three percent from March 31, 2008 driven by a three percent increase in residential customers.

Bilateral electricity contracting activity includes hedging transactions that utilize contracts for physical delivery. Wholesale sales and purchases of electricity are reported gross in the income statement if the transactions are scheduled for physical delivery with ERCOT.

Other operating revenues decreased $11 million, or 12%, to $81 million in 2009 due to the effect of lower natural gas prices on sales of natural gas to retail industrial customers.

The decrease in operating revenues was partially offset by a $19 million reduction in amortization of intangible assets arising in purchase accounting.

Fuel, purchased power costs and delivery fees decreased $221 million, or 21%, to $843 million in 2009. This decrease was driven by lower purchased power costs due to the effect of lower natural gas prices, decreased demand and related volatility and reduced congestion as discussed above regarding wholesale revenues. Other factors included lower average fuel costs due primarily to lower natural gas-fueled generation and lower related fuel costs ($25 million), the effect of lower natural gas prices on natural gas purchased for sale to retail industrial customers ($30 million) and lower amortization of intangible assets arising in purchase accounting ($12 million).

Overall baseload generation production decreased 3% in 2009 reflecting a 6% decrease in lignite/coal-fueled production, partially offset by a 5% increase in nuclear production. The decrease in lignite/coal-fueled production reflected reductions during certain periods when power could be purchased in the wholesale market at prices below production costs, which was largely due to lower natural gas prices and higher wind-generation availability, as well as an increase in unplanned outages. The increase in nuclear production reflects a spring refueling outage in 2008 and no such outage in 2009.

Results from commodity hedging and trading activities include realized and unrealized gains and losses associated with financial instruments used for commodity hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading and hedging purposes. A substantial majority of the commodity hedging activities are intended to mitigate the risk of commodity price movements on future revenues and involve natural gas positions entered into as part of the long-term hedging program. The results of these activities have been volatile because of the effects of movements in forward natural gas prices on unrealized mark-to-market valuations. Following is an analysis of results from commodity hedging and trading activities for the three months ended March 31, 2009 and 2008:

Three Months ended March 31, 2009 — Unrealized mark-to-market net gains totaling $1.049 billion included:

•

$1.082 billion in net gains related to hedge positions, which includes $1.164 billion in net gains from changes in fair value and $82 million in net losses that represent reversals of previously recorded fair values of positions settled in the period, and

•

$33 million in net losses related to trading positions, which includes $9 million in net losses from changes in fair value and $24 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $79 million include:

•	$73 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, and

•	$6 million in net gains related to trading positions.

Three Months Ended March 31, 2008 — Unrealized mark-to-market net losses totaling $1.594 billion include:

•

$1.582 billion in net losses related to hedge positions, which includes $1.565 billion in net losses from changes in fair values and $17 million in net losses that represent reversals of previously recorded fair values of positions settled in the period;

•	$2 million in hedge ineffectiveness net losses related to unsettled positions accounted for as cash flow hedges;

•

$9 million in net gains related to trading positions, which includes $49 million in net gains from changes in fair values and $40 million in net losses that represent reversals of previously recorded fair values of positions settled in the period, and

•	$19 million in a “day one” loss related to a large hedge position (see Note 7 to Financial Statements).

Realized net gains totaling $27 million include:

•	$15 million in net losses related to positions that hedged electricity revenues and fuel and purchased power costs recognized in the period, and

•	$42 million in net gains related to trading positions.

Operating costs increased $9 million, or 6%, to $168 million in 2009. The increase reflected $10 million in higher maintenance costs incurred during planned and unplanned lignite-fueled plant outages in 2009, $4 million in operational readiness costs incurred in preparation for new lignite-fueled plant start-up and $4 million related to timing and scope of nuclear and natural gas-fueled plant base maintenance costs, partially offset by the effect of $9 million in 2008 maintenance costs incurred for a planned nuclear generation unit outage.

Depreciation and amortization increased $7 million, or 3%, to $276 million in 2009. The increase represents incremental amortization expense related to the intangible value of customer relationships.

SG&A expenses increased $21 million, or 14%, to $172 million in 2009. The increase reflected $5 million in higher costs associated with the transition to a new retail customer information management system, $5 million in higher retail bad debt expense, $5 million in higher costs related to consulting and employee-related expenses in generation and wholesale operations and $2 million in costs related to the nuclear generation development joint venture.

See Note 2 to Financial Statements for discussion of the additional impairment of goodwill.

Interest income decreased $2 million, or 22%, to $7 million in 2009 reflecting lower average loans to affiliates.

Interest expense and related charges decreased by $187 million, or 28%, to $471 million in 2009 reflecting a $205 million unrealized mark-to-market net gain related to interest rate swaps. There was an increase of $18 million partially offsetting the effect of the unrealized mark-to-market net gain, which reflected a $41 million increase in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges, $19 million in higher average borrowings and a $4 million increase in amortization of debt issuance costs, partially offset by $26 million in lower average rates and $20 million in increased capitalized interest.

Income tax expense on pretax income totaled $344 million in 2009 and income tax benefit on pretax losses totaled $664 million in 2008. The effective tax rate was 39.5% on pretax income in 2009 and 34.9% on a pretax loss in 2008. The increase in the rate reflects the nondeductible goodwill impairment in 2009 and the effect of interest accrued for uncertain tax positions.

Results increased $1.765 billion to net income of $526 million in 2009, driven by unrealized mark-to-market net gains related to commodity hedging activities, compared to unrealized net losses in 2008, and unrealized mark-to-market net gains related to interest rate swaps, partially offset by a charge for the impairment of goodwill.

Energy-Related Commodity Contracts and Mark-to-Market Activities –

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2009. The net change in these assets and liabilities, excluding “other activity” as described below, represents the pretax effect on earnings of positions in the commodity contract portfolio that are marked-to-market in net income (see Note 7 to Financial Statements). These positions represent both economic hedging and trading activities.

Three Months Ended March 31, 2009
Commodity contract net asset (liability) at beginning of period	$430

Settlements of positions (a)	(125)

Unrealized mark-to-market valuations of unsettled positions (b)	1,155

Other activity (c)	(2)

Commodity contract net asset (liability) at end of period (d)	$1,458

(a)	Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period).
(b)	Primarily represents mark-to-market effects of positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”).
(c)	This amount does not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration.
(d)	Excludes $18 million net liability associated with positions accounted for as cash flow hedges, including amounts reported in accumulated other comprehensive income related to transactions that have been dedesignated as cash flow hedges. See Note 7 to Financial Statements for additional discussion of commodity contracts assets and liabilities.

In addition to the effect on net income of recording unrealized mark-to-market gains and losses that are reflected in the table above, similar effects arise in the recording of unrealized ineffectiveness gains and losses associated with commodity-related positions accounted for as cash flow hedges. These effects on net income, which include reversals of previously recorded unrealized ineffectiveness gains and losses to offset realized gains and losses upon settlement, are reflected in the balance sheet as changes in cash flow hedge and other derivative assets and liabilities (see Note 7 to Financial Statements). The total pretax effect of recording unrealized gains and losses in net income related to commodity contracts under SFAS 133 is summarized as follows:

	Three Months Ended March 31,
	2009	2008
Unrealized gains/(losses) related to contracts marked-to-market	$1,030	$(1,592)

Ineffectiveness gains/(losses) related to cash flow hedges (a)	—	(2)

Total unrealized gains (losses) related to commodity contracts	$1,030	$(1,594)

(a)	See Note 7 to Financial Statements.

Maturity Table — Following are the components of the net commodity contract asset at March 31, 2009:

Amount
Net commodity contract asset	$1,458

Net liability associated with receipts of natural gas under physical gas exchange transactions	37

Amount of net asset arising from mark-to-market accounting	$1,495

The following table presents the net commodity contract asset arising from recognition of fair values under mark-to-market accounting as of March 31, 2009, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset at March 31, 2009
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(247)	$(90)	$(4)	$—	$(341)
Prices provided by other external sources	812	901	189	—	1,902
Prices based on models	(6)	(47)	15	(28)	(66)

Total	$559	$764	$200	$(28)	$1,495

Percentage of total fair value	38%	51%	13%	(2)%	100%

The “prices actively quoted” category reflects only exchange traded contracts for which active quotes are readily available. The “prices provided by other external sources” category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available. Over-the-counter quotes for power in ERCOT (excluding the West zone) generally extend through 2014 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 8 to Financial Statements for fair value disclosures required under SFAS 157 and for discussion of fair value measurements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities for the three months ended March 31, 2009 totaled $454 million compared to cash used of $183 million in 2008. The increase in cash provided of $637 million was due primarily to a favorable change in margin deposits reflecting the effect of lower forward natural gas prices on positions in the long-term hedging program.

Cash provided by financing activities decreased $638 million as summarized below:

	Three Months Ended March 31,
	2009	2008
Net issuances, repayments and repurchases of borrowings	$86	$740
Decrease in income tax related note payable to Oncor (see Note 10 to Financial Statements)	(8)	(8)
Contributions from noncontrolling interests	26	—
Other	1	11

Total provided by financing activities	$105	$743

Cash used in investing activities decreased $480 million as summarized below:

	Three Months Ended March 31,
	2009	2008
Net (loans to) repayments from affiliates	$—	$(174)
Capital expenditures, including nuclear fuel	(400)	(571)
Redemption of investment held in money market fund	142	—
Other	20	27

Total used in investing activities	$(238)	$(718)

The decline in capital spending for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily reflected a decrease in spending related to the construction of new generation facilities, which is nearing completion.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $111 million and $136 million for the three months ended March 31, 2009 and 2008, respectively. The differences represent amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs and delivery fees, other income and interest expense and related charges. The differences also reflect the amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice.

Debt Financing Activity — Long-term borrowings for the three months ended March 31, 2009 totaled $212 million consisting of borrowings under the TCEH Delayed Draw Term Loan Facility to fund capital expenditures principally related to the construction of the new generation facilities. Retirements for the three months ended March 31, 2009 totaled $124 million and included $65 million of a matured TCEH promissory note, $41 million repaid under the TCEH Initial Term Loan Facility and other repayments totaling $18 million, principally related to capitalized leases.

See Note 4 to Financial Statements for further detail of long-term debt and other financing arrangements.

EFC Holdings or its affiliates may from time to time purchase EFC Holdings’ outstanding debt securities for cash in open market purchases, privately negotiated transactions or other transactions. EFC Holdings will evaluate any such transactions in light of market prices of the securities, taking into account liquidity requirements and prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Available Liquidity — The following table summarizes changes in available liquidity for the three months ended March 31, 2009.

	Available Liquidity
	March 31, 2009	December 31, 2008	Change
Cash and cash equivalents	$800	$479	$321

Investments held in money market fund	—	142	(142)

TCEH Delayed Draw Term Loan Facility	310	522	(212)

TCEH Revolving Credit Facility (a)	1,748	1,767	(19)

TCEH Letter of Credit Facility	481	490	(9)

Total (b)	$3,339	$3,400	$(61)

Short-term investment (c)	$50	$—	$50

(a)	As of March 31, 2009 and December 31, 2008, the TCEH Revolving Credit Facility includes $142 million and $144 million, respectively, of undrawn commitments from Lehman that is only available from the fronting banks and the swingline lender.
(b)	Pursuant to PUCT rules, TCEH is required to maintain available liquidity to assure adequate credit worthiness of TCEH’s REP subsidiaries, including the ability to return retail customer deposits, if necessary. As a result, at March 31, 2009, the total availability under the TCEH credit facilities should be further reduced by $235 million. As a result of REP certification rule changes that added market and consumer protections and amended requirements related to security held for payments to transmission and distribution utilities, this amount is expected to decline to approximately $110 million during the second quarter of 2009.
(c)	Includes $50 million in letters of credit posted as an investment related to interest rate swaps. See Note 4 to Financial Statements.

Note: Available liquidity above does not include the amounts available from exercising the payment-in-kind (PIK) option on the EFH Corp. Toggle Notes and TCEH Toggle Notes. For the May and November 2009 payment dates, the TCEH Toggle Notes will add $189 million, and for the remaining payment dates from May 2010 through November 2012, the TCEH Toggle Notes could add approximately $0.6 billion of liquidity. For the May and November 2009 payment dates, the EFH Corp. Toggle Notes will add $290 million, and for the remaining payment dates from May 2010 through November 2012, the EFH Corp. Toggle Notes could add approximately $0.8 billion of liquidity for EFH Corp.

See Note 4 to Financial Statements for additional discussion of these credit facilities.

PIK Interest Election — EFH Corp. and TCEH have the option every six months until November 1, 2012 to use the payment-in-kind (PIK) feature of their respective toggle notes in lieu of making cash interest payments. EFH Corp. and TCEH elected to do so for the May 2009 and November 2009 interest payments as an efficient and cost-effective method to further enhance liquidity, in light of the weaker economy, including the effect of lower electricity demand, and the continuing uncertainty in the financial markets. EFH Corp. and TCEH will evaluate use of the PIK feature at each election period, taking into account market conditions and other relevant factors at such time.

EFH Corp. will make its May 2009 and November 2009 interest payments by using the PIK feature of the EFH Corp. Toggle Notes. The elections will increase the interest rate on the toggle notes from 11.25% to 12.00% during the applicable interest periods and require EFH Corp. to issue an additional $150 million and $159 million principal amount of EFH Corp. Toggle Notes on May 1, 2009 and November 1, 2009, respectively. In addition, the elections will increase liquidity by an amount equal to approximately $141 million and $149 million, constituting the amount of cash interest that otherwise would have been payable on May 1, 2009 and November 1, 2009, respectively, and increase the expected annual cash interest expense by approximately $35 million, constituting the additional cash interest that will be payable with respect to the $309 million of additional toggle notes.

Similarly, TCEH will make its May 2009 and November 2009 interest payments by using the PIK feature of the TCEH Toggle Notes. The elections will increase the interest rate on the TCEH Toggle Notes from 10.50% to 11.25% during the applicable interest periods and require issuance of an additional approximately $98.5 million and $104 million principal amount of TCEH Toggle Notes on May 1, 2009 and November 1, 2009, respectively. In addition, the elections will increase liquidity by an amount equal to approximately $92 million and $97 million, constituting the amount of cash interest that otherwise would have been payable on May 1, 2009 and November 1, 2009, respectively, and increase the expected annual cash interest expense by approximately $21 million, constituting the additional cash interest that will be payable with respect to the $202.5 million of additional toggle notes.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit and other forms of credit support to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility, an uncapped senior secured revolving credit facility, funds the cash collateral posting requirements for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of this facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the TCEH Commodity Collateral Posting Facility, at March 31, 2009, more than 95% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral requirements for those hedging transactions. See Note 4 to Financial Statements for more information about this facility.

As of March 31, 2009, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$402 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $317 million posted as of December 31, 2008;

•

$554 million in cash has been received from counterparties, net of $63 million in cash posted, for over-the-counter and other non-exchanged cleared transactions, as compared to $402 million received, net of $122 million in cash posted, as of December 31, 2008;

•	$348 million in letters of credit have been posted with counterparties, as compared to $342 million posted as of December 31, 2008, and

•	$36 million in letters of credit have been received from counterparties, as compared to $30 million received as of December 31, 2008.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e. the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e. the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. On over-the-counter transactions, such counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. As of March 31, 2009, restricted cash collateral was immaterial. See Note 11 to Financial Statements regarding restricted cash.

With the long-term hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit margin requirements. As of March 31, 2009, approximately 0.7 billion MMBtu of positions related to the long-term hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped TCEH Commodity Collateral Posting Facility supports the collateral posting requirements related to these transactions.

Sale of Accounts Receivable — Certain TCEH subsidiaries participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, these subsidiaries (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $382 million and $416 million at March 31, 2009 and December 31, 2008, respectively. See Note 3 to Financial Statements for a more complete description of the program including the impact of the program on the financial statements for the periods presented and the contingencies that could result in a reduction of funding available under the program.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of subsidiaries of EFC Holdings contain financial covenants that require maintenance of leverage ratios and/or contain a minimum net worth covenant. As of March 31, 2009, EFC Holdings’ subsidiaries were in compliance with all such covenants.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities, indentures governing the TCEH Senior Notes and the EFH Corp. Senior Notes and agreements related to certain series of TCEH’s pollution control revenue bonds contains covenants that could have a material impact on the liquidity and operations of EFC Holdings and its subsidiaries. See the 2008 Form 10-K for additional discussion of the covenants contained in these financing arrangements.

Adjusted EBITDA (as defined in the indenture governing the TCEH Senior Notes) for the twelve months ended March 31, 2009 totaled $3.5 billion for TCEH. See Exhibit 99(b) and 99(c) for a reconciliation of net income to Adjusted EBITDA for TCEH and EFH Corp., respectively, for the three and twelve months ended March 31, 2009 and 2008.

The following table summarizes various financial covenant ratios of EFH Corp. and TCEH as of March 31, 2009 and December 31, 2008 and the corresponding covenant threshold levels:

	March 31, 2009	December 31, 2008	Threshold Level
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to adjusted EBITDA ratio	4.65 to 1.00	4.77 to 1.00	Must not exceed 7.25 to 1.00

Debt Incurrence Covenants:
EFH Corp. Senior Notes:
EFH Corp. fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.3 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.3 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.3 to 1.0	1.3 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments:
EFH Corp. Senior Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (a)	1.3 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (a)	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	7.0 to 1.0	6.9 to 1.0	Equal to or less than 7.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.3 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to adjusted EBITDA ratio	8.6 to 1.0	8.7 to 1.0	At least 6.5 to 1.0

(a)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.

Credit Ratings — The issuer credit ratings as of March 31, 2009 for EFC Holdings and its subsidiaries are B-, B3 and B by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain of EFC Holdings’ debt securities. The credit ratings assigned for debt securities issued by EFC Holdings and certain of its subsidiaries and by EFH Corp. that are guaranteed by EFC Holdings as of March 31, 2009 are presented below:

	S&P	Moody’s	Fitch
EFH Corp. (Senior Unsecured) (a)	B-	Caa2	B+
EFC Holdings (Senior Unsecured)	CCC	Caa2	CCC
TCEH (Senior Secured)	B+	B1	BB
TCEH (Senior Unsecured) (b)	CCC	Caa1	B
TCEH (Unsecured)	CCC	Caa2	CCC

(a)	EFH Corp. Cash Pay Notes and EFH Corp. Toggle Notes
(b)	TCEH Cash Pay Notes and TCEH Toggle Notes

S&P has placed the ratings for EFH Corp. and its subsidiaries on “stable outlook.” In March 2009, Moody’s downgraded ratings for EFH Corp., EFC Holdings and TCEH and confirmed the outlook as negative, citing the current material degradation in economic factors combined with declining fundamentals associated with weaker commodity prices. In March 2009, Fitch downgraded certain ratings for EFH Corp., EFC Holdings and TCEH and changed the outlook for EFH Corp., EFC Holdings and TCEH from stable to negative, citing the effect of the economic slowdown in Texas and lower than anticipated market heat rates in ERCOT.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of March 31, 2009, counterparties to those contracts could have required TCEH to post up to an aggregate of $18 million in additional collateral. This amount largely represents the below market terms of these contracts as of March 31, 2009; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. As of March 31, 2009, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $25 million, with $13 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of March 31, 2009, TCEH maintained availability under its credit facilities of approximately $235 million. As a result of REP certification rule changes that added market and consumer protections and amended requirements related to security held for payments to transmission and distribution utilities, this amount is expected to decline to approximately $110 million during the second quarter 2009.

The RRC has rules in place to assure adequate credit worthiness of parties that have mining reclamation obligations. Under these rules, should the RRC determine that the credit worthiness of Luminant Generation Company LLC (a subsidiary of TCEH) is not sufficient to support its reclamation obligations, TCEH may be required to post cash or letter of credit collateral support in an amount currently estimated to be approximately $600 million to $800 million. The actual amount (if required) could vary depending upon numerous factors, including Luminant Generation Company LLC’s credit worthiness and the level of mining reclamation obligations.

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $34 million as of March 31, 2009 (which is subject to weekly adjustments based on settlement activity with ERCOT).

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH is required to post a letter of credit in an amount equal to $170 million to secure its payment obligations to Oncor if two or more of Oncor’s credit ratings are below investment grade.

Other arrangements of EFC Holdings and its subsidiaries, the accounts receivable securitization program (see Note 3 to Financial Statements) and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the relevant credit ratings.

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

A default by TCEH or any restricted subsidiary in respect of indebtedness, excluding indebtedness relating to the sale of receivables program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities such a default may cause the maturity of outstanding balances ($22.127 billion at March 31, 2009) under such facilities to be accelerated.

The indenture governing the TCEH Senior Notes contains a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of TCEH and any of its restricted subsidiaries in the aggregate amount equal to or greater than $250 million may cause the acceleration of the TCEH Senior Notes.

Under the terms of a TCEH rail car master equipment lease, which had approximately $49 million in remaining lease principal payments as of March 31, 2009, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of a TCEH rail car master lease, which had approximately $54 million in remaining lease payments as of March 31, 2009, if obligations of TCEH in the aggregate in excess of $200 million for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements have been accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

The indenture governing the EFH Corp. Senior Notes contains a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in the aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Notes.

The accounts receivable securitization program contains a cross default provision with a threshold of $200 million that applies in the aggregate to the originators, any parent guarantor of an originator or any subsidiary acting as collection agent under the program. TXU Receivables Company and EFH Corporate Services Company (a direct subsidiary of EFH Corp.), as collection agent, in the aggregate have a cross default threshold of $50,000. If any of the aforementioned defaults on indebtedness of the applicable threshold were to occur, the program could terminate.

EFC Holdings and its subsidiaries enter into energy-related and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if EFC Holdings or those subsidiaries were to default under an obligation in respect of borrowings in excess of thresholds, which vary, stated in the contracts. The subsidiaries whose default would trigger cross default vary depending on the contract.

Each of TCEH’s natural gas hedging agreements that are secured with a lien on its assets on a pari passu basis with the TCEH Senior Secured Facilities contains a cross default provision. In the event of a default by TCEH or any of its subsidiaries relating to indebtedness (such amounts varying by contract but ranging from $200 million to $250 million) that results in the acceleration of such debt, then each counterparty under these hedging agreements would have the right to terminate its hedge agreement with TCEH and require all outstanding obligations under such agreement to be settled.

In the event of a default by TCEH relating to indebtedness in an amount equal to or greater than $200 million that results in the acceleration of such debt, then each counterparty under TCEH’s interest rate swap agreements with an aggregate derivative liability of $1.7 billion at March 31, 2009 would have the right to terminate its interest rate swap agreement with TCEH and require all outstanding obligations under such agreement to be settled.

Other arrangements, including leases, have cross default provisions, the triggering of which would not result in a significant effect on liquidity.

Guarantees — See Note 5 to Financial Statements for details of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See discussion above under “Sale of Accounts Receivable” and in Note 3 to Financial Statements.

Also see Note 5 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

2009 Texas Legislative Session

The Texas Legislature convened in its regular biennial session in January 2009. The session will conclude June 1, 2009. EFC Holdings actively monitors and provides input regarding legislation that could impact its operations but cannot predict the outcome of the 2009 legislative process or its impact, if any, on its financial position, results of operations or cash flows.

Regulatory Investigations and Reviews

See Note 5 to Financial Statements.

Certification of REPs

In April 2009, the PUCT finalized a new rule relating to the Certification of Retail Electric Providers. The new rule strengthens the certification requirements for REPs in order to better protect customers, transmission and distribution utilities (TDUs), and other REPs from the insolvency and other harmful conditions and activities of REPs. The new rule is considered a competition rule and thus is subject to judicial review as specified in PURA. The new rule, among other things, increases creditworthiness requirements and financial reporting for REPs and provides additional customer protection requirements and regulatory asset consideration for TDU bad debt expenses. Under the new rule, TCEH will no longer be required to maintain additional available liquidity related to payments to TDUs. See “Financial Condition – Liquidity and Capital Resources – Available Liquidity” above.

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

ERCOT currently has a zonal wholesale market structure consisting of four geographic zones. The proposed location-based congestion-management market is referred to as a “nodal” market because wholesale pricing would differ across the various nodes on the transmission grid. The implementation of a nodal market is being done in conjunction with transmission improvements designed to reduce current congestion. Pursuant to a request from the PUCT, ERCOT announced in November 2008 a preliminary schedule for the implementation of the nodal market by December 2010.

ERCOT imposes a surcharge on all Qualified Scheduling Entities in the ERCOT market (including subsidiaries of TCEH) for the purpose of financing 38% of ERCOT’s expected nodal implementation costs. In November 2008, ERCOT filed a request with the PUCT for approval of an interim increase in the nodal surcharge from $0.169 per MWh to $0.38 per MWh. In March 2009, the PUCT voted to extend the existing nodal surcharge of $0.169 per MWh until May 31, 2009. At the current $0.169 per MWh nodal surcharge, the annual impact of the surcharge increase would be an estimated $12 to $13 million in expenses for 2009. At the direction of the PUCT, ERCOT submitted a request for approval of a permanent nodal surcharge, budget and schedule in March 2009. The proposed schedule continues to provide for implementation of a nodal market in December 2010. The PUCT is expected to consider ERCOT’s request in a contested case docket during the summer of 2009. EFC Holdings cannot predict the ultimate impact of the proposed nodal wholesale market design on its operations or financial results.

Summary

EFC Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter EFC Holdings’ basic financial position, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that EFC Holdings may experience a loss in value as a result of changes in market conditions affecting factors such as commodity prices and interest rates, that may be experienced in the ordinary course of business. EFC Holdings’ exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as the volatility and liquidity of markets. Instruments used to manage this exposure include interest rate swaps to manage interest rate risk related to indebtedness, as well as exchange traded, over-the-counter contracts and other contractual arrangements to manage commodity price risk as part of wholesale activities.

Risk Oversight

TCEH manages the commodity price, counterparty credit and commodity-related operational risk related to the unregulated energy business within limitations established by senior management and in accordance with overall risk management policies. Interest rate risk is managed centrally by the corporate treasury function. Market risks are monitored by risk management groups that operate independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies. Key risk control activities include, but are not limited to, transaction review and approval (including credit review), operational and market risk measurement, validation of transaction capture, portfolio valuation and reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

EFH Corp. has a corporate risk management organization that is headed by the Chief Financial Officer, who functions as the Chief Risk Officer. The Chief Risk Officer, through his designees, enforces applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in EFC Holdings’ businesses and their associated transactions.

Commodity Price Risk

TCEH is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products it markets or purchases. The company actively manages its portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on results of operations. The company, similar to other participants in the market, cannot fully manage the long-term value impact of structural declines or increases in natural gas and power prices and spark spreads (differences between the market price of electricity and its cost of production).

In managing energy price risk, TCEH enters into a variety of market transactions including, but not limited to, short- and long-term contracts for physical delivery, exchange traded and over-the-counter financial contracts and bilateral contracts with customers. Activities include hedging, the structuring of long-term contractual arrangements and proprietary trading. The company continuously monitors the valuation of identified risks and adjusts positions based on current market conditions. The company strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

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

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Month-end average Trading VaR:	$2	$6

Month-end high Trading VaR:	$3	$15

Month-end low Trading VaR:	$2	$2

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Month-end average MtM VaR:	$1,173	$2,290

Month-end high MtM VaR:	$1,470	$3,549

Month-end low MtM VaR:	$989	$1,087

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

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Month-end average EaR:	$1,150	$2,300

Month-end high EaR:	$1,450	$3,916

Month-end low EaR:	$970	$1,069

The decreases in the risk measures (MtM VaR and EaR) above were primarily driven by lower natural gas prices.

Interest Rate Risk

As of March 31, 2009, the potential reduction of annual pretax earnings due to a one-point increase in interest rates totaled approximately $28 million, taking into account the interest rate swaps discussed in Note 4 to Financial Statements.

Credit Risk

Credit Risk — Credit risk relates to the risk of loss associated with nonperformance by counterparties. EFC Holdings and its subsidiaries maintain credit risk policies with regard to their counterparties to minimize overall credit risk. These policies prescribe practices for evaluating a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty. EFC Holdings has processes for monitoring and managing credit exposure of its businesses including methodologies to analyze counterparties’ financial strength, measurement of current and potential future exposures and contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to assess overall credit exposure. This evaluation results in establishing exposure limits or collateral requirements for entering into an agreement with a counterparty that creates exposure. Additionally, the company has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Prospective material adverse changes in the payment history or financial condition of a counterparty or downgrade of its credit quality result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — EFC Holdings’ gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions arising from hedging and trading activities totaled $2.970 billion at March 31, 2009. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of March 31, 2009 include $652 million in accounts receivable from the retail sale of electricity to TCEH’s residential and business customers. Cash deposits held as collateral for these receivables totaled $103 million at March 31, 2009. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

Most of the remaining credit exposure is with TCEH’s wholesale counterparties. These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of March 31, 2009, the exposure to credit risk from the wholesale customers and counterparties totaled $2.318 billion taking into account standardized master netting contracts and agreements described above but before taking into account $655 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $1.663 billion increased approximately $900 million in the three months ended March 31, 2009, reflecting the increase in derivative assets related to the long-term hedging program due to the decline in forward natural gas prices.

Of this $1.663 billion net exposure, 96% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TCEH’s internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. TCEH routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of March 31, 2009, for wholesale counterparties. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from hedging and trading activities after taking into consideration netting within each contract and any master netting contracts with counterparties. The amounts below do not include asset liens held as security for a portion of the net exposure.

				Net Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$2,197	$607	$1,590	$1,196	$378	$16	$1,590
Noninvestment grade	121	48	73	71	2	—	73

Totals	$2,318	$655	$1,663	$1,267	$380	$16	$1,663

Investment grade	95%		96%
Noninvestment grade	5%		4%

In addition to the exposures in the table above, TCEH has contracts classified as “normal” purchase or sale and non-derivative contractual commitments that are not marked-to-market in the financial statements. Such contractual commitments may contain pricing that is favorable considering current market conditions and therefore represent economic risk if the counterparties do not perform. Nonperformance could have a material adverse impact on future results of operations, financial condition and cash flows.

TCEH does not anticipate any material adverse effect on financial position or results of operations due to nonperformance by any wholesale customer or counterparty.

TCEH had credit exposure to two wholesale counterparties each having an exposure greater than 10% of the net $1.663 billion credit exposure. These two counterparties represented 45% and 38%, respectively, of the net exposure. Exposure to these counterparties is viewed to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating and TCEH’s business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

With respect to credit risk related to the long-term hedging program, over 98% of the transaction volumes are with counterparties with an A credit rating or better. However, TCEH has current and potential credit concentration risk related to the limited number of counterparties that comprise the substantial majority of the program with such counterparties being in the banking and financial sector. The transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of a material downgrade in the credit rating of the counterparties. An event of default by one or more hedge counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts are owed to the counterparties related to the commodity contracts or delays in receipts of expected settlements if the hedge counterparties owe amounts to EFC Holdings. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through various ongoing risk management measures.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFC Holdings contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFC Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of its business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projection,” “target,” and “outlook”), are forward-looking statements. Although EFC Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Risk Factors” in the 2008 Form 10-K and the following important factors, among others, that could cause the actual results of EFC Holdings to differ materially from those projected in such forward-looking statements:

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

•

with respect to the lignite coal-fueled generation construction and development program, more specifically, EFC Holdings’ ability to fund such investments, changes in competitive market rules, unexpected judicial rulings, changes in environmental laws or regulations, changes in electric generation and emissions control technologies, changes in projected demand for electricity, the ability of EFC Holdings and its contractors to attract and retain, at projected rates, skilled labor for constructing the new generating units, changes in wholesale electricity prices or energy commodity prices, transmission capacity and constraints, supplier performance risk, changes in the cost and availability of materials necessary for the construction program and the ability of EFC Holdings to manage the significant construction, commissioning and start-up program to a timely conclusion with limited cost overruns.

Any forward-looking statement speaks only as of the date on which it is made, and there is no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for EFC Holdings to predict all of them; nor can EFC Holdings assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

INDUSTRY AND MARKET INFORMATION

The industry and market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources, including certain data published by ERCOT. EFC Holdings did not commission any of these publications or reports. Some data is also based on good faith estimates, which are derived from EFC Holdings’ review of internal surveys, as well as the independent sources listed above. Independent industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While it believes that each of these studies and publications is reliable, EFC Holdings has not independently verified such data and makes no representation as to the accuracy of such information. Forecasts are particularly likely to be inaccurate, especially over long periods of time, and EFC Holdings does not know what assumptions regarding general economic growth are used in preparing the forecasts included in this report. Similarly, while EFC Holdings believes that its internal and external research is reliable, it has not been verified by any independent sources, and EFC Holdings makes no assurances that the predictions contained therein are accurate.

Item 4.	CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of EFC Holdings’ management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, EFC Holdings’ management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in EFC Holdings’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting, except as discussed below.

During the first quarter of 2009, EFC Holdings substantially completed the implementation of a new SAP retail customer management system, including billing and accounts receivable. As with any material change in EFC Holdings’ internal control over financing reporting, the design of this application, along with the design of the internal controls included in its processes, were evaluated for effectiveness.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

Reference is made to the discussion in Note 5 regarding legal proceedings.

Item 1A.	RISK FACTORS.

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2008 Form 10-K.

Item 6.	Exhibits

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
31	Rule 13a – 14(a)/15d – 14 (a) Certifications.

31(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications.

32(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)			—	Condensed Statements of Consolidated Income (Loss) – Twelve Months Ended March 31, 2009.

99(b)			—	TCEH Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2009 and 2008.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2009 and 2008.

99(d)			—	Texas Competitive Electric Holdings Company LLC Condensed Consolidated Balance Sheet as of March 31, 2009 and related Condensed Statements of Consolidated Income (Loss), Comprehensive Income (Loss) and Cash Flows for the three-month periods ended March 31, 2009 and 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Competitive Holdings Company

By:	/s/ Stan Szlauderbach
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: May 6, 2009