Form 10-Q
period 2009-06-30
Energy Future Competitive Holdings CO
filed 2009-08-04
CIK 1445049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Common Stock Outstanding at August 3, 2009: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2008 Form 10-K	EFC Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under certain debt arrangements of TCEH and EFH Corp. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. EFC Holdings is providing TCEH’s and EFH Corp.’s Adjusted EBITDA in this Form 10-Q (see reconciliation in Exhibit 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of the certain covenants contained in the debt arrangements. EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFC Holdings’ presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

DOE	US Department of Energy

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH, and/or its consolidated subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FIN 46(R)	FIN No. 46 (Revised 2003), “Consolidation of Variable Interest Entities”

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

FSP	FASB Staff Position

FSP SFAS 107-1 and APB 28-1	FSP SFAS No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

FSP SFAS 115-2 and SFAS 124-2	FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

FSP SFAS 132(R)-1	FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

FSP SFAS 157-4	FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. The market heat rate is based on the price offer of the marginal supplier in Texas (generally natural gas plants) in generating electricity and is calculated by dividing the wholesale market price of electricity by the market price of natural gas.

Merger	The transaction referred to in Merger Agreement (Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.) that was completed on October 10, 2007.

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NRC	US Nuclear Regulatory Commission

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct wholly-owned subsidiary, consolidated as a variable interest entity under FIN 46(R), of Intermediate Holding and the direct majority owner of Oncor.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS No. 141 “Business Combinations,” whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

RRC	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 34	SFAS No. 34, “Capitalization of Interest Cost”

SFAS 123(R)	SFAS No. 123 (revised 2004), “Share-Based Payment”

SFAS 132(R)	SFAS No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Other Postretirement Benefits”

SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted

SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125”

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS 157	SFAS No. 157, “Fair Value Measurements”

SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”

SFAS 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”

SFAS 165	SFAS No. 165, “Subsequent Events”

SFAS 166	SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”

SFAS 167	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”

SFAS 168	SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”

SG&A	selling, general and administrative

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation, wholesale and retail energy markets and development and construction activities. Its major subsidiaries include Luminant and TXU Energy.

TCEH Finance	Refers to TCEH Finance, Inc., a direct, wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.

TCEH Senior Secured Facilities	Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 4 to Financial Statements for details of these facilities.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

v

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues	$1,945	$2,567	$3,711	$4,550
Fuel, purchased power costs and delivery fees	(957)	(1,658)	(1,800)	(2,723)
Net gain (loss) from commodity hedging and trading activities	(248)	(4,727)	880	(6,293)
Operating costs	(174)	(184)	(343)	(342)
Depreciation and amortization	(283)	(262)	(559)	(531)
Selling, general and administrative expenses	(192)	(171)	(363)	(322)
Franchise and revenue-based taxes	(22)	(23)	(47)	(48)
Impairment of goodwill (Note 2)	—	—	(70)	—
Other income (Note 12)	2	3	5	6
Other deductions (Note 12)	(4)	(14)	(14)	(19)
Interest income	11	15	19	24
Interest expense and related charges (Note 12)	(235)	(651)	(706)	(1,310)

Income (loss) before income taxes	(157)	(5,105)	713	(7,008)

Income tax (expense) benefit	50	1,816	(294)	2,480

Net income (loss)	(107)	(3,289)	419	(4,528)

Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to EFC Holdings	$(107)	$(3,289)	$419	$(4,528)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(107)	$(3,289)	$419	$(4,528)

Other comprehensive income (loss), net of tax effects:

Cash flow hedges:
Net increase (decrease) in fair value of derivatives (net of tax (expense) benefit of $—, $(208), $9 and $23)	1	385	(16)	(43)
Derivative value net (gain) loss related to hedged transactions recognized during the period and reported in net income (loss) (net of tax (expense) benefit of $17, $13, $32 and $23)	32	24	58	42

Total adjustments to net income (loss)	33	409	42	(1)

Comprehensive income (loss)	(74)	(2,880)	461	(4,529)

Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Comprehensive income (loss) attributable to EFC Holdings	$(74)	$(2,880)	$461	$(4,529)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(millions of dollars)

	Six Months Ended June 30,
	2009	2008
Cash flows — operating activities:
Net income (loss)	$419	$(4,528)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	854	779
Deferred income tax expense (benefit) — net	311	(2,476)
Noncash interest expense related to pushed down debt of Parent (Note 4)	131	125
Impairment of goodwill (Note 2)	70	—
Unrealized net (gains) losses from mark-to-market valuations of commodity positions	(710)	6,363
Unrealized net gains from mark-to-market valuations of interest rate swaps	(665)	—
Bad debt expense	44	33
Stock-based incentive compensation expense	5	3
Other net	4	4
Changes in operating assets and liabilities:
Margin deposits — net	98	(2,003)
Other operating assets and liabilities	(74)	25

Cash provided by (used in) operating activities	487	(1,675)

Cash flows — financing activities:
Issuances of long-term debt:
Pollution control revenue bonds	—	242
Other long-term debt (Note 4)	435	762
Repayments/repurchases of long-term debt:
Pollution control revenue bonds	—	(242)
Other long-term debt (Note 4)	(171)	(108)
Increase in short-term borrowings (Note 4)	—	2,640
Decrease in income tax-related note payable to Oncor	(17)	(16)
Contributions from noncontrolling interests (Note 6)	32	—
Debt discount, financing and reacquisition expenses	—	(4)
Other — net	1	22

Cash provided by financing activities	280	3,296

Cash flows — investing activities:
Net loans to affiliates	(442)	(442)
Capital expenditures	(735)	(1,014)
Nuclear fuel purchases	(87)	(84)
Redemption of investment held in money market fund	142	—
Reduction of restricted cash related to letter of credit facility (Note 4)	115	—
Reduction of restricted cash related to pollution control revenue bonds	—	29
Transfer of cash collateral to custodian account	3	(179)
Proceeds from sale of environmental allowances and credits	7	28
Purchases of environmental allowances and credits	(14)	(17)
Proceeds from sales of nuclear decommissioning trust fund securities	2,231	475
Investments in nuclear decommissioning trust fund securities	(2,238)	(482)
Other	25	12

Cash used in investing activities	(993)	(1,674)

Net change in cash and cash equivalents	(226)	(53)

Cash and cash equivalents — beginning balance	479	215

Cash and cash equivalents — ending balance	$253	$162

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions of dollars)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$253	$479
Investments held in money market fund	—	142
Restricted cash (Note 12)	1	4
Trade accounts receivable — net (Note 3)	895	994
Notes receivable from parent (Note 11)	1,026	584
Inventories (Note 12)	380	361
Commodity and other derivative contractual assets (Note 7)	3,136	2,391
Accumulated deferred income taxes	136	21
Margin deposits related to commodity positions	345	439
Other current assets	68	86

Total current assets	6,240	5,501

Restricted cash (Note 12)	1,135	1,250
Investments (Note 12)	499	484
Property, plant and equipment — net (Note 12)	21,011	20,902
Goodwill (Note 2)	10,252	10,322
Intangible assets — net (Note 2)	2,727	2,774
Commodity and other derivative contractual assets (Note 7)	1,219	962
Other noncurrent assets, principally unamortized debt issuance costs	755	805

Total assets	$43,838	$43,000

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings (Note 4)	$900	$900
Long-term debt due currently (Note 4)	207	269
Trade accounts payable — nonaffiliates	768	1,000
Trade accounts and other payable to affiliates	215	171
Commodity and other derivative contractual liabilities (Note 7)	3,073	2,730
Margin deposits related to commodity positions	528	525
Accrued income taxes payable to parent (Note 11)	20	33
Accrued taxes other than income	72	70
Accrued interest	336	354
Other current liabilities	301	275

Total current liabilities	6,420	6,327

Accumulated deferred income taxes	5,603	5,242
Commodity and other derivative contractual liabilities (Note 7)	1,358	2,095
Notes or other liabilities due affiliates (Note 11)	237	254
Long-term debt, less amounts due currently (Note 4)	32,077	31,556
Other noncurrent liabilities and deferred credits (Note 12)	2,612	2,528

Total liabilities	48,307	48,002

Commitments and Contingencies (Note 5)

Equity (Note 6):
EFC Holdings shareholders’ equity	(4,501)	(5,002)
Noncontrolling interests in subsidiaries	32	—

Total equity	(4,469)	(5,002)

Total liabilities and equity	$43,838	$43,000

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2008 Form 10-K, with the exception of the adoption of SFAS 160, 161 and 165, FSP SFAS 157-4 and FSP SFAS 107-1 and APB 28-1 as discussed below. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2008 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated. Subsequent events have been evaluated through August 3, 2009, the date these condensed consolidated financial statements were issued.

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

Changes in Accounting Standards

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Effective January 2009, EFC Holdings classified the noncontrolling interests created as part of the nuclear generation development joint venture formed in the first quarter of 2009 as a separate component of equity in the balance sheet, and reported consolidated net income (loss) includes the net income attributable to noncontrolling interests, the amount of which was immaterial in the period from the formation of the joint venture in January 2009 through June 30, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS 161 enhances required disclosures regarding derivatives and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement was effective with reporting for the three months ended March 31, 2009. As SFAS 161 provides only disclosure requirements, the adoption of this standard did not have any effect on reported results of operations or financial condition. The disclosures are provided in Note 7.

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires the disclosure of summarized financial information about the fair value of financial instruments for interim reporting. This FSP is effective for interim reporting periods ending after June 15, 2009, and EFC Holdings adopted it as of April 1, 2009. As the FSP provides only disclosure requirements, the adoption of this FSP did not have any effect on reported results of operations, financial condition or cash flows. The disclosures are provided in Note 9.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which changed the guidance for recording impairment of investments in debt securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is expected to affect many utility companies that hold debt securities in nuclear decommissioning trust funds. However, EFC Holdings’ adoption of this FSP as of April 1, 2009 did not affect the accounting for the nuclear decommissioning trust fund because the trust balance is reported at fair value, with changes in fair value of the trust resulting in changes in Oncor’s regulatory asset or liability related to the decommissioning cost. This FSP also requires the disclosure of information about the fair value of the investments for interim reporting as provided in Note 12.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP is effective for interim reporting periods ending after June 15, 2009, and EFC Holdings adopted it as of April 1, 2009. This FSP did not change EFC Holdings’ fair value measurement techniques. However, the FSP requires disclosures of additional detail of securities held in EFC Holdings’ nuclear decommissioning trust that are provided in Note 8.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which requires disclosure of the date through which EFC Holdings has evaluated subsequent events related to the financial statements being issued and the basis for that date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. EFC Holdings’ adoption of this rule as of April 1, 2009 did not affect reported results of operations, financial condition or cash flows, and the required disclosure is provided above in “Basis of Presentation.”

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for periods beginning after November 15, 2009. EFC Holdings is evaluating the impact of SFAS 166 on its financial statements and footnote disclosures with respect to its sale of accounts receivables program discussed in Note 3.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures. SFAS 167 is effective for periods beginning after November 15, 2009. EFC Holdings is evaluating the impact of SFAS 167 on its financial statements and footnote disclosures, including the impact to its sale of accounts receivable program discussed in Note 3.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. EFC Holdings will implement SFAS 168 in its third quarter Form 10-Q by updating the previous FASB references to the Codification.

2.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Reported goodwill totaled $10.25 billion and $10.32 billion as of June 30, 2009 and December 31, 2008, respectively.

In the first quarter of 2009, EFC Holdings recorded a $70 million goodwill impairment charge. This charge resulted from the completion of fair value calculations supporting the initial $8.0 billion goodwill impairment charge that was recorded in the fourth quarter of 2008. The impairment charge primarily reflected the dislocation in the capital markets during the fourth quarter of 2008 that increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of declines in market values of debt and equity securities of comparable companies. The impairment determination involved significant assumptions and judgments in estimating EFC Holdings’ enterprise value and the fair values of its assets and liabilities. There have been no other goodwill impairments recorded since the Merger.

The calculations supporting the impairment determination utilized models that take into consideration multiple inputs, including commodity prices, debt yields, equity prices of comparable companies and other inputs. Those models were generally used in developing long-term forward price curves for certain commodities and discount rates for determining fair values of certain individual assets and liabilities of EFC Holdings. The fair value measurements resulting from such models are classified as Level 3 measurements consistent with the guidance in SFAS 157 (see Note 8).

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Retail customer relationship	$463	$173	$290	$463	$130	$333
Favorable purchase and sales contracts	700	322	378	700	249	451
Capitalized in-service software	176	19	157	48	13	35
Environmental allowances and credits	989	162	827	994	121	873
Mining development costs	19	3	16	19	2	17

Total intangible assets subject to amortization	$2,347	$679	1,668	$2,224	$515	1,709

Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			104			110

Total intangible assets			$2,727			$2,774

Amortization expense related to intangible assets consisted of:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line	2009	2008	2009	2008
Retail customer relationship	Depreciation and amortization	$21	$13	$43	$26

Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	32	44	73	103

Capitalized in-service software	Depreciation and amortization	4	2	6	5

Environmental allowances and credits	Fuel, purchased power costs and delivery fees	20	24	41	50

Mining development costs	Depreciation and amortization	1	—	1	—

Total amortization expense		$78	$83	$164	$184

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense related to identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Amount
2009	$336
2010	215
2011	173
2012	138
2013	122

3.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

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

The maximum amount currently available under the accounts receivable securitization program is $700 million, and the program funding totaled $496 million at June 30, 2009. Under the terms of the program, available funding was reduced by the total of $103 million of customer deposits held by the originators at June 30, 2009 because TCEH’s credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests. The balance of the subordinated notes payable, which is reported in trade accounts receivable, totaled $350 million and $268 million at June 30, 2009 and December 31, 2008, respectively.

The discount from face amount on the purchase of receivables from the originators principally funds program fees paid to the funding entities. The program fees, which are also referred to as losses on sale of the receivables under SFAS 140, consist primarily of interest costs on the underlying financing. The discount also funds a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company, a direct wholly-owned subsidiary of EFH Corp., which provides recordkeeping services and is the collection agent for the program.

Program fee amounts, which are reported in SG&A expenses, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Program fees	$3	$4	$7	$11
Program fees as a percentage of average funding (annualized)	2.9%	4.9%	3.3%	6.0%

The trade accounts receivable balance reported in the June 30, 2009 consolidated balance sheet has been reduced by $846 million face amount of retail accounts receivable sold to TXU Receivables Company, partially offset by the inclusion of $350 million of subordinated notes receivable from TXU Receivables Company. Funding under the program increased $80 million and $119 million for the six month periods ending June 30, 2009 and 2008, respectively. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company were as follows:

	Six Months Ended June 30,
	2009	2008
Cash collections on accounts receivable	$2,769	$2,844
Face amount of new receivables purchased	(2,931)	(2,987)
Discount from face amount of purchased receivables (to fund fees paid)	8	13
Program fees paid to funding entities	(7)	(11)
Servicing fees paid to EFH Corp. subsidiary for recordkeeping and collection services	(1)	(2)
Increase in subordinated notes payable	82	24

Operating cash flows provided to originators under the program	$(80)	$(119)

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator. In addition, the program may be terminated if TXU Receivables Company or the EFH Corp. subsidiary acting as collection agent defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than the EFH Corp. subsidiary, any parent guarantor of an originator or any originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. As of June 30, 2009, there were no such events of termination.

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

Trade Accounts Receivable

	June 30, 2009	December 31, 2008
Gross wholesale and retail trade accounts receivable	$1,448	$1,474
Retail accounts receivable sold to TXU Receivables Company	(846)	(684)
Subordinated notes receivable from TXU Receivables Company	350	268
Allowance for uncollectible accounts	(57)	(64)

Trade accounts receivable — reported in balance sheet	$895	$994

Gross trade accounts receivable at June 30, 2009 and December 31, 2008 included unbilled revenues of $561 million and $427 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2009	2008
Allowance for uncollectible accounts receivable as of beginning of period	$64	$24
Increase for bad debt expense	44	33
Decrease for account write-offs	(51)	(34)

Allowance for uncollectible accounts receivable as of end of period	$57	$23

4.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At June 30, 2009, EFC Holdings and its subsidiaries had outstanding short-term borrowings of $900 million at a weighted average interest rate of 3.80%, excluding certain customary fees, at the end of the period. At December 31, 2008, EFC Holdings and its subsidiaries had outstanding short-term borrowings of $900 million at a weighted average interest rate of 3.95%, excluding certain customary fees, at the end of the period. All short-term borrowings were under the TCEH Revolving Credit Facility.

Credit Facilities

EFC Holdings’ (through TCEH) credit facilities with cash borrowing and/or letter of credit availability at June 30, 2009 are presented below. The facilities are all senior secured facilities.

		At June 30, 2009
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Delayed Draw Term Loan Facility (a)	October 2014	$4,100	$—	$3,997	$87
TCEH Revolving Credit Facility (b)	October 2013	2,700	48	900	1,726
TCEH Letter of Credit Facility (c)	October 2014	1,250	—	1,250	—

Subtotal TCEH (d)		$8,050	$48	$6,147	$1,813

TCEH Commodity Collateral Posting Facility (e)	December 2012	Unlimited	$—	$—	Unlimited

(a)	Facility to be used to fund expenditures for constructing certain new generation facilities and environmental upgrades of existing generation facilities, including previously incurred expenditures not yet funded under this facility. Borrowings are classified as long-term debt. Availability amount excludes $16 million of commitments from a subsidiary of Lehman Brothers Holding Inc. (such subsidiary, Lehman) that has filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. The commitment under this facility terminates in October 2009. In July 2009, this facility was fully drawn.
(b)	Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. Availability amount includes $139 million of commitments from Lehman that are only available from the fronting banks and the swingline lender and excludes $26 million of requested cash draws that have not been funded by Lehman. All outstanding borrowings under this facility at June 30, 2009 bear interest at LIBOR plus 3.5%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility.
(c)	Facility used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility were drawn at the closing of the Merger, are classified as long-term debt, and except for $115 million related to a letter of credit drawn in June 2009, have been retained as restricted cash. Letters of credit totaling $668 million issued as of June 30, 2009 are supported by the restricted cash, and the remaining letter of credit availability totals $467 million.
(d)	Pursuant to PUCT rules, TCEH is required to maintain available capacity under its credit facilities to assure adequate credit worthiness of TCEH’s REP subsidiaries, including the ability to return retail customer deposits, if necessary. As a result, at June 30, 2009, the total availability under the TCEH credit facilities should be further reduced by $231 million.
(e)	Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 680 million MMBtu as of June 30, 2009. As of June 30, 2009, there were no borrowings under this facility. See “TCEH Senior Secured Facilities” below for additional information.

Long-Term Debt

At June 30, 2009 and December 31, 2008, long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	171
0.400% Floating Series 2001D-2 due May 1, 2033 (b)	97	97
0.550% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
0.400% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (d)	(154)	(161)

Senior Secured Facilities:
3.821% TCEH Initial Term Loan Facility maturing October 10, 2014 (e)(f)	16,162	16,244
3.821% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (e)(f)	3,997	3,562
3.810% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	1,250	1,250
0.295% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (g)	—	—

Other:
10.25% Fixed Senior Notes due November 1, 2015	3,000	3,000
10.25% Fixed Senior Notes Series B due November 1, 2015	2,000	2,000
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,848	1,750
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.100% Promissory Note due January 5, 2009	—	65
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	55	67
Capital lease obligations	163	159
Unamortized fair value discount (d)	(5)	(6)

Total TCEH	$29,856	$29,470

	June 30,	December 31,
	2009	2008
EFC Holdings (parent entity)
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$55	$55
8.254% Fixed Notes due in quarterly installments through December 31, 2021	51	53
1.828% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017 (h)	1,000	1,000
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017 (h)	1,325	1,250
Unamortized fair value discount (d)	(12)	(12)

Total EFC Holdings	2,428	2,355

Total EFC Holdings consolidated	32,284	31,825
Less amount due currently	(207)	(269)

Total long-term debt	$32,077	$31,556

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at June 30, 2009. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rate in effect at June 30, 2009. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.
(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(e)	Interest rate swapped to fixed on $17.55 billion principal amount.
(f)	Interest rates in effect at June 30, 2009. The TCEH Delayed Draw Term loan facility rate excludes a commitment fee paid quarterly in arrears on the undrawn portion of the commitments at a rate equal to 1.50% per annum.
(g)	Interest rates in effect at June 30, 2009, excluding a quarterly maintenance fee of approximately $11 million. See “Credit Facilities” above for more information.
(h)	Represents 50% of the principal amount of EFH Corp. debt guaranteed by EFC Holdings (pushed-down debt) per the discussion below under “EFH Corp. Senior Notes.”

Debt-Related Activity in 2009 — Repayments of long-term debt in 2009 totaling $171 million represented principal payments at scheduled maturity dates as well as other repayments totaling $24 million, principally related to capitalized leases. Payments at scheduled amortization or maturity dates included $82 million repaid under the TCEH Initial Term Loan Facility and $65 million of a TCEH promissory note.

Increases in long-term debt during 2009 totaling $435 million consisted of borrowings under the TCEH Delayed Draw Term Loan Facility to fund expenditures related to construction of new generation facilities and environmental upgrades of existing lignite/coal-fueled generation facilities. In addition, long-term debt increased as a result of the issuance of $75 million of EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes) and $98 million of TCEH’s 10.50%/11.25% Senior Toggle Notes due November 1, 2016 (TCEH Toggle Notes) in lieu of cash interest payments as discussed below.

EFH Corp. and TCEH have the option every six months until November 1, 2012, at their election, to use the payment-in-kind (PIK) feature of their respective toggle notes in lieu of making cash interest payments.

EFH Corp. made its May 2009 interest payment and will make its November 2009 interest payment by using the PIK feature of the EFH Corp. Toggle Notes. During the applicable interest periods, the interest rate on the toggle notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the EFH Corp. Toggle Notes by $150 million on May 1, 2009 and will further increase the aggregate principal amount of the EFH Corp. Toggle Notes by $159 million on November 1, 2009. The elections increased liquidity as of May 1, 2009 by an amount equal to approximately $141 million and will further increase liquidity as of November 1, 2009 by an amount equal to approximately $149 million, with such amounts constituting the amount of cash interest that otherwise would have been payable on May 1, 2009 and November 1, 2009, respectively, and will increase the expected annual cash interest expense by approximately $35 million, constituting the additional cash interest that will be payable with respect to the $309 million of additional toggle notes.

Similarly, TCEH made its May 2009 interest payment and will make its November 2009 interest payment by using the PIK feature of the TCEH Toggle Notes. During the applicable interest periods, the interest rate on the toggle notes is increased from 10.50% to 11.25%. TCEH increased the aggregate principal amount of the TCEH Toggle Notes by $98 million on May 1, 2009 and will further increase the aggregate principal amount of the TCEH Toggle Notes by approximately $104 million on November 1, 2009. The elections increased liquidity as of May 1, 2009 by an amount equal to approximately $92 million and will further increase liquidity as of November 1, 2009 by an amount equal to approximately $97 million, with such amounts constituting the amount of cash interest that otherwise would have been payable on May 1, 2009 and November 1, 2009, respectively, and will increase the expected annual cash interest expense by approximately $21 million, constituting the additional cash interest that will be payable with respect to the $202 million of additional toggle notes.

TCEH Senior Secured Facilities — The applicable rate on borrowings under the TCEH Initial Term Loan Facility, the TCEH Delayed Draw Term Loan Facility, the TCEH Revolving Credit Facility and the TCEH Letter of Credit Facility as of June 30, 2009 is provided in the long-term debt table above and reflects LIBOR-based borrowings.

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

TCEH Senior Notes — Borrowings under TCEH’s and TCEH Finance’s (collectively, the Co-Issuers) 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes Series B due November 1, 2015 (collectively, TCEH Cash-Pay Notes) bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.25% per annum. Borrowings under the TCEH Toggle Notes bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest (as defined below). For any interest period until November 1, 2012, the Co-Issuers may elect to pay interest on the notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (Payment-in-Kind or PIK Interest); or (iii) 50% in cash and 50% in PIK Interest.

The TCEH Cash-Pay Notes and the TCEH Toggle Notes (collectively the TCEH Senior Notes) are fully and unconditionally guaranteed on a joint and several basis by TCEH’s direct parent, EFC Holdings (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities.

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

The EFH Corp. Senior Notes are fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, EFC Holdings reflects $2.325 billion principal amount of the EFH Corp. Senior Notes on its balance sheet and the related interest expense in its income statement. The amount reflected on EFC Holdings’ balance sheet, which represents 50% of the EFH Corp. debt guaranteed by EFC Holdings, was calculated based upon the relative equity investment of EFC Holdings and Intermediate Holding in their respective operating subsidiaries at the time of the Merger. Because payment of principal and interest on the notes is the responsibility of EFH Corp., EFC Holdings records the settlement of such amounts as noncash capital contributions from EFH Corp. See Note 12 to Financial Statements in the 2008 Form 10-K for more information on the notes and guarantees.

EFH Corp. may redeem the EFH Corp. Senior Notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, before November 1, 2010, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFH Corp. Toggle Notes from time to time at a redemption price of 110.875% of the aggregate principal amount of the EFH Corp. Cash-Pay Notes, plus accrued and unpaid interest, if any, or 111.250% of aggregate principal amount of the EFH Corp. Toggle Notes, plus accrued and unpaid interest, if any. EFH Corp. may also redeem the EFH Corp. Senior Notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. Upon the occurrence of a change in control of EFH Corp., EFH Corp. must offer to repurchase the EFH Corp. Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

TCEH Interest Rate Swap Transactions —TCEH has entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $17.55 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 8.3% on debt maturing from 2009 to 2014. Interest rate swaps on an aggregate of $15.05 billion were being accounted for as cash flow hedges related to variable interest rate cash flows until August 29, 2008, at which time these swaps were dedesignated as cash flow hedges as a result of the intent to change the variable interest rate terms of the hedged debt (from three-month LIBOR to one-month LIBOR) in connection with the planned execution of interest rate basis swaps (discussed immediately below) to further reduce the fixed borrowing costs. Based on the fair value of the positions, the cumulative unrealized mark-to-market net losses related to these interest rate swaps totaled $431 million (pre-tax) at the dedesignation date and was recorded in accumulated other comprehensive income. This balance will be reclassified into net income as interest on the hedged debt is reflected in net income. No ineffectiveness gains or losses were recorded.

As of June 30, 2009, TCEH has interest rate basis swap transactions entered into prior to 2009 pursuant to which quarterly payment of the floating interest rates at three-month LIBOR on an aggregate of $10.95 billion of senior secured term loans of TCEH were exchanged for floating interest rates of one-month LIBOR plus spreads ranging from 0.076% to 0.292%. TCEH added interest rate basis swap transactions in January and February 2009 pursuant to which payments of the floating interest rates at three-month LIBOR on an aggregate of $5 billion of senior secured term loans of TCEH were exchanged for floating interest rates at one-month LIBOR plus spreads ranging from 0.201% to 0.353%. In addition, in May 2009, concurrent with the maturity of a basis swap related to $2.095 billion of debt, TCEH entered into interest rate basis swap transactions pursuant to which payment of the floating interest rates at three-month LIBOR on an aggregate of $1.45 billion of senior secured term loans of TCEH were exchanged for floating interest rates at one-month LIBOR plus a spread of approximately 0.191%.

The interest rate swap counterparties are secured by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities. Subsequent to the dedesignation in August 2008 discussed above, changes in the fair value of such swaps are being reported in the income statement in interest expense and related charges, and such unrealized mark-to-market net gains totaled $460 million and $665 million in the three and six months ended June 30, 2009, respectively. There were no unrealized mark-to-market gains or losses in net income on interest rate swaps for the three and six months ended June 30, 2008. The cumulative unrealized mark-to-market net liability related to the swaps totaled $1.3 billion at June 30, 2009, of which $294 million (pre-tax) was reported in accumulated other comprehensive income.

In February and March 2009, EFH Corp. and TCEH entered into collateral funding transactions with counterparties to certain interest rate swap agreements related to TCEH debt. Under the terms of these transactions, which the companies elected to enter into as a cash management measure, as of June 30, 2009 EFH Corp. has posted $400 million in cash and TCEH has posted $65 million in letters of credit (including $15 million posted pursuant to an April 2009 amendment) to the counterparties, with the outstanding balance of such collateral earning interest. At June 30, 2009, the mark-to-market liability under each interest rate swap agreement exceeded the collateral posted under such agreement. In particular, the mark-to-market liability related to the $400 million cash posting totaled $707 million at June 30, 2009. EFH Corp. and TCEH are not required to post any additional collateral to these counterparties, regardless of the mark-to-market liability under the applicable swap agreement, and the applicable counterparty will return the cash collateral to the extent the mark-to-market liability under the applicable swap agreement falls below the funded amount, subject to a $50 million minimum transfer amount. The counterparties are required to return any remaining collateral to EFH Corp. and TCEH, respectively, on March 31, 2010. The cash collateral was recorded as an investment and is presented in the balance sheet as a separate line item under current assets, and interest received is recorded as interest income.

5.	COMMITMENTS AND CONTINGENCIES

Generation Development

TCEH has executed EPC agreements for the development of three lignite-fueled generation units in Texas, two units at Oak Grove and one at Sandow. Significant progress has been made on the construction of the Oak Grove units, and the unit at Sandow is in the commissioning and start-up phase.

In connection with the acquisition of the development rights to the Sandow unit, a subsidiary of TCEH (Sandow Power Company LLC, or Sandow Power) became a party to a federal consent decree with, among others, the US Department of Justice in August 2007 (the Consent Decree). A 2007 federal court order related to the Consent Decree requires that, among other things, the Sandow unit achieve commercial operations (as defined in the Consent Decree) and meet certain emission rate limits by August 31, 2009. The Sandow unit met the commercial operations deadline by synchronizing to the ERCOT grid in early July 2009. However, due to unforeseen weather events and equipment malfunctions experienced during commissioning and start-up activities, Sandow Power does not expect that the Sandow unit, operating at full capacity, would meet the required emission rate limits on or before August 31, 2009. Under the terms of the Consent Decree, Sandow Power may request an extension to the emission rate deadlines for certain force majeure events (including such events as the weather events and equipment malfunctions described above). On July 14, 2009, pursuant to these provisions, Sandow Power requested a 59-day extension of the emissions rate deadlines and certain other requirements that apply beginning on August 31, 2009. If the parties to the Consent Decree do not agree to an extension or the federal district court that presides over the Consent Decree does not grant an extension, Sandow Power could incur material non-compliance penalties for failing to meet the applicable emission rate limits on a sustained basis. Because of a number of variables, including duration of any violations, applicable penalty rates and potential recoveries, EFC Holdings cannot currently estimate the amount of such penalties, if any. This matter is not expected to have a material effect on the continuing progress of the unit commissioning and start-up.

TCEH has received the air permits for the Sandow and Oak Grove units. However, the Oak Grove air permit remains the subject of litigation as discussed below under “Litigation Related to Generation Facilities.”

Construction work-in-process asset balances for the Oak Grove units totaled approximately $3.1 billion as of June 30, 2009, which includes the effects of the fair value adjustments related to purchase accounting and capitalized interest. In the unexpected event the development of the Oak Grove units was cancelled, the cancellation exposure as of June 30, 2009 totaled $3.2 billion, which includes the carrying value of the project and up to approximately $150 million of termination obligations. This estimated exposure amount excludes any potential recovery values for assets acquired to date and for assets already owned prior to executing such agreements that are being utilized in these projects.

Litigation Related to Generation Facilities

In September 2007, an administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas was filed in the State District Court of Travis County, Texas. Plaintiffs asked that the District Court reverse the TCEQ’s approval of the Oak Grove air permit and the TCEQ’s adoption and approval of the TCEQ Executive Director’s Response to Comments, and remand the matter back to TCEQ for further proceedings. In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before the TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings. Finally, the plaintiffs in these two additional lawsuits filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to the SOAH for further proceedings. One of the plaintiffs has asked the District Court to consolidate all these proceedings, and the Attorney General of Texas, on behalf of TCEQ, filed pleas to the jurisdiction seeking dismissal of all but the administrative appeal. In May 2009, the District Court dismissed the claims that contest the merits of the TCEQ’s permitting decision, but declined to dismiss the claims that contest the process by which the TCEQ handled the permit application. Oak Grove Management Company LLC (a subsidiary of TCEH) has subsequently intervened in these proceedings and has filed its own pleas to the jurisdiction asking the court to dismiss the remaining collateral attack claims. EFC Holdings believes the Oak Grove air permit granted by the TCEQ was issued in accordance with applicable law. There can be no assurance that the outcome of these matters will not adversely impact the Oak Grove project.

In July 2008, the Sierra Club announced that it may sue Luminant, after the expiration of a 60-day waiting period, for violating federal Clean Air Act provisions in connection with Luminant’s Martin Lake generation facility. EFC Holdings cannot predict whether the Sierra Club will actually file suit relating to Martin Lake or the outcome of any such proceeding.

Other Litigation

In July 2008, Alcoa Inc. filed a lawsuit in Milam County, Texas district court against EFH Corp. and a number of EFC Holdings’ subsidiaries. The lawsuit makes various claims concerning the operation of the Sandow Unit 4 generation facility and the Three Oaks lignite mine, including claims for breach of contract, breach of fiduciary duty, fraud and conversion, and requests money damages in an unspecified amount, declaratory judgment, and other forms of equitable relief. In March 2009, Alcoa Inc. filed an amended complaint and added seven new defendants to the lawsuit, including Texas Holdings, EFC Holdings and additional subsidiaries of EFC Holdings. An agreed scheduling order is currently in place setting trial for May 2010. While EFC Holdings is unable to estimate any possible loss or predict the outcome of this litigation, EFC Holdings believes the claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

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

Guarantees

EFC Holdings and its subsidiaries have entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Residual value guarantees in operating leases — Subsidiaries of EFC Holdings are the lessee under various operating leases that guarantee the residual values of the leased assets. At June 30, 2009, the aggregate maximum amount of residual values guaranteed was approximately $44 million with an estimated residual recovery of approximately $49 million. These leased assets consist primarily of mining equipment and rail cars. The average life of the residual value guarantees under the lease portfolio is approximately four years.

See Note 4 above and Note 12 to Financial Statements in the 2008 Form 10-K for discussion of guarantees and security for certain EFC Holdings indebtedness.

Letters of Credit

At June 30, 2009, TCEH had outstanding letters of credit under its credit facilities totaling $716 million as follows:

•	$366 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions;

•

$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million. The letters of credit are available to fund the payment of such debt obligations and expire in 2014;

•	$65 million for collateral funding transactions with counterparties to interest rate swap agreements related to TCEH debt (see Note 4), and

•	$77 million for miscellaneous credit support requirements.

Long-Term Contractual Obligations and Commitments — As of June 30, 2009, EFC Holdings entered into contractual obligations totaling approximately $308 million to purchase nuclear fuel in periods between 2010 and 2020.

6.	EQUITY

Dividend Restrictions — There are no restrictions on EFC Holdings’ ability to use its retained earnings or net income to make distributions on its equity. However, EFC Holdings relies on distributions or loans from TCEH to meet its cash requirements, including funding of distributions. The TCEH Senior Secured Facilities and Indenture contain restrictions on TCEH’s ability to make distributions or loans to EFC Holdings. Thus, all of TCEH’s net income, which represents essentially all of EFC Holdings’ net income, is restricted from being used to make distributions or loans to EFC Holdings unless such distributions or loans are expressly permitted under the TCEH Senior Secured Facilities and Indenture. Those agreements generally permit TCEH to make unlimited distributions or loans to its parent companies, EFC Holdings and EFH Corp., for corporate overhead costs, SG&A expenses, taxes and principal and interest payments. In addition, those agreements contain certain investment and dividend baskets that would allow TCEH to make additional distributions and/or loans to its parent companies up to the amount of such baskets. The TCEH Senior Secured Facilities generally restrict TCEH from making any distribution to any of its parent companies for the ultimate purpose of making a distribution to Texas Holdings unless at the time, and after giving effect to such distribution, its consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0.

In addition, under applicable law, EFC Holdings would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or the company would be insolvent.

EFC Holdings has not paid any cash dividends on its common stock subsequent to the Merger.

Noncontrolling Interests

In connection with the filing of a combined operating license application with the NRC for two new nuclear generation units, in January 2009, TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture, known as Comanche Peak Nuclear Power Company LLC, to further the development of the two new nuclear generation units using MHI’s US–Advanced Pressurized Water Reactor technology. Under the terms of the joint venture agreement, a subsidiary of TCEH owns an 88% interest in the venture and a subsidiary of MHI owns a 12% interest. This joint venture is a variable interest entity, and a subsidiary of TCEH is considered the primary beneficiary under FIN 46(R).

Equity

The following table presents the changes to equity for the six months ended June 30, 2009:

	EFC Holdings Shareholders’ Equity
	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests (a)	Total Equity
Balance at December 31, 2008	$1	$5,538	$(10,305)	$(236)	$—	$(5,002)
Net income	—	—	419	—	—	419
Net effects of cash flow hedges	—	—	—	42	—	42
Effects of stock-based incentive compensation plans	—	5	—	—	—	5
Investment in subsidiary by noncontrolling interests	—	—	—	—	32	32
Effects of debt push-down from EFH Corp. (Note 4)	—	36	—	—	—	36
Preferred stock redemption	(1)	—	—	—	—	(1)

Balance at June 30, 2009	$—	$5,579	$(9,886)	$(194)	$32	$(4,469)

(a)	See Note 1 for discussion of adoption of SFAS 160.

7.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

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

Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales and related cash flows. In ERCOT, the wholesale price of electricity is correlated to the price of natural gas. Under the program, TCEH has entered into market transactions involving natural gas-related financial instruments and has sold forward natural gas over the next five years. These transactions are intended to hedge a majority of electricity price exposure related to expected baseload generation for this period. Changes in the fair value of the instruments under the long-term hedging program are reported in the income statement in net gain (loss) from commodity hedging and trading activities.

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

Other Commodity Hedging and Trading Activity — In addition to the long-term hedging program, TCEH enters into derivatives, including electricity, natural gas, fuel oil and coal instruments, generally for shorter-term hedging purposes. To a limited extent, TCEH also enters into derivative transactions for proprietary trading purposes, principally in natural gas and electricity markets.

As of June 30, 2009, commodity positions accounted for as cash flow hedges, which represent a small portion of economic hedge positions, reduce exposure to variability of future cash flows through 2009.

The following table provides detail of commodity and other derivative contractual assets and liabilities as presented in the balance sheet at June 30, 2009:

	Derivatives not under hedge accounting				Cash flow hedges
	Derivative assets		Derivative liabilities		Derivative assets
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Commodity contracts	Total
Current assets	$3,124	$3	$5	$—	$4	$3,136
Noncurrent assets	1,214	1	4	—	—	1,219
Current liabilities	3	—	2,517	553	—	3,073
Noncurrent liabilities	2	—	662	694	—	1,358

Net assets (liabilities)	$4,333	$4	$(3,170)	$(1,247)	$4	$(76)

Margin deposits related to these derivative instruments are reported separately in the balance sheet and totaled $246 million and $190 million in net liabilities at June 30, 2009 and December 31, 2008, respectively. Amounts presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because EFC Holdings may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

The following table presents the pre-tax effect of derivatives not under hedge accounting on net income for the three and six months ended June 30, 2009:

Derivative	Income statement presentation	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Commodity contracts	Net gain (loss) from commodity hedging and trading activities	$(265)	$890

Interest rate swaps	Interest expense and related charges (a)	288	333

	Net gain	$23	$1,223

(a)	Includes unrealized mark-to-market net gains totaling $460 million and $665 million, less amounts accrued or settled under interest rate swaps totaling $172 million and $332 million, for the three and six months ended June 30, 2009, respectively.

Results for the three and six months ended June 30, 2009 include a “day one” loss of $3 million, and results for the three and six months ended June 30, 2008 include net “day one” losses totaling $39 million and $58 million, respectively, primarily associated with commodity contracts entered into at below market prices. Substantially all of these amounts represent losses associated with related series of transactions involving natural gas financial instruments intended to hedge exposure to future changes in electricity prices. The losses are reported in the income statement in net losses from commodity hedging and trading activities, consistent with other mark-to-market hedging and trading gains and losses.

The following tables present the pre-tax effect of derivative instruments accounted for as cash flow hedges on net income (loss) and other comprehensive income (loss) (OCI) for the three and six months ended June 30, 2009:

Three Months Ended June 30, 2009
Derivative	Amount of initial gain (loss) recognized in OCI (effective portion)	Income statement presentation of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount

Interest rate swaps	$—	Interest expense and related charges	$(44)

Commodity contracts	1	Fuel, purchased power costs and delivery fees	(4)

		Operating revenues	(1)

Total	$1		$(49)

Six Months Ended June 30, 2009
Derivative	Amount of initial gain (loss) recognized in OCI (effective portion)	Income statement presentation of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount

Interest rate swaps	$—	Interest expense and related charges	$(84)

Commodity contracts	(25)	Fuel, purchased power costs and delivery fees	(4)

		Operating revenues	(2)

Total	$(25)		$(90)

There were no ineffectiveness net gains or losses related to transactions currently designated as cash flow hedges in the three and six months ended June 30, 2009.

Accumulated other comprehensive income related to cash flow hedges at June 30, 2009 totaled $194 million in net losses (after-tax), substantially all of which relates to interest rate swaps. EFC Holdings expects that $105 million of net losses related to cash flow hedges included in accumulated other comprehensive income as of June 30, 2009 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

The following table presents the gross notional amounts of derivative volumes, including cash flow hedge volumes, at June 30, 2009:

Derivative type	Notional Volume	Unit of Measure
Interest rate swaps:
Floating/fixed	$17,550	Million US dollars
Basis	$17,400	Million US dollars
Natural gas:
Long-term hedge forward sales and purchases (a)	3,533	Million MMBtu
Locational basis swaps	1,016	Million MMBtu
All other	1,351	Million MMBtu
Electricity	196,377	GWh
Coal	10	Million tons
Fuel oil	180	Million gallons

(a)	Represents gross notional forward sales, purchases and options of fixed and basis transactions in the long-term hedging program. The net amount of these transactions, excluding basis transactions, is 1.8 billion MMBtu.

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

As of June 30, 2009, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $1.142 billion. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $181 million as of June 30, 2009. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, as of June 30, 2009, the remaining related liquidity requirement would have totaled $40 million after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized solely with asset liens include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. As of June 30, 2009, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $1.637 billion (before consideration of the amount of assets under the liens). The liquidity exposure associated with these liabilities was reduced by cash investments and letters of credit posted with counterparties totaling $65 million as of June 30, 2009 (see Note 4). If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered as of June 30, 2009, the remaining related liquidity requirement would have totaled $1.202 billion after reduction for derivative assets under netting arrangements (before consideration of the amount of assets under the liens). See Note 12 to the Financial Statements in EFC Holdings’ 2008 Form 10-K for a description of other obligations that are supported by asset liens.

The aggregate fair values of liabilities under agreements with credit risk-related contingent features, including cross-default provisions, totaled $2.779 billion at June 30, 2009. This amount is before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets under related liens.

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

While the disclosures above address EFC Holdings’ derivative liabilities, EFC Holdings also manages its counterparty credit exposure with respect to derivative and other assets.

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

EFC Holdings categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by SFAS 157:

•

Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. EFC Holdings’ Level 1 assets and liabilities normally include exchange traded commodity contracts. For example, a significant number of EFC Holdings’ derivatives are NYMEX futures and swaps transacted through clearing brokers for which prices are actively quoted.

•

Level 2 valuations use inputs, in the absence of actively quoted market prices, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means. EFC Holdings’ Level 2 valuations utilize over-the-counter broker quotes, quoted prices for similar assets or liabilities that are corroborated by correlations or other mathematical means and other valuation inputs. For example, EFC Holdings’ Level 2 assets and liabilities include forward commodity positions at locations for which over-the-counter broker quotes are available.

•

Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. EFC Holdings uses the most meaningful information available from the market combined with internally developed valuation methodologies to develop its best estimate of fair value. For example, certain derivative assets or liabilities are derived from pricing models that utilize multiple inputs to the valuations, including inputs that are not observable or easily corroborated through other means.

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

In utilizing broker quotes, EFC Holdings attempts to obtain multiple quotes from brokers that are active in the commodity markets in which it participates (and requires at least one quote from two brokers to determine a pricing input as observable); however, not all pricing inputs are quoted by brokers. The number of broker quotes received for certain pricing inputs varies depending on the depth of the trading market, each individual broker’s publication policy, recent trading volume trends and various other factors. In addition, for valuation of interest rate swaps, EFC Holdings uses a combination of dealer provided market valuations (generally non-binding) and Bloomberg valuations based on month-end interest rate curves and standard rate swap valuation models.

Certain derivatives and financial instruments are valued utilizing option pricing models that take into consideration multiple inputs including commodity prices, volatility factors, discount rates and other inputs. Additionally, when there is not a sufficient amount of observable market data, valuation models are developed that incorporate proprietary views of market factors. Those valuation models are generally used in developing long-term forward price curves for certain commodities. EFC Holdings believes the development of such curves is consistent with industry practice; however, the fair value measurements resulting from such curves are classified as Level 3.

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

At June 30, 2009, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification(b)	Total
Assets:
Commodity-related contracts	$1,184	$2,888	$265	$14	$4,351
Interest rate swaps	—	4	—	—	4
Nuclear decommissioning trust – equity securities (c) (e)	119	85	—	—	204
Nuclear decommissioning trust – debt securities (d) (e)	4	200	—	—	204

Total assets	$1,307	$3,177	$265	$14	$4,763

Liabilities:
Commodity-related contracts	$1,424	$1,409	$337	$14	$3,184
Interest rate swaps	—	1,247	—	—	1,247

Total liabilities	$1,424	$2,656	$337	$14	$4,431

(a)	Level 3 assets and liabilities consist primarily of more complex long-term power purchase and sales agreements, including longer-term wind generation purchase contracts and certain natural gas positions (collars) in the long-term hedging program.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.
(d)	The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody’s. The debt securities are heavily weighted with municipal bonds. The debt securities have an average coupon rate of 4.27% and an average maturity of 8.78 years.
(e)	The nuclear decommissioning trust investment is included in the Investments line on the balance sheet.

At December 31, 2008, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity-related contracts	$1,010	$2,061	$283	$3,354
Interest rate swaps	—	(1)	—	(1)
Nuclear decommissioning trust – equity securities (b) (d)	109	83	—	192
Nuclear decommissioning trust – debt securities (c) (d)	—	193	—	193

Total assets	$1,119	$2,336	$283	$3,738

Liabilities:
Commodity-related contracts	$1,288	$1,274	$355	$2,917
Interest rate swaps	—	1,908	—	1,908

Total liabilities	$1,288	$3,182	$355	$4,825

(a)	Level 3 assets and liabilities consist primarily of more complex long-term power purchase and sales agreements, including longer-term wind generation purchase contracts and certain natural gas positions (collars) in the long-term hedging program.
(b)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.
(c)	The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody’s. The debt securities are heavily weighted with municipal bonds. The debt securities have an average coupon rate of 3.77% and an average maturity of 8.0 years.
(d)	The nuclear decommissioning trust investment is included in the Investments line on the balance sheet.

Commodity-related contracts consist primarily of natural gas, electricity, fuel oil and coal derivative instruments entered into for hedging purposes and include physical contracts that have not been designated “normal” purchases or sales under SFAS 133. See Note 7 for further discussion regarding the company’s use of derivative instruments.

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

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$(78)	$(272)	$(72)	$(173)
Total realized and unrealized gains (losses) (a):
Included in net income (loss)	(1)	(217)	16	(345)
Included in other comprehensive income (loss)	1	14	(25)	15
Purchases, sales, issuances and settlements (net) (b)	7	(18)	(10)	(3)
Net transfers in and/or out of Level 3 (c)	(1)	(46)	19	(33)

Balance at end of period	$(72)	$(539)	$(72)	$(539)

Net change in unrealized gains (losses) included in net income relating to instruments held at end of period (d)	$2	$(256)	$16	$(375)

(a)	Substantially all changes in values of commodity-related contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities.
(b)	Settlements represent reversals of unrealized mark-to-market valuations of these positions previously recognized in net income. Purchases and issuances reflect option premiums paid or received.
(c)	Includes transfers due to changes in the observability of significant inputs used in valuing derivatives. Transfers in are assumed to transfer in at the beginning of the quarter and transfers out at the end of the quarter, which is when the assessments are performed. Any changes in value during the period are reported as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities.
(d)	Includes unrealized gains and losses of instruments held at the end of the period only related to the periods in which the instrument was classified as a Level 3 asset or liability.

9.	FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
On balance sheet assets (liabilities):

Long-term debt (including current maturities) (b):	$(32,121)	$(22,120)	$(31,666)	$(21,724)

Off balance sheet assets (liabilities):

Financial guarantees	$—	$(8)	$—	$(3)

(a)	Fair value determined in accordance with SFAS 157.
(b)	Excludes capital leases.

See Notes 7 and 8 for discussion of accounting for financial instruments that are derivatives.

10.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

Subsidiaries of EFC Holdings are participating employers in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. Subsidiaries of EFC Holdings also participate with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and other postretirement employee benefits (OPEB) costs applicable to EFC Holdings totaled $5 million and $4 million for the three months ended June 30, 2009 and 2008, respectively, and $10 million and $7 million for the six months ended June 30, 2009 and 2008, respectively.

The discount rates reflected in net pension and OPEB costs in 2009 are 6.90% and 6.85%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2009 cost amounts are 8.25% and 7.64%, respectively.

EFC Holdings provided cash contributions totaling $595 thousand to the pension plan and totaling $331 thousand to the OPEB plan in the six months ended June 30, 2009, and expects to make additional contributions of approximately $400 thousand and $269 thousand, respectively, in the remainder of 2009.

11.	RELATED–PARTY TRANSACTIONS

The following represent the significant related-party transactions of EFC Holdings:

•

TCEH incurs electricity delivery fees charged by Oncor. These fees totaled $246 million and $474 million for the three and six month periods ended June 30, 2009, respectively, and $242 million and $486 million for the three and six month periods ended June 30, 2008, respectively.

•

Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, EFC Holdings’ financial statements reflect a noninterest bearing note payable to Oncor of $273 million ($36 million reported as trade accounts and other payables to affiliates) at June 30, 2009 and $289 million ($35 million reported as trade accounts and other payables to affiliates) at December 31, 2008.

•

TCEH reimburses Oncor for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense totaled $11 million and $21 million for the three and six month periods ended June 30, 2009, respectively, and $12 million and $23 million for the three and six month periods ended June 30, 2008, respectively.

•

Notes receivable from EFH Corp. are payable to EFC Holdings on demand and arise from borrowings used for the working capital and general corporate purposes of EFH Corp. The notes totaled $1.026 billion at June 30, 2009 and $584 million at December 31, 2008. The average daily balance of the notes for the three and six month periods ended June 30, 2009 was $814 million and $700 million, respectively, and was $393 million and $307 million for the three and six month periods ended June 30, 2008, respectively. The notes carry interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income totaled $10 million and $18 million for the three and six month periods ended June 30, 2009, respectively, and $8 million and $12 million for the three and six month periods ended June 30, 2008, respectively.

•

An EFH Corp. subsidiary charges subsidiaries of EFC Holdings for financial, accounting, environmental and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $18 million and $36 million for the three and six month periods ended June 30, 2009, respectively, and $17 million and $31 million for the three and six month periods ended June 30, 2008, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on EFC Holdings’ balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor and remitted to TCEH, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on EFC Holdings’ balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by EFC Holdings are offset by a net change in the intercompany receivable/payable with Oncor, which in turn results in a change in Oncor’s net regulatory asset/liability. At June 30, 2009 and December 31, 2008, the excess of the net decommissioning liability over the trust fund balance resulted in a regulatory asset at Oncor of $128 million and $127 million, respectively.

•

TCEH had posted cash collateral of $15 million as of June 30, 2009 and December 31, 2008 to Oncor related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in EFC Holdings’ balance sheet in other current assets.

•

EFC Holdings has a 53.1% limited partnership interest, with a carrying value of $13 million and $17 million at June 30, 2009 and December 31, 2008, respectively, in an EFH Corp. subsidiary holding software and other computer-related assets. Equity losses related to this interest totaled $1 million and $3 million for the three and six month periods ended June 30, 2009, respectively, and totaled $2 million and $5 million for the three and six month periods ended June 30, 2008, respectively. These losses primarily represent amortization of assets held by the subsidiary. The equity losses are reported as other deductions.

•

EFH Corp. files a consolidated federal income tax return; however, EFC Holdings’ federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if EFC Holdings filed its own income tax returns. As a result, EFC Holdings had income taxes payable to EFH Corp. of $20 million and $33 million at June 30, 2009 and December 31, 2008, respectively.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of both June 30, 2009 and December 31, 2008, TCEH had posted letters of credit in the amount of $14 million and $13 million, respectively, for the benefit of Oncor.

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

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with EFC Holdings in the normal course of business.

•	Affiliates of the Sponsor Group may sell or acquire debt or debt securities issued by EFC Holdings or its subsidiaries in open market transactions or through loan syndications.

See Note 3 for information regarding the accounts receivable securitization program and related subordinated notes receivable from TXU Receivables Company and Note 4 for guarantees and push-down of certain EFH Corp. debt.

12.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Other income:
Mineral rights royalty income	$1	$1	$2	$2
Other	1	2	3	4

Total other income	$2	$3	$5	$6

Other deductions:
Severance charges	$1	$—	$7	$—
Litigation/regulatory settlements	—	7	—	7
Equity losses - unconsolidated affiliates	1	2	3	5
Other	2	5	4	7

Total other deductions	$4	$14	$14	$19

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest (including net amounts settled/accrued under interest rate swaps)	$695	$692	$1,391	$1,394
Unrealized mark-to-market net gain on interest rate swaps	(460)	—	(665)	—
Amortization of interest rate swap losses at dedesignation of hedge accounting	44	—	84	—
Amortization of fair value debt discounts resulting from purchase accounting	4	4	8	8
Amortization of debt issuance costs and discounts	31	27	61	54
Interest capitalized in accordance with SFAS 34	(79)	(72)	(173)	(146)

Total interest expense and related charges	$235	$651	$706	$1,310

Restricted Cash

	At June 30, 2009		At December 31, 2008
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to the TCEH Letter of Credit Facility (See Note 4)	$—	$1,135	$—	$1,250
Amounts related to margin deposits held	1	—	4	—

Total restricted cash	$1	$1,135	$4	$1,250

Inventories by Major Category

	June 30, 2009	December 31, 2008
Materials and supplies	$143	$134
Fuel stock	209	162
Natural gas in storage	28	65

Total inventories	$380	$361

Investments

	June 30, 2009	December 31, 2008
Nuclear decommissioning trust	$408	$385
Assets related to employee benefit plans, including employee savings programs, net of distributions	32	36
Land	42	42
Investment in unconsolidated affiliate	13	17
Miscellaneous other	4	4

Total investments	$499	$484

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor’s customers as a delivery fee surcharge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding adjustment to a regulatory asset/liability. A summary of investments in the fund follows:

	June 30, 2009
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities	$207	$5	$(8)	$204
Equity securities	187	48	(31)	204

Total	$394	$53	$(39)	$408

	December 31, 2008
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities	$203	$4	$(14)	$193
Equity securities	181	46	(35)	192

Total	$384	$50	$(49)	$385

(a)	Includes realized gains and losses of securities sold.

Debt securities held at June 30, 2009 mature as follows: $60 million in one to five years, $44 million in five to ten years and $100 million after ten years.

Property, Plant and Equipment

As of June 30, 2009 and December 31, 2008, property, plant and equipment of $21.0 billion and $20.9 billion, respectively, was stated net of accumulated depreciation and amortization of $2.1 billion and $1.5 billion, respectively.

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

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the balance sheet, during the six months ended June 30, 2009:

Asset retirement liability at January 1, 2009	$859
Additions:
Accretion	30
Reductions:
Payments, essentially all mining reclamation	(14)

Asset retirement liability at June 30, 2009	$875

Exit Liabilities

As part of purchase accounting, EFC Holdings accrued $38 million in costs expected to be incurred related to the termination and transition of outsourcing arrangements. EFC Holdings incurred $9 million of the exit liabilities in the six months ended June 30, 2009, and the remaining accrual is expected to be settled no later than June 30, 2010, the targeted date of completion of transition of outsourced activities back to EFC Holdings or to service providers.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2009	December 31, 2008
Uncertain tax positions (including accrued interest)	$942	$861
Asset retirement obligations	875	859
Unfavorable purchase and sales contracts	713	727
Retirement plan and other employee benefits	58	56
Other	24	25

Total other noncurrent liabilities and deferred credits	$2,612	$2,528

EFC Holdings does not expect the total amount of liabilities recorded related to uncertain tax positions to significantly increase or decrease within the next 12 months. As of June 30, 2009, the federal income tax benefit on the interest accrued on uncertain tax positions is recorded as accumulated deferred income taxes.

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $7 million and $6 million in the three months ended June 30, 2009 and 2008, respectively, and $14 million and $13 million in the six months ended June 30, 2009 and 2008, respectively. Favorable purchase and sales contracts are recorded as intangible assets (see Note 2).

The estimated amortization of unfavorable purchase and sales contracts for each of the five succeeding fiscal years from December 31, 2008 is as follows:

Year	Amount
2009	$27
2010	27
2011	27
2012	27
2013	26

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2009	2008
Cash payments (receipts) related to:
Interest paid (including net amounts under interest rate swaps)	$1,178	$1,261
Capitalized interest	(173)	(146)

Interest paid (net of capitalized interest) (a)	1,005	1,115
Income taxes	34	30
Noncash investing and financing activities:
Issuance of toggle notes as consideration for cash interest for TCEH	98	—
Effect of Parent’s payment of interest and issuance of toggle notes as consideration for cash interest, net of tax, on pushed down debt	111	81
Noncash construction expenditures (b)	123	105
Capital leases	15	9
Purchase accounting adjustments	—	(47)

(a)	Net of interest received on interest rate swaps.
(b)	Represents end of period accruals.

13.	SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

In 2007, TCEH and TCEH Finance, as Co-Issuers, issued $3.0 billion 10.25% Senior Notes Due 2015, $2.0 billion 10.25% Series B Senior Notes due 2015 and $1.75 billion 10.50%/11.25% Senior Toggle Notes due 2016 (the TCEH Senior Notes). In May 2009, the Co-Issuers issued an additional $98.5 million of the Senior Toggle Notes (see Note 4). The TCEH Senior Notes are unconditionally guaranteed by EFC Holdings and by each subsidiary that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes. The guarantees rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. All other subsidiaries of EFC Holdings, either direct or indirect, do not guarantee the TCEH Senior Notes (collectively the Non-Guarantors). The indenture governing the TCEH Senior Notes contains certain restrictions, subject to certain exceptions, on EFC Holdings’ ability to pay dividends or make investments. See Note 6.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered “ in order to present the condensed consolidating statements of income of EFC Holdings (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors for the three- and six-month periods ended June 30, 2009 and 2008, the condensed consolidating statements of cash flows of the Parent, Issuer, the Guarantors and the Non-Guarantors for the six-month periods ended June 30, 2009 and 2008 and the condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances, including the effects of the push down of the $2.325 billion and $2.250 billion of the EFH Corp. Senior Notes to the Parent Guarantor as of June 30, 2009 and December 31, 2008, respectively, and the TCEH Senior Notes and the TCEH Senior Secured Facilities to the Other Guarantors. TCEH Finance’s sole function is to be the co-issuer of the TCEH Senior Notes; therefore, it has no other independent assets, liabilities or operations (see Notes 4 and 5).

EFC Holdings (parent entity) received no dividends from its consolidated subsidiaries for the six-month period ended June 30, 2009 or for the six-month period ended June 30, 2008.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Three Months Ended June 30, 2009

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,945	$—	$—	$1,945
Fuel, purchased power costs and delivery fees	—	—	(957)	—	—	(957)
Net loss from commodity hedging and trading activities	—	(178)	(70)	—	—	(248)
Operating costs	—	—	(174)	—	—	(174)
Depreciation and amortization	—	—	(283)	—	—	(283)
Selling, general and administrative expenses	—	—	(192)	—	—	(192)
Franchise and revenue-based taxes	—	—	(22)	—	—	(22)
Other income	—	—	2	—	—	2
Other deductions	—	—	(4)	—	—	(4)
Interest income	—	105	101	—	(195)	11
Interest expense and related charges	(72)	(375)	(412)	—	624	(235)

Income (loss) before income taxes	(72)	(448)	(66)	—	429	(157)

Income tax (expense) benefit	24	155	20	—	(149)	50

Equity earnings (losses) of subsidiaries	(59)	234	—	—	(175)	—

Net income (loss)	$(107)	$(59)	$(46)	$—	$105	$(107)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Three Months Ended June 30, 2008

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$2,567	$—	$—	$2,567
Fuel, purchased power costs and delivery fees	—	—	(1,658)	—	—	(1,658)
Net loss from commodity hedging and trading activities	—	(2,947)	(1,780)	—	—	(4,727)
Operating costs	—	—	(184)	—	—	(184)
Depreciation and amortization	—	—	(262)	—	—	(262)
Selling, general and administrative expenses	—	—	(170)	—	(1)	(171)
Franchise and revenue-based taxes	1	—	(24)	—	—	(23)
Other income	—	—	3	—	—	3
Other deductions	—	—	(14)	—	—	(14)
Interest income	(6)	64	162	—	(205)	15
Interest expense and related charges	(69)	(777)	(571)	—	766	(651)

Income (loss) before income taxes	(74)	(3,660)	(1,931)	—	560	(5,105)

Income tax (expense) benefit	25	1,296	690	—	(195)	1,816

Equity earnings (losses) of subsidiaries	(3,240)	(876)	—	—	4,116	—

Net income (loss)	$(3,289)	$(3,240)	$(1,241)	$—	$4,481	$(3,289)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2009

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$3,711	$—	$—	$3,711
Fuel, purchased power costs and delivery fees	—	—	(1,800)	—	—	(1,800)
Net gain from commodity hedging and trading activities	—	387	493	—	—	880
Operating costs	—	—	(343)	—	—	(343)
Depreciation and amortization	—	—	(559)	—	—	(559)
Selling, general and administrative expenses	—	—	(361)	(2)	—	(363)
Franchise and revenue-based taxes	—	—	(47)	—	—	(47)
Impairment of goodwill	—	(70)	—	—	—	(70)
Other income	—	—	5	—	—	5
Other deductions	—	—	(14)	—	—	(14)
Interest income	—	202	192	—	(375)	19
Interest expense and related charges	(144)	(988)	(822)	—	1,248	(706)

Income (loss) before income taxes	(144)	(469)	455	(2)	873	713

Income tax (expense) benefit	46	132	(170)	1	(303)	(294)

Equity earnings (losses) of subsidiaries	517	854	—	—	(1,371)	—

Net income (loss)	$419	$517	$285	$(1)	$(801)	$419

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2008

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$4,550	$—	$—	$4,550
Fuel, purchased power costs and delivery fees	—	—	(2,723)	—	—	(2,723)
Net loss from commodity hedging and trading activities	—	(3,656)	(2,637)	—	—	(6,293)
Operating costs	—	—	(342)	—	—	(342)
Depreciation and amortization	—	—	(531)	—	—	(531)
Selling, general and administrative expenses	—	—	(322)	—	—	(322)
Franchise and revenue-based taxes	1	—	(49)	—	—	(48)
Other income	1	—	6	—	(1)	6
Other deductions	—	—	(19)	—	—	(19)
Interest income	4	125	316	—	(421)	24
Interest expense and related charges	(139)	(1,587)	(1,169)	—	1,585	(1,310)

Income (loss) before income taxes	(133)	(5,118)	(2,920)	—	1,163	(7,008)

Income tax (expense) benefit	45	1,808	1,031	—	(404)	2,480

Equity earnings (losses) of subsidiaries	(4,440)	(1,130)	—	—	5,570	—

Net income (loss)	$(4,528)	$(4,440)	$(1,889)	$—	$6,329	$(4,528)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2009

(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(9)	$(1,005)	$1,504	$(4)	$1	$487

Cash flows – financing activities:
Issuances of long-term debt	—	435	—	—	—	435
Retirements/repurchases of long-term debt	(1)	(83)	(87)	—	—	(171)
Change in advances/notes-affiliates	10	265	—	—	(292)	(17)
Contributions from noncontrolling interests	—	—	—	32	—	32
Other-net	—	—	1	—	—	1

Cash provided by (used in) financing activities	9	617	(86)	32	(292)	280

Cash flows – investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(805)	(17)	—	(822)
Redemption of investment held in money market fund	—	142	—	—	—	142
Reduction of restricted cash related to letter of credit facility	—	115	—	—	—	115
Transfer of cash collateral to custodian account	—	—	3	—	—	3
Proceeds from sale of environmental allowances and credits	—	—	7	—	—	7
Purchases of environmental allowances and credits	—	—	(14)	—	—	(14)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	2,231	—	—	2,231
Investments in nuclear decommissioning trust fund securities	—	—	(2,238)	—	—	(2,238)
Changes in loans - affiliates	—	(115)	(618)	—	291	(442)
Other-net	—	—	25	—	—	25

Cash used in investing activities	—	142	(1,409)	(17)	291	(993)

Net change in cash and cash equivalents	—	(246)	9	11	—	(226)
Cash and cash equivalents – beginning balance	—	475	4	—	—	479

Cash and cash equivalents – ending balance	$—	$229	$13	$11	$—	$253

ENERGY FUTURE COMPETITIVE HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2008

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash used in operating activities	$(1)	$(1,168)	$(506)	$—	$—	$(1,675)

Cash flows – financing activities:
Issuances of long-term debt	—	1,004	—	—	—	1,004
Retirements/repurchases of long-term debt	(1)	(329)	(20)	—	—	(350)
Change in short-term borrowings	—	2,640	—	—	—	2,640
Change in advances – affiliates	6	(1,785)	—	—	1,779	—
Other-net	—	(4)	6	—	—	2

Cash provided by (used in) financing activities	5	1,526	(14)	—	1,779	3,296

Cash flows – investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(1,098)	—	—	(1,098)
Proceeds from sale of environmental allowances and credits	—	—	28	—	—	28
Purchases of environmental allowances and credits	—	—	(17)	—	—	(17)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	475	—	—	475
Investments in nuclear decommissioning trust fund securities	—	—	(482)	—	—	(482)
Change in advances – affiliates	(4)	(449)	1,790	—	(1,779)	(442)
Other-net	—	30	(168)	—	—	(138)

Cash used in investing activities	(4)	(419)	528	—	(1,779)	(1,674)

Net change in cash and cash equivalents	—	(61)	8	—	—	(53)
Cash and cash equivalents – beginning balance	—	207	8	—	—	215

Cash and cash equivalents – ending balance	$—	$146	$16	$—	$—	$162

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

at June 30 2009

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$229	$13	$11	$—	$253
Restricted cash	—	—	1	—	—	1
Advances to affiliates	1	—	4,884	—	(4,885)	—
Trade accounts receivable – net	—	—	895	—	—	895
Notes receivable from parent	—	1,046	—	—	(20)	1,026
Income taxes receivable from parent	2	—	—	1	(3)	—
Accounts receivable from affiliates	—	13	—	—	(13)	—
Inventories	—	—	380	—	—	380
Commodity and other derivative contractual assets	—	603	2,558	—	(25)	3,136
Accumulated deferred income taxes	6	112	18	—	—	136
Margin deposits related to commodity positions	—	—	345	—	—	345
Other current assets	—	6	62	—	—	68

Total current assets	9	2,009	9,156	12	(4,946)	6,240

Restricted cash	—	1,135	—	—	—	1,135
Investments	(2,089)	20,538	532	—	(18,482)	499
Property, plant and equipment – net	—	—	20,954	57	—	21,011
Goodwill	—	10,252	—	—	—	10,252
Intangible assets – net	—	—	2,727	—	—	2,727
Commodity and other derivative contractual assets	—	571	648	—	—	1,219
Accumulated deferred income taxes	26	387	—	—	(413)	—
Other noncurrent assets, principally unamortized debt issuance costs	50	563	655	3	(516)	755

Total assets	$(2,004)	$35,455	$34,672	$72	$(24,357)	$43,838

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$900	$900	$—	$(900)	$900
Advances from affiliates	—	4,885	—	—	(4,885)	—
Long-term debt due currently	8	165	199	—	(165)	207
Trade accounts payable – nonaffiliates	—	—	766	2	—	768
Notes or other liabilities due to affiliates	20	—	226	2	(33)	215
Commodity and other derivative contractual liabilities	—	786	2,312	—	(25)	3,073
Margin deposits related to commodity positions	—	93	435	—	—	528
Accrued income taxes payable to parent	—	15	8	—	(3)	20
Accrued taxes other than income	1	—	71	—	—	72
Accrued interest	45	287	171	—	(167)	336
Other current liabilities	—	28	275	1	(3)	301

Total current liabilities	74	7,159	5,363	5	(6,181)	6,420

Accumulated deferred income taxes	—	—	5,982	—	(379)	5,603
Commodity and other derivative contractual liabilities	—	852	506	—	—	1,358
Notes or other liabilities due affiliates	—	—	237	—	—	237
Long-term debt, less amounts due currently	2,421	29,478	28,272	—	(28,094)	32,077
Other noncurrent liabilities and deferred credits	2	57	2,553	—	—	2,612

Total liabilities	2,497	37,546	42,913	5	(34,654)	48,307

EFC Holdings’ shareholders’ equity	(4,501)	(2,091)	(8,241)	35	10,297	(4,501)
Noncontrolling interests in subsidiaries	—	—	—	32	—	32

Total equity	(4,501)	(2,091)	(8,241)	67	10,297	(4,469)

Total liabilities and equity	$(2,004)	$35,455	$34,672	$72	$(24,357)	$43,838

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Competitive Holdings Company:

We have reviewed the accompanying condensed consolidated balance sheet of Energy Future Competitive Holdings Company and subsidiaries (“EFC Holdings”) as of June 30, 2009, and the related condensed statements of consolidated income (loss) and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2009 and 2008, and of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of EFC Holdings’ management.

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
August 3, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFC Holdings’ financial condition and results of operations for the three and six months ended June 30, 2009 and 2008 should be read in conjunction with its consolidated financial statements and the notes to those statements.

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

Significant Activities and Events

Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and as of June 30, 2009, has effectively sold forward approximately 1.8 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 230,000 GWh at an assumed 8.0 market heat rate) over the next five years at weighted average annual hedge prices ranging from $7.19 per MMBtu to $7.99 per MMBtu. These transactions, as well as forward power sales, have effectively hedged an estimated 68% of the natural gas price exposure related to TCEH’s expected generation output for the period beginning July 1, 2009 and ending December 31, 2014 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices, which are expected to be the marginal fuel for the purpose of setting electricity prices approximately 75% to 90% of the time. If the correlation changes in the future, the cash flows targeted under the long-term hedging program may not be achieved.

The long-term hedging program is comprised primarily of contracts with prices based on the NYMEX Henry Hub pricing point. However, because there are other local and regional natural gas pricing points such as Houston Ship Channel, future wholesale power prices in ERCOT may not correlate as closely to the Henry Hub pricing as other pricing points, which could decrease the effectiveness of the positions in the long-term hedging program in mitigating power price exposure. The company has hedged more than 95% of the Houston Ship Channel versus Henry Hub pricing point risk for the second half of 2009 period.

Beginning in the second quarter of 2008, the company entered into related put and call transactions (referred to as collars), primarily for year 2014 of the program, that effectively hedge natural gas prices within a range. These transactions represented approximately 5% of the positions in the long-term hedging program at June 30, 2009, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. Financial instruments, including collars, are expected to be employed in future hedging activity under the long-term hedging program.

The following table summarizes the natural gas hedges in the long-term hedging program as of June 30, 2009:

	Measure	Balance 2009 (a)	2010	2011	2012	2013	2014	Total
Natural gas hedge volumes (b)	mm MMBtu	~112	~341	~496	~492	~300	~94	~1,835
Weighted average hedge price (c)	$/MMBtu	~7.99	~7.80	~7.56	~7.36	~7.19	~7.80	—
Weighted average market price (d)	$/MMBtu	~4.39	~6.06	~6.89	~7.16	~7.30	~7.43	—

(a)	Balance of 2009 is from July 1, 2009 through December 31, 2009
(b)	Where collars are reflected, the volumes are estimated based on the natural gas price sensitivity (i.e. delta position) of the derivatives. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 94 million MMBtu in 2014.
(c)	Weighted average hedge prices are based on sales prices of forward natural gas sales positions in the long-term hedging program based on NYMEX Henry Hub prices. Where collars are reflected, sales price represents the collar floor price.
(d)	Based on NYMEX Henry Hub prices.

Changes in the fair value of the instruments in the long-term hedging program are being recorded as unrealized gains and losses in net income, which has and could continue to result in significant volatility in reported net income. Based on the size of the long-term hedging program as of June 30, 2009, a $1.00/MMBtu change in natural gas prices across the five-year hedged period would result in the recognition of up to approximately $1.8 billion in pretax unrealized mark-to-market gains or losses.

The reported unrealized mark-to-market net loss related to the long-term hedging program for the three months ended June 30, 2009 totaled $492 million due to an increase in forward prices of natural gas. The reported unrealized net gain for the six months ended June 30, 2009 totaled $665 million due to a net decrease in the forward prices of natural gas. Given the volatility of natural gas prices, it is not possible to predict future reported unrealized mark-to-market gains or losses and the actual gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If natural gas prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower wholesale electricity prices. However, if natural gas prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher wholesale electricity prices and will in this context be viewed as having resulted in an opportunity cost. The cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program totaled $1.537 billion and $871 million at June 30, 2009 and December 31, 2008, respectively. These values can change materially as market conditions change.

As of June 30, 2009, more than 95% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under “Liquidity and Capital Resources”) thereby reducing the cash and letter of credit collateral requirements for the hedging program.

The following sensitivity table provides estimates of the potential impact (in $millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH’s unhedged position and forward prices as of June 30, 2009, which for natural gas reflects estimates of electricity generation less amounts hedged through the long-term natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling twelve-month basis, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2009 (a)		2010		2011		2012		2013
$1.00/MMBtu change in gas price (b)	$	~9	$	~65	$	~60	$	~115	$	~295
0.1/MWh/MMBtu change in market heat rate (c)	$	~1	$	~25	$	~50	$	~60	$	~60
$1.00/gallon change in diesel fuel price		$—		$—		$—		$—	$	~50
$10.00/pound change in uranium/nuclear fuel		$—		$—		$—	$	~4	$	~1

(a)	Balance of 2009 is from August 1, 2009 through December 31, 2009.
(b)	Assumes conversion of electricity positions based on an approximate 8.0 market heat rate with natural gas being on the margin 75% to 90% of the time (i.e. when coal is forecast to be on the margin, no natural gas position is assumed to be generated).
(c)	Based on Houston Ship Channel natural gas prices as of June 30, 2009.

TCEH Interest Rate Swap Transactions — As of June 30, 2009, TCEH had entered into a series of interest rate swaps that effectively fix the interest rates at between 7.3% and 8.3% on $17.55 billion principal amount of its senior secured debt maturing from 2009 to 2014. None of these swaps were entered into in 2009. Taking into consideration these swap transactions, approximately 9% of EFC Holdings’ total long-term debt portfolio at June 30, 2009 was exposed to variable interest rate risk. TCEH also entered into interest rate basis swap transactions, which further reduce fixed borrowing costs, related to an aggregate of $17.4 billion principal amount of senior secured debt, including swaps related to $6.45 billion principal amount of debt that were entered into in January through June 2009. In July 2009, TCEH entered into additional interest rate basis swap transactions related to an aggregate $3.1 billion principal amount of senior secured debt. EFC Holdings may enter into additional interest rate hedges from time to time. Unrealized mark-to-market net gains related to all TCEH interest rate swaps, which are reported in interest expense and related charges, totaled $460 million and $665 million for the three and six month periods ended June 30, 2009, respectively. The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.3 billion at June 30, 2009, of which $294 million (pre-tax) was reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. See discussion in Note 4 to Financial Statements regarding various interest rate swap transactions.

Texas Generation Facilities Development — TCEH is developing three lignite-fueled generation units (2 units at Oak Grove and 1 unit at Sandow) in the state of Texas with a total estimated capacity of approximately 2,200 MW. Air permits for construction of all three units have been obtained and considerable progress has been made on the construction of the units. See discussion immediately below regarding the status of the Sandow unit. Oak Grove’s two units are expected to commence commercial operation in late 2009 and mid 2010, respectively. Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which approximately $2.9 billion was spent as of June 30, 2009. Total recorded costs, including purchase accounting fair value adjustments and capitalized interest, are expected to total approximately $4.5 billion upon completion of the units, and the balance was $4.1 billion as of June 30, 2009. See discussion in Note 5 to Financial Statements under “Litigation Related to Generation Facilities” regarding pending litigation related to the Oak Grove units.

In early July 2009, the Sandow unit synchronized to the ERCOT power grid and produced power for sale to third parties. Despite the challenges from several unforeseen weather events (e.g. Hurricanes Ike and Dolly in 2008) and, more recently, equipment malfunctions that the project has experienced during commissioning and start-up activities, the project’s cost remains on budget, and the expected commercial operation date is Fall 2009. See Note 5 to Financial Statements regarding potential penalties that could be incurred under a federal consent decree if the unit, operating at full capacity, does not meet certain emission rate limits on a sustained basis by August 31, 2009.

Nuclear Generation Development — In September 2008, TCEH filed a combined operating license application with the NRC for two new nuclear generation units, each with approximately 1,700 MW (gross) capacity, at its existing Comanche Peak nuclear generation site. In connection with the filing of the application, in January 2009, TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture to further the development of the two new nuclear generation units using MHI’s US–Advanced Pressurized Water Reactor technology. A subsidiary of TCEH owns an 88% interest in the joint venture, and a subsidiary of MHI owns a 12% interest.

In March 2009, the NRC announced an official review schedule for the license application. Based on the schedule, the NRC expects to complete its review by December 2011, and it is expected that a license would be issued approximately one year later.

While TCEH was not one of the initial four applicants selected to receive DOE loan guarantees, it continues to update its DOE loan guarantee application for financing the proposed units.

Idling of Natural Gas-Fueled Units — In February 2009, EFC Holdings notified ERCOT of plans to retire 11 of its natural gas-fueled units, totaling 2,229 MW of capacity (2,341 MW installed nameplate capacity), in May 2009, and mothball (idle) an additional four units, totaling 1,596 MW of capacity (1,675 MW of installed nameplate capacity), in September 2009. In May 2009, EFC Holdings entered into a reliability-must-run (RMR) agreement for the remainder of 2009 with ERCOT for the operation of one unit originally planned to be retired with 115 MW of capacity (115 MW of installed nameplate capacity). EFC Holdings is also negotiating an RMR agreement with ERCOT for one of the units planned to be mothballed with 515 MW of capacity (540 MW of installed nameplate capacity); if executed, the RMR agreement is expected to begin in September or October 2009. The other units were retired in May 2009 or are scheduled to be mothballed in September 2009 as originally planned. An impairment charge of $229 million related to the carrying value of these units was recorded in the fourth quarter of 2008.

Global Climate Change – Federal Legislation —A number of pieces of legislation dealing with greenhouse gas (GHG) emissions have been proposed recently in the US Congress, including the Waxman-Markey bill, known as the American Clean Energy and Security Act of 2009 (Waxman-Markey). This proposed legislation is not law, but in June 2009, the bill was passed by the US House of Representatives and sent to the US Senate for consideration. President Obama has also expressed support for Waxman-Markey. As currently proposed, Waxman-Markey takes several approaches to address GHG emissions, including establishing renewable energy and energy efficiency standards, establishing performance standards for coal-fueled electricity generation units, and creating an economy-wide cap-and-trade program. The renewable energy and energy efficiency standards would require retail electricity suppliers to meet 6% of their load with renewable energy sources by 2012, increasing to 20% of their load by 2020, some of which could be met by energy efficiency measures. The performance standards for coal-fueled electricity generation units would require a 65% reduction in CO2 emissions for subject generation units initially permitted after January 1, 2020 and a 50% reduction in CO2 emissions for subject electricity generation units initially permitted between January 1, 2009 and January 1, 2020 once certain technology deployment criteria are met but no later than January 1, 2025. The cap-and-trade program would require emissions from capped sources, including coal-fueled electricity generation units, to be reduced 3% below 2005 levels by 2012, 17% by 2020, 42% by 2030 and 83% by 2050. The version of Waxman-Markey passed by the US House of Representatives included provisions that allocated a large percentage of the emissions allowances at no charge to various groups that would be impacted by such a cap-and-trade program, including certain merchant coal-fueled generation units. Waxman-Markey remains subject to deliberation and modifications in the US Senate, thereby precluding an estimate of the cost of compliance; however, if Waxman-Markey or similar legislation were to be adopted, EFC Holdings’ costs of compliance with the law could be material.

In April 2007, the US Supreme Court issued a decision in the case of Massachusetts v. US Environmental Protection Agency holding that CO2 and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the federal Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative, provide a reasonable explanation why GHG emissions should not be regulated. In April 2009, the EPA issued a proposed determination finding that six GHGs in the atmosphere were pollutants under the Clean Air Act, the combination of the six GHGs formed air pollution, that this air pollution, through the mechanics of climate change, endangers public health and welfare, and that the emission of four of these GHGs by motor vehicles contributes to this air pollution and thereby the threat of climate change. Although this “endangerment finding” is in draft form and applies only to GHG emissions from motor vehicle engines, some of the GHGs that are the subject of the proposed endangerment finding are produced by the combustion of fossil fuels by other sources as well, including fossil-fueled electricity generation units. The public comment period for the proposed endangerment finding ended in June 2009. The EPA must now decide whether to issue a final endangerment finding, and whether it will proceed with the rulemaking process to promulgate regulations related to the finding. If such regulations are adopted, costs of compliance with such regulations could be material.

RESULTS OF OPERATIONS

Sales Volume and Customer Count Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Sales volumes:

Retail electricity sales volumes — (GWh):
Residential	7,084	6,941	2.1	12,964	13,055	(0.7)
Small business (a)	1,908	1,867	2.2	3,629	3,561	1.9
Large business and other customers	3,551	3,574	(0.6)	6,857	6,913	(0.8)

Total retail electricity	12,543	12,382	1.3	23,450	23,529	(0.3)
Wholesale electricity sales volumes	10,262	12,568	(18.3)	20,053	23,058	(13.0)
Net sales (purchases) of balancing electricity to/from ERCOT	(112)	(1,236)	—	(265)	(1,480)	—

Total sales volumes	22,693	23,714	(4.3)	43,238	45,107	(4.1)

Average volume (kWh) per retail customer (b):

Residential	3,688	3,700	(0.3)	6,777	6,987	(3.0)
Small business	6,891	6,877	0.2	13,126	13,011	0.9

Weather (service territory average) — percent of normal (c):

Cooling degree days	105.6%	120.8%	(12.6)	110.6%	123.8%	(10.7)
Heating degree days	112.9%	90.9%	24.2	89.3%	93.9%	(4.9)

Customer counts:

Retail electricity customers (end of period and in thousands) (d):
Residential				1,911	1,880	1.6
Small business (a)				279	274	1.8
Large business and other customers				21	28	(25.0)

Total retail electricity customers				2,211	2,182	1.3

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for the period.
(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).
(d)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers. June 30, 2008 amounts reflect a reclassification of 19 thousand meters from residential to small business to conform to current presentation.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Operating revenues:

Retail electricity revenues:
Residential	$984	$937	5.0	$1,776	$1,708	4.0
Small business (a)	295	274	7.7	558	518	7.7
Large business and other customers	310	379	(18.2)	625	695	(10.1)

Total retail electricity revenues	1,589	1,590	(0.1)	2,959	2,921	1.3
Wholesale electricity revenues (b)	314	1,037	(69.7)	663	1,663	(60.1)
Net sales (purchases) of balancing electricity to/from ERCOT	(22)	(148)	85.1	(45)	(184)	75.5
Amortization of intangibles (c)	1	(11)	—	(10)	(41)	75.6
Other operating revenues	63	99	(36.4)	144	191	(24.6)

Total operating revenues	$1,945	$2,567	(24.2)	$3,711	$4,550	(18.4)

Commodity hedging and trading activities:

Unrealized net gains (losses) from changes in fair value	$(265)	$(4,768)	—	$890	$(6,305)	—
Unrealized net (gains) losses representing reversals of previously recognized fair values of positions settled in the current period	(35)	(31)	(12.9)	(141)	(88)	(60.2)
Realized net gains (losses) on settled positions	52	72	(27.8)	131	100	31.0

Total gain (loss)	$(248)	$(4,727)	—	$880	$(6,293)	—

(a)	Customers with demand of less than 1 MW annually.
(b)	Upon settlement of physical derivative power sales and purchase contracts that are accounted for on a mark-to-market basis, wholesale electricity revenues and natural gas fuel and purchase power expense are reported at approximated market prices instead of the contract price, as required by accounting rules. As a result, physically settled contract amounts include a noncash component, which the company refers to as “unrealized.” For the three months ended June 30, 2009 and 2008, these amounts totaled $63 million in net losses and $79 million in net gains, respectively, reported in wholesale electricity revenues, and $43 million in net gains and $49 million in net losses, respectively, reported in natural gas fuel and purchased power expense. For the six months ended June 30, 2009 and 2008, these amounts totaled $123 million in net losses and $79 million in net gains, respectively, reported in wholesale electricity revenues, and $84 million in net gains and $49 million in net losses, respectively, reported in natural gas fuel and purchased power expense.
(c)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2009	2008		2009	2008
Fuel, purchased power costs and delivery fees ($ millions):

Nuclear fuel	$29	$21	38.1	$58	$44	31.8
Lignite/coal	147	158	(7.0)	299	313	(4.5)

Total baseload fuel	176	179	(1.7)	357	357	—
Natural gas fuel and purchased power (a)	302	966	(68.7)	521	1,371	(62.0)
Amortization of intangibles (b)	70	77	(9.1)	140	159	(11.9)
Other costs	49	114	(57.0)	107	210	(49.0)

Fuel and purchased power costs	597	1,336	(55.3)	1,125	2,097	(46.4)
Delivery fees	360	322	11.8	675	626	7.8

Total	$957	$1,658	(42.3)	$1,800	$2,723	(33.9)

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:

Nuclear fuel	$5.68	$4.69	21.1	$5.62	$4.65	20.9
Lignite/coal (c)	16.03	16.62	(3.5)	16.47	16.09	2.4
Natural gas fuel and purchased power	39.31	93.78	(58.1)	41.14	83.11	(50.5)

Delivery fees per MWh	$28.44	$25.83	10.1	$28.51	$26.30	8.4

Production and purchased power volumes (GWh):

Nuclear	5,103	4,531	12.6	10,293	9,452	8.9
Lignite/coal	10,450	10,505	(0.5)	20,705	21,457	(3.5)

Total baseload generation	15,553	15,036	3.4	30,998	30,909	0.3
Natural gas-fueled generation	775	1,192	(35.0)	1,033	1,718	(39.9)
Purchased power	6,904	9,105	(24.2)	11,633	14,775	(21.3)

Total energy supply	23,232	25,333	(8.3)	43,664	47,402	(7.9)
Line loss and power imbalances	539	1,619	(66.7)	426	2,295	(81.4)

Net energy supply volumes	22,693	23,714	(4.3)	43,238	45,107	(4.1)

Baseload capacity factors (%):

Nuclear	101.8%	90.3%	12.7	103.2%	94.2%	9.6
Lignite/coal	82.0%	82.1%	(0.1)	81.7%	84.0%	(2.7)
Total baseload	87.6%	84.4%	3.8	87.8%	86.9%	1.0

(a)	See note (b) on previous page.
(b)	Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.
(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

Financial Results

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Operating revenues decreased $622 million, or 24%, to $1.945 billion in 2009.

Wholesale electricity revenues decreased $723 million, or 70%, as compared to 2008, when wholesale revenues increased 94%. Volatility in wholesale revenues and purchased power costs reflects movements in natural gas prices, as lower natural gas prices in 2009 drove a 63% decline in average wholesale electricity sales prices. Reported wholesale revenues and purchased power costs also reflect changes in volumes of bilateral contracting activity entered into to mitigate the effects of demand volatility and congestion. Results in 2009 reflect lower demand volatility and a decline in congestion, which drove an 18% decrease in sales volumes. Realized gains in 2009 on hedging activities mitigated the effect of lower wholesale electricity prices (see discussion of results from commodity hedging and trading activities below).

Retail electricity revenues of $1.589 billion in 2009 represented a decline of $1 million from 2008 and reflected the following:

•

Lower average pricing, principally in the contract business markets, contributed $22 million to the revenue decline. The change in average pricing reflected lower average contracted business rates driven by lower wholesale electricity prices, partially offset by higher average pricing in the residential and non-contract business markets resulting from advanced meter surcharges as well as changes in customer mix.

•

A one percent increase in retail sales volumes increased revenues by $21 million. Volume increases of 2% in both the residential and small business markets reflected higher customer counts, while large business market volumes decreased 1% due to general economic conditions, somewhat offset by customer mix.

•	Total retail electricity customer count at June 30, 2009 increased one percent from June 30, 2008 driven by a two percent increase in the residential and small business markets.

In July 2009, we announced retail residential price reductions of as much as 15% applicable to over 250,000 existing customers on month-to-month plans as well as reductions on offerings for new customers. The price reductions, which are effective in August 2009, reflect declines in wholesale electricity prices.

Bilateral electricity contracting activity includes hedging transactions that utilize contracts for physical delivery. Wholesale sales and purchases of electricity are reported gross in the income statement if the transactions are scheduled for physical delivery with ERCOT.

Wholesale balancing activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, which are highly variable and in 2009 reflected reduced volatility and congestion, in part due to actions taken by ERCOT.

Other operating revenues decreased $36 million, or 36%, to $63 million in 2009 due to the effect of lower natural gas prices and lower volumes on sales of natural gas to retail industrial customers.

The change in operating revenues also reflected a $12 million reduction in amortization of intangible assets arising in purchase accounting.

Fuel, purchased power costs and delivery fees decreased $701 million, or 42%, to $957 million in 2009. This decrease was driven by lower purchased power costs due to the effect of lower natural gas prices, decreased demand volatility and reduced congestion as discussed above regarding wholesale revenues. Lower costs of replacement power during unplanned generation unit repair outages resulted in improved margin. Other factors contributing to lower fuel and purchased power costs included lower natural gas-fueled generation and lower related fuel costs ($150 million), the effect of lower natural gas prices and volumes on natural gas purchased for sale to retail industrial customers ($47 million) and lower amortization of intangible assets arising in purchase accounting ($7 million).

Overall baseload generation production increased 3% in 2009 reflecting a 13% increase in nuclear production, partially offset by a 1% decrease in lignite/coal-fueled production. The increase in nuclear production, which reflects a refueling outage in 2008, resulted in improved margin.

Net gain (loss) from commodity hedging and trading activities include realized and unrealized gains and losses associated with financial instruments used for commodity hedging and trading purposes, as well as gains and losses on physical sales and purchases of commodities for trading and hedging purposes. A substantial majority of the commodity hedging activities are intended to mitigate the risk of commodity price movements on future revenues and involve natural gas positions entered into as part of the long-term hedging program. The results of these activities have been volatile because of the effects of movements in forward natural gas prices on unrealized mark-to-market valuations. Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities for the three months ended June 30, 2009 and 2008:

Three Months Ended June 30, 2009 — Unrealized mark-to-market net losses totaling $300 million included:

•

$328 million in net losses related to hedge positions, which includes $272 million in net losses from changes in fair value, a $3 million day one loss related to a commodity hedging position (see Note 7 to Financial Statements) and $53 million in net losses that represent reversals of previously recorded fair values of positions settled in the period, and

•

$28 million in net gains related to trading positions, which includes $10 million in net gains from changes in fair value and $18 million in net gains that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $52 million include:

•	$64 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, and

•	$12 million in net losses related to trading positions.

Three Months Ended June 30, 2008 — Unrealized mark-to-market net losses totaling $4.799 billion include:

•

$4.754 billion in net losses related to hedge positions, which includes $4.752 billion in net losses from changes in fair values and $2 million in net losses that represent reversals of previously recorded fair values of positions settled in the period;

•	$39 million in “day one” losses related to large hedge positions (see Note 7 to Financial Statements), and

•

$4 million in net losses related to trading positions, which includes $25 million in net gains from changes in fair value and $29 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $72 million include:

•	$44 million in net gains related to positions that offset hedged electricity revenues and fuel and purchased power costs recognized in the period, and

•	$29 million in net gains related to trading positions.

Operating costs decreased $10 million, or 5%, to $174 million in 2009. The decrease reflected $13 million in 2008 maintenance costs incurred for a planned nuclear generation unit outage and a $4 million decrease in property taxes, partially offset by $5 million in operational readiness costs incurred in preparation for new lignite-fueled plant start-up and $2 million in higher maintenance costs incurred during lignite-fueled outages in 2009.

Depreciation and amortization increased $21 million, or 8%, to $283 million in 2009. The increase represents incremental amortization expense related to the intangible value of retail customer relationships ($10 million), increased lignite/coal-fueled plant depreciation and increased mining-related asset retirement obligations, partially offset by lower natural gas plant depreciation resulting from the natural gas plant impairment in late 2008.

SG&A expenses increased $21 million, or 12%, to $192 million in 2009. The increase reflected $11 million in higher transition costs associated with implementing a new customer information management system and insourcing call center operations, $7 million in higher retail bad debt expense and $1 million in costs related to the nuclear generation development joint venture.

Interest income decreased $4 million, or 27%, to $11 million in 2009 reflecting lower average loans to affiliates.

Interest expense and related charges decreased by $416 million, or 64%, to $235 million in 2009 reflecting a $460 million unrealized mark-to-market gain related to interest rate swaps, which was partially offset by $44 million in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges in August 2008. The change in interest expense also reflected $26 million in higher average interest rates, offset by $19 million in lower average borrowings and $7 million in increased capitalized interest.

Income tax benefit totaled $50 million in 2009 compared to income tax benefit of $1.8 billion in 2008. The effective benefit rates were 31.8% in 2009 and 35.6% in 2008. The rate decrease reflects higher interest accrued for uncertain tax positions on a significantly lower loss in 2009.

Results improved $3.182 billion to net loss of $107 million in 2009, driven by the decrease in unrealized mark-to-market net losses related to commodity hedging activities and the unrealized net gains related to interest rate swaps.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Operating revenues decreased $839 million, or 18%, to $3.711 billion in 2009.

Wholesale electricity revenues decreased $1.0 billion, or 60%, as compared to 2008 when revenues increased 69%. Volatility in wholesale revenues and purchased power costs reflects movements in natural gas prices, as lower natural gas prices in 2009 drove a 54% decline in average wholesale electricity sales prices. Reported wholesale revenues and purchased power costs also reflect changes in volumes of bilateral contracting activity entered into to mitigate the effects of demand volatility and congestion. Results in 2009 reflect lower demand volatility and a decline in congestion, which drove a 13% decline in wholesale sales volumes. Realized gains in 2009 on hedging activities mitigated the effect of lower wholesale electricity prices (see discussion of results from commodity hedging and trading activities below).

A $38 million, or 1%, increase in retail electricity revenues reflected the following:

•

Higher average pricing, principally in residential and non-contract business markets, contributed $48 million to the revenue increase. The change in average pricing reflected price increases due to higher contracted power supply costs and higher delivery fees resulting from advanced meter surcharges, as well as changes in customer mix.

•

A slight decline in retail sales volumes reduced revenues by $10 million. Residential volumes declined 1% as the effect on usage of a decrease in cooling and heating degree days was partially offset by higher customer counts. Small business volumes increased 2% on higher customer counts, while large business market volumes decreased 1% due to general economic conditions, somewhat offset by customer mix.

Bilateral electricity contracting activity includes hedging transactions that utilize contracts for physical delivery. Wholesale sales and purchases of electricity are reported gross in the income statement if the transactions are scheduled for physical delivery with ERCOT.

Wholesale balancing activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, which are highly variable and in 2009 reflected reduced volatility and congestion, in part due to actions taken by ERCOT.

Other operating revenues decreased $47 million, or 25%, to $144 million in 2009 due to the effect of lower natural gas prices and volumes on sales of natural gas to retail industrial customers.

The change in operating revenues also reflected a $31 million reduction in amortization of intangible assets arising in purchase accounting.

Fuel, purchased power costs and delivery fees decreased $923 million, or 34%, to $1.8 billion in 2009. This decrease was driven by lower purchased power costs due to the effect of lower natural gas prices, decreased demand volatility and reduced congestion as discussed above regarding wholesale revenues. Lower costs of replacement power during unplanned generation unit repair outages contributed to improved margin. Other factors contributing to lower fuel and purchased power costs included lower natural gas-fueled generation and lower related fuel costs ($189 million), the effect of lower natural gas prices on natural gas purchased for sale to retail industrial customers ($77 million) and lower amortization of intangible assets arising in purchase accounting ($19 million).

Overall baseload generation production increased slightly in 2009 reflecting a 9% increase in nuclear production, partially offset by a 4% decrease in lignite/coal-fueled production. The increase in nuclear production, which reflects a refueling outage in 2008, resulted in improved margin. The decrease in lignite/coal-fueled production reflected reductions during certain periods when power could be purchased in the wholesale market at prices below production costs, which was largely due to lower natural gas prices and higher wind generation availability, partially offset by lower maintenance and repair outages.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities for the six months ended June 30, 2009 and 2008:

Six Months Ended June 30, 2009 — Unrealized mark-to-market net gains totaling $749 million included:

•

$754 million in net gains related to hedge positions, which includes $892 million in net gains from changes in fair value, a $3 million day one loss related to a commodity hedging position (see Note 7 to Financial Statements) and $135 million in net losses that represent reversals of previously recorded fair values of positions settled in the period, and

•

$5 million in net losses related to trading positions, which includes $1 million in net gains from changes in fair value and $6 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $131 million include:

•	$137 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, and

•	$6 million in net losses related to trading positions.

Six Months Ended June 30, 2008 — Unrealized mark-to-market net losses totaling $6.393 billion include:

•

$6.337 billion in net losses related to hedge positions, which includes $6.318 billion in net losses from changes in fair values and $19 million in net losses that represent reversals of previously recorded fair values of positions settled in the period;

•	$58 million in “day one” losses related to large hedge positions (see Note 7 to Financial Statements), and

•

$6 million in net gains related to trading positions, which includes $75 million in net gains from changes in fair value and $69 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $100 million include:

•	$29 million in net gains related to hedge positions that offset hedged electricity revenues and fuel and purchased power costs recognized in the period, and

•	$71 million in net gains related to trading positions.

Operating costs increased $1 million, or less than 1%, to $343 million in 2009. The increase reflected $10 million in higher maintenance costs incurred during planned and unplanned lignite-fueled plant outages in 2009, $9 million in operational readiness costs incurred in preparation for new lignite-fueled plant start-up and $4 million related to timing and scope of nuclear and natural gas-fueled plant base maintenance costs, partially offset by the effect of $22 million in 2008 maintenance costs incurred for a planned nuclear generation unit outage.

Depreciation and amortization increased $28 million, or 5%, to $559 million in 2009. The increase represents incremental amortization expense related to the intangible value of retail customer relationships ($18 million), increased lignite/coal-fueled plant depreciation and increased mining-related reclamation obligations depreciation, partially offset by lower natural gas plant depreciation resulting from the natural gas plant impairment in late 2008.

SG&A expenses increased $41 million, or 13%, to $363 million in 2009. The increase reflected $18 million in higher transition costs associated with the implementation of a new retail customer information management system and insourcing call center operations, $11 million in higher retail bad debt expense, $4 million in higher employee-related expenses in wholesale operations and $3 million in costs related to the nuclear generation development joint venture.

See Note 2 to Financial Statements for discussion of the additional impairment of goodwill of $70 million.

Other income totaled $5 million in 2009 and $6 million in 2008. Other deductions totaled $14 million in 2009 and $19 million in 2008. See Note 12 to Financial Statements for more details.

Interest income decreased $5 million, or 21%, to $19 million in 2009 reflecting lower average loans to affiliates.

Interest expense and related charges decreased by $604 million, or 46%, to $706 million in 2009 reflecting a $665 million unrealized mark-to-market net gain related to interest rate swaps, which was partially offset by $84 million in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges. The change in interest expense also reflected $27 million in increased capitalized interest, partially offset by $4 million in higher average rates.

Income tax expense totaled $294 million in 2009 compared to an income tax benefit of $2.480 billion in 2008. The effective rate was 41.2% on income in 2009 and 35.4% on a loss in 2008. The increase in the rate reflected the non-deductible goodwill impairment in 2009 and a decrease in the lignite depletion deduction due to increased usage of purchased coal. The rate increase also reflected higher interest accrued for uncertain tax positions on income in 2009 compared to a loss in 2008.

Results increased $4.947 billion to net income of $419 million in 2009, driven by unrealized mark-to-market net gains related to commodity hedging activities, compared to unrealized net losses in 2008, and unrealized mark-to-market net gains related to interest rate swaps, partially offset by a charge for the impairment of goodwill.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2009. The net change in these assets and liabilities totaling $709 million, excluding “other activity” as described below, represents the pretax effect on earnings of positions in the commodity contract portfolio that are marked-to-market in net income (see Note 7 to Financial Statements). These positions represent both economic hedging and trading activities.

Six Months Ended June 30, 2009

Commodity contract net asset (liability) at beginning of period	$430

Settlements of positions (a)	(181)

Unrealized mark-to-market valuations due to changes in fair value (b)	890

Other activity (c)	40

Commodity contract net asset (liability) at end of period (d)	$1,179

(a)	Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period).
(b)	Primarily represents mark-to-market effects of positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”).
(c)	This amount does not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration.
(d)	Excludes $12 million net liability associated with positions accounted for as cash flow hedges, including amounts reported in accumulated other comprehensive income related to transactions that have been dedesignated as cash flow hedges. See Note 7 to Financial Statements for additional discussion of commodity contracts assets and liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Unrealized gains/(losses) related to contracts marked-to-market	$(321)	$(4,767)	$709	$(6,359)

Ineffectiveness gains/losses related to cash flow hedges	1	(2)	1	(4)

Total unrealized gains (losses) related to commodity contracts	$(320)	$(4,769)	$710	$(6,363)

The following table presents the net commodity contract asset arising from recognition of fair values under mark-to-market accounting as of June 30, 2009, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset at June 30, 2009
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total

Prices actively quoted	$(147)	$(84)	$(3)	$—	$(234)
Prices provided by other external sources	868	607	4	—	1,479
Prices based on models	(9)	(24)	71	(104)	(66)

Total	$712	$499	$72	$(104)	$1,179

Percentage of total fair value	61%	42%	6%	(9)%	100%

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows — Cash provided by operating activities for the six months ended June 30, 2009 totaled $487 million compared to cash used of $1.675 billion in the six months ended June 30, 2008. The increase in cash provided of $2.162 billion reflected:

•	a $2.101 billion favorable change in margin deposits primarily due to the effect of lower forward natural gas prices on positions in the long-term hedging program, and

•	a $110 million decrease in cash interest paid due to the payment of $98 million of interest with new notes as discussed under “PIK Interest Election” below.

Cash provided by financing activities decreased $3.016 billion as summarized below and reflected lower borrowings to support margin deposits:

	Six Months Ended June 30,
	2009	2008
Net issuances, repayments and repurchases of borrowings	$264	$3,290
Decrease in income tax related note payable to Oncor (see Note 11 to Financial Statements)	(17)	(16)
Contributions from noncontrolling interests	32	—
Other	1	22

Total provided by financing activities	$280	$3,296

Cash used in investing activities decreased $681 million as summarized below:

	Six Months Ended June 30,
	2009	2008
Net (loans to) repayments from affiliates	$(442)	$(442)
Capital expenditures, including nuclear fuel	(822)	(1,098)
Redemption of investment held in money market fund	142	—
Change in restricted cash	118	(150)
Other	11	16

Total used in investing activities	$(993)	$(1,674)

The decline in capital spending for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily reflected a decrease in spending related to the construction of new generation facilities, which is nearing completion.

Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the statement of income by $295 million and $248 million for the six months ended June 30, 2009 and 2008, respectively. The differences represent amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs and delivery fees, other income and interest expense and related charges. The differences also reflect the amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice. In addition, the differences reflect the amortization of losses on dedesignated cash flow hedges, which is reported in interest expense and related charges in the statement of income.

Debt Financing Activity — Long-term borrowings for the six months ended June 30, 2009 totaled $435 million consisting of borrowings under the TCEH Delayed Draw Term Loan Facility to fund capital expenditures principally related to the construction of the new generation facilities. Retirements for the six months ended June 30, 2009 totaled $171 million and included $65 million of a matured TCEH promissory note, $82 million repaid under the TCEH Initial Term Loan Facility and other repayments totaling $22 million, principally related to capitalized leases. These issuances do not include the $98 million of TCEH Toggle Notes and $75 million of EFH Corp. Toggle Notes pushed down to EFC Holdings that were issued in May 2009 in payment of accrued interest as discussed below under “PIK Interest Election.”

See Note 4 to Financial Statements for further detail of long-term debt and other financing arrangements.

EFC Holdings or its affiliates may from time to time purchase their outstanding debt securities for cash in open market purchases or privately negotiated transactions, or may refinance existing debt securities. EFC Holdings or its affiliates will evaluate any such transactions in light of market prices of the securities, taking into account liquidity requirements and prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In late July 2009 to take advantage of favorable market conditions, TCEH proposed amendments to the TCEH Senior Secured Facilities that, among other things, are intended to provide additional financial flexibility. If the amendments are approved by TCEH’s lenders, certain of the amendments would permit the extension of the maturity of individual loans under the TCEH Senior Secured Facilities. There is no assurance that TCEH will obtain the necessary consents from its lenders for the amendments or, if the amendments are approved (whether as initially proposed or otherwise), that TCEH will be successful in extending the maturities of loans under the TCEH Senior Secured Facilities or otherwise benefit from the additional financial flexibility expected to be provided by the amendments.

Available Liquidity — The following table summarizes changes in available liquidity for the six months ended June 30, 2009.

	Available Liquidity
	June 30, 2009	December 31, 2008	Change

Cash and cash equivalents	$253	$479	$(226)

Investments held in money market fund	—	142	(142)

TCEH Delayed Draw Term Loan Facility (a)	87	522	(435)

TCEH Revolving Credit Facility (b)	1,726	1,767	(41)

TCEH Letter of Credit Facility	467	490	(23)

Total (c)	$2,533	$3,400	$(867)

Short-term investment (d)	$65	$—	$65

(a)	In July 2009, this facility was fully drawn.
(b)	As of June 30, 2009 and December 31, 2008, the TCEH Revolving Credit Facility includes $139 million and $144 million, respectively, of commitments from Lehman that are only available from the fronting banks and the swingline lender.
(c)	Pursuant to PUCT rules, TCEH is required to maintain available liquidity to assure adequate credit worthiness of TCEH’s REP subsidiaries, including the ability to return retail customer deposits, if necessary. As a result, at June 30, 2009, the total availability under the TCEH credit facilities should be further reduced by $231 million. See “Regulation and Rates — Certification of REPs.”
(d)	Includes $65 million in letters of credit posted related to interest rate swaps. See Note 4 to Financial Statements.

Note: Available liquidity above does not include the amounts available from exercising the payment-in-kind (PIK) option on the EFH Corp. Toggle Notes and TCEH Toggle Notes, which for the remaining payment dates from November 2009 through November 2012 could add approximately $948 million and $615 million of liquidity, respectively.

The $802 million decrease in available liquidity, after taking into account the short-term investment, reflected continued capital investments, including the construction of the new generation facilities, as well as an increase in notes receivable from EFH Corp.

See Note 4 to Financial Statements for additional discussion of these credit facilities.

Long-Term Contractual Obligations and Commitments — Through July 2009, EFC Holdings entered into contractual obligations totaling approximately $308 million to purchase nuclear fuel in periods between 2010 and 2020, and also entered into contractual obligations totaling approximately $153 million to purchase coal to fuel its generation plants in periods between 2010 and 2012.

PIK Interest Election — EFH Corp. and TCEH have the option every six months until November 2012 to use the payment-in-kind (PIK) feature of their respective toggle notes in lieu of making cash interest payments. EFH Corp. and TCEH elected to do so for the May 2009 and November 2009 interest payments as an efficient and cost-effective method to further enhance liquidity, in light of the weaker economy and related lower electricity demand and the continuing uncertainty in the financial markets. EFH Corp. and TCEH will evaluate use of the PIK feature at each election period, taking into account market conditions and other relevant factors at such time.

EFH Corp. made its May 2009 interest payment and will make its November 2009 interest payment by using the PIK feature of the EFH Corp. Toggle Notes. During the applicable interest periods, the interest rate on the toggle notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the EFH Corp. Toggle Notes by $150 million in May 2009 and will further increase the aggregate principal amount of the EFH Corp. Toggle Notes by $159 million in November 2009. The elections increased liquidity as of May 1, 2009 by an amount equal to approximately $141 million and will further increase liquidity as of November 1, 2009 by an amount equal to approximately $149 million, with such amounts constituting the amount of cash interest that otherwise would have been payable in May 2009 and November 2009, respectively, and will increase the expected annual cash interest expense by approximately $35 million, constituting the additional cash interest that will be payable with respect to the $309 million of additional toggle notes.

Similarly, TCEH made its May 2009 interest payment and will make it November 2009 interest payment by using the PIK feature of the TCEH Toggle Notes. During the applicable interest periods, the interest rate on the toggle notes is increased from 10.50% to 11.25%. TCEH increased the aggregate principal amount of the TCEH Toggle Notes by approximately $98.5 million in May 2009 and will further increase the aggregate principal amount of the TCEH Toggle Notes by approximately $104 million in November 2009. The elections increased liquidity as of May 1, 2009 by an amount equal to approximately $92 million and will further increase liquidity as of November 1, 2009 by an amount equal to approximately $97 million, with such amounts constituting the amount of cash interest that otherwise would have been payable in May 2009 and November 2009, respectively, and will increase the expected annual cash interest expense by approximately $21 million, constituting the additional cash interest that will be payable with respect to the $202.5 million of additional toggle notes.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit and other forms of credit support to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility, an uncapped senior secured revolving credit facility, funds the cash collateral posting requirements for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of this facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the TCEH Commodity Collateral Posting Facility, at June 30, 2009, more than 95% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral requirements for those hedging transactions. See Note 4 to Financial Statements for more information about this facility.

As of June 30, 2009, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$291 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $317 million posted as of December 31, 2008;

•

$475 million in cash has been received from counterparties, net of $54 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $402 million received, net of $122 million in cash posted, as of December 31, 2008;

•	$366 million in letters of credit have been posted with counterparties, as compared to $342 million posted as of December 31, 2008, and

•	$35 million in letters of credit have been received from counterparties, as compared to $30 million received as of December 31, 2008.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e. the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e. the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. As of June 30, 2009, restricted cash collateral was immaterial. See Note 12 to Financial Statements regarding restricted cash.

With the long-term hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit margin requirements. As of June 30, 2009, approximately 0.7 billion MMBtu of positions related to the long-term hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped TCEH Commodity Collateral Posting Facility supports the collateral posting requirements related to these transactions.

Sale of Accounts Receivable — Certain TCEH subsidiaries participate in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, these subsidiaries (originators) sell retail trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $496 million and $416 million at June 30, 2009 and December 31, 2008, respectively. See Note 3 to Financial Statements for a more complete description of the program including the impact of the program on the financial statements for the periods presented and the contingencies that could result in a reduction of funding available under the program.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain financing arrangements of subsidiaries of EFC Holdings contain maintenance covenants with respect to leverage ratios and/or minimum net worth. As of June 30, 2009, EFC Holdings’ subsidiaries were in compliance with all such covenants.

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

Adjusted EBITDA (as defined in the indenture governing the TCEH Senior Notes) for the twelve months ended June 30, 2009 totaled $3.7 billion for TCEH. See Exhibit 99(b) and 99(c) for a reconciliation of net income to Adjusted EBITDA for TCEH and EFH Corp., respectively, for the six and twelve months ended June 30, 2009 and 2008.

The following table summarizes TCEH’s secured debt to adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp. and TCEH that are applicable under certain other covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes and the EFH Corp. Senior Notes as of June 30, 2009 and December 31, 2008 and the corresponding maintenance and other covenant threshold levels as of June 30, 2009:

	June 30, 2009	December 31, 2008	Threshold Level
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to adjusted EBITDA ratio	4.85 to 1.00	4.77 to 1.00	Must not exceed 7.25 to 1.00

Debt Incurrence Covenants:
EFH Corp. Senior Notes:
EFH Corp. fixed charge coverage ratio	1.6 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.4 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.4 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.4 to 1.0	1.3 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investment Covenants:
EFH Corp. Senior Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (a)	1.4 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (a)	1.6 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	7.1 to 1.0	6.9 to 1.0	Equal to or less than 7.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.4 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to adjusted EBITDA ratio	8.7 to 1.0	8.7 to 1.0	At least 6.5 to 1.0

(a)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.

Credit Ratings — The issuer credit ratings as of August 3, 2009 for EFC Holdings and its subsidiaries are B-, Caa1 and B by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain of EFC Holdings’ debt securities. The credit ratings assigned for debt securities issued by EFC Holdings and certain of its subsidiaries and by EFH Corp. that are guaranteed by EFC Holdings as of August 3, 2009 are presented below:

	S&P	Moody’s	Fitch
EFH Corp. (Senior Unsecured) (a)	B-	Caa2	B+
EFC Holdings (Senior Unsecured)	CCC	Caa3	CCC
TCEH (Senior Secured)	B+	B2	BB
TCEH (Senior Unsecured) (b)	CCC	Caa2	B
TCEH (Unsecured)	CCC	Caa3	CCC

(a)	EFH Corp. Cash-Pay Notes and EFH Corp. Toggle Notes
(b)	TCEH Cash-Pay Notes and TCEH Toggle Notes

S&P has placed the ratings for EFH Corp. and its subsidiaries on “stable outlook.” In March 2009, Moody’s downgraded ratings for EFH Corp. and TCEH and confirmed the outlook for EFH Corp. and TCEH as negative, citing the current material degradation in economic factors combined with declining fundamentals associated with weaker commodity prices. In August 2009, Moody’s downgraded the issuer ratings for EFH Corp. and its subsidiaries, except Oncor, one notch to Caa1 and downgraded the long-term debt ratings of EFH Corp., EFC Holdings and TCEH by one notch. Moody’s downgrade and continued negative outlook for EFH Corp., EFC Holdings and TCEH cited weak business fundamentals including high debt levels, including maturities in 2014, prospective long-term liquidity, financial and credit market prospects due primarily to our long-term hedging program, acceleration of environmental legislative initiatives that could threaten margins from coal-fired plants and the risk of incremental market intervention in Texas. The negative outlook also reflects their view that the capital structure is untenable and will likely prompt the company to pursue some form of restructuring activity.

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

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of June 30, 2009, counterparties to those contracts could have required TCEH to post up to an aggregate of $73 million in additional collateral. This amount largely represents the below market terms of these contracts as of June 30, 2009; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. As of June 30, 2009, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $26 million, with $14 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of June 30, 2009, TCEH maintained availability under its credit facilities of approximately $231 million. See “Regulation and Rates – Certification of REPs.”

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

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $49 million as of June 30, 2009 (which is subject to weekly adjustments based on settlement activity with ERCOT).

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH is required to post a letter of credit in an amount equal to $170 million to secure its payment obligations to Oncor if two or more of Oncor’s credit ratings are below investment grade.

Other arrangements of EFC Holdings and its subsidiaries, including the accounts receivable securitization program (see Note 3 to Financial Statements) and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the relevant credit ratings.

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

A default by TCEH or any restricted subsidiary in respect of indebtedness, excluding indebtedness relating to the sale of receivables program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities such a default may cause the maturity of outstanding balances ($22.309 billion at June 30, 2009) under such facilities to be accelerated.

The indenture governing the TCEH Senior Notes contains a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of TCEH and any of its restricted subsidiaries in the aggregate amount equal to or greater than $250 million may cause the acceleration of the TCEH Senior Notes.

Under the terms of a TCEH rail car lease, which had approximately $48 million in remaining lease payments as of June 30, 2009 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of a TCEH rail car lease, which had approximately $55 million in remaining lease payments as of June 30, 2009 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements have been accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

The indenture governing the EFH Corp. Senior Notes contains a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in the aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Notes.

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

In the event of a default by TCEH relating to indebtedness in an amount equal to or greater than $200 million that results in the acceleration of such debt, then each counterparty under TCEH’s interest rate swap agreements with an aggregate derivative liability of $1.26 billion at June 30, 2009 would have the right to terminate its interest rate swap agreement with TCEH and require all outstanding obligations under such agreement to be settled.

Other arrangements, including leases, have cross default provisions, the triggering of which would not be expected to result in a significant effect on liquidity.

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

REGULATION AND RATES

Regulatory Investigations and Reviews

See Note 5 to Financial Statements.

Certification of REPs

In April 2009, the PUCT finalized a rule relating to the Certification of Retail Electric Providers. The rule strengthens the certification requirements for REPs in order to better protect customers, transmission and distribution utilities (TDUs), and other REPs from the potential insolvency of REPs. The rule is considered a competition rule and thus is subject to judicial review as specified in PURA. The rule, among other things, increases creditworthiness and financial reporting requirements for REPs and provides additional customer protection requirements and regulatory asset consideration for TDU bad debt expenses. Under the rule, REPs are required to amend their certifications, including the manner in which they meet financial requirements, by May 21, 2010. TXU Energy plans to file its amended certification no later than the first quarter 2010. Under the new financial requirements, which will be effective upon approval of the amended certification as of June 30, 2009, the amount of additional available liquidity required to be maintained by TCEH related to payments to TDUs would have been reduced from $231 million to approximately $109 million.

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

ERCOT imposes a surcharge on all Qualified Scheduling Entities in the ERCOT market (including subsidiaries of TCEH) for the purpose of financing 38% of ERCOT’s expected nodal implementation costs. In November 2008, ERCOT filed a request with the PUCT for approval of an interim increase in the nodal surcharge from $0.169 per MWh to $0.38 per MWh. In May 2009, the PUCT extended the existing nodal surcharge of $0.169 per MWh through September 30, 2009. At the current $0.169 per MWh nodal surcharge, the annual impact of the surcharge increase would be an estimated $12 to $13 million in expenses for 2009. At the direction of the PUCT, ERCOT submitted a request for approval of a permanent nodal surcharge, budget and schedule in March 2009. The proposed schedule continues to provide for implementation of a nodal market in December 2010.

The PUCT is expected to consider ERCOT’s request in a contested case docket during the third quarter of 2009 to determine the nodal surcharge fee for the remainder of 2009 and 2010. EFC Holdings cannot predict the ultimate impact of the proposed nodal wholesale market design on its operations or financial results.

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

EFH Corp. has a corporate risk management organization that is headed by the Chief Financial Officer, who also functions as the Chief Risk Officer. The Chief Risk Officer, through his designees, enforces applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in EFC Holdings’ businesses and their associated transactions.

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

	Six Months Ended June 30, 2009	Year Ended December 31, 2008

Month-end average Trading VaR:	$2	$6

Month-end high Trading VaR:	$4	$15

Month-end low Trading VaR:	$2	$2

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Six Months Ended June 30, 2009	Year Ended December 31, 2008

Month-end average MtM VaR:	$1,054	$2,290

Month-end high MtM VaR:	$1,470	$3,549

Month-end low MtM VaR:	$725	$1,087

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

	Six Months Ended June 30, 2009	Year Ended December 31, 2008

Month-end average EaR:	$1,037	$2,300

Month-end high EaR:	$1,450	$3,916

Month-end low EaR:	$722	$1,069

The decreases in the risk measures (MtM VaR and EaR) above were primarily driven by lower natural gas prices in 2009.

Interest Rate Risk

As of June 30, 2009, the potential reduction of annual pretax earnings due to a one percentage point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $29 million, taking into account the interest rate swaps discussed in Note 4 to Financial Statements.

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

Credit Exposure — EFC Holdings’ gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions arising from commodity hedging and trading activities totaled $2.877 billion at June 30, 2009. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of June 30, 2009 include $974 million in accounts receivable from the retail sale of electricity to TCEH’s residential and business customers. Cash deposits held as collateral for these receivables totaled $103 million at June 30, 2009. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

Most of the remaining credit exposure is with TCEH’s wholesale counterparties. These counterparties include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of June 30, 2009, the exposure to credit risk from the wholesale customers and counterparties totaled $1.903 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $586 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $1.317 billion increased approximately $522 million in the six months ended June 30, 2009, reflecting the increase in derivative assets related to the long-term hedging program due to the decline in forward natural gas prices.

Of this $1.317 billion net exposure, 97% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and TCEH’s internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. TCEH routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of June 30, 2009, for wholesale counterparties. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from commodity hedging and trading activities after taking into consideration netting within each contract and any master netting contracts with counterparties. The amounts below do not include asset liens held as security for a portion of the net exposure.

				Net Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$1,857	$585	$1,272	$1,103	$169	$—	$1,272

Noninvestment grade	46	1	45	46	(1)	—	45

Totals	$1,903	$586	$1,317	$1,149	$168	$—	$1,317

Investment grade	98%		97%
Noninvestment grade	2%		3%

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

TCEH does not anticipate any material adverse effect on its financial position or results of operations due to nonperformance by any wholesale customer or counterparty.

TCEH had credit exposure to two wholesale counterparties each having an exposure greater than 10% of the net $1.317 billion credit exposure. These two counterparties represented 48% and 34%, respectively, of the net exposure. Exposure to these counterparties is viewed to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating and TCEH’s business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

With respect to credit risk related to the long-term hedging program, over 99% of the transaction volumes are with counterparties with an A credit rating or better. However, TCEH has current and potential credit concentration risk related to the limited number of counterparties that comprise the substantial majority of the program with such counterparties being in the banking and financial sector. The transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of a material downgrade in the credit rating of the counterparties. An event of default by one or more hedge counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts are owed to the counterparties related to the commodity contracts or delays in receipts of expected settlements if the hedge counterparties owe amounts to EFC Holdings. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through various ongoing risk management measures.

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

•	allowed prices;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	operations of mines;

•	acquisitions and disposal of assets and facilities;

•	development, construction and operation of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies, including climate change initiatives;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the current recessionary environment;

•	EFC Holdings’ ability to attract and retain profitable customers;

•	EFC Holdings’ ability to profitably serve its customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the ERCOT electricity market;

•	EFC Holdings’ ability to effectively hedge against changes in commodity prices, market heat rates and interest rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, and changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of continued disruptions in US credit markets;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to EFC Holdings’ financial instruments;

•	changes in technology used by and services offered by EFC Holdings;

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

An evaluation was performed under the supervision and with the participation of EFC Holdings’ management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this report. Based on the evaluation performed, EFC Holdings’ management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this report, there has been no change in EFC Holdings’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting, except as discussed below.

During the second quarter of 2009, EFC Holdings completed the implementation of a new SAP retail customer management system, including billing and accounts receivable. As with any material change in EFC Holdings’ internal control over financial reporting, the design of this application, along with the design of the internal controls included in EFC Holdings’ processes, were evaluated for effectiveness.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

Reference is made to the discussion in Note 5 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS.

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2008 Form 10-K.

Item 6.	EXHIBITS

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit
(4)	Instruments Defining the Rights of Security Holders, Including Indentures

Energy Future Holdings Corp.

4(a)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(a)	—	Second Supplemental Indenture, dated as of August 3, 2009, to Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017

Texas Competitive Electric Holdings Company LLC

4(b)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(b)	—	Second Supplemental Indenture, dated as of August 3, 2009, to Indenture, dated as of October 31, 2007, relating to Texas Competitive Electric Holdings Company LLC’s and TCEH Finance, Inc.’s 10.25% Senior Notes due 2015, 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016

31	Rule 13a – 14(a)/15d – 14 (a) Certifications.

31(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications.

32(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)			—	Condensed Statements of Consolidated Income (Loss) – Twelve Months Ended June 30, 2009.

99(b)			—	TCEH Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2009 and 2008.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2009 and 2008.

99(d)			—	Texas Competitive Electric Holdings Company LLC Condensed Consolidated Balance Sheet as of June 30, 2009 and related Condensed Statements of Consolidated Income (Loss) and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2009 and 2008 and Cash Flows for the six-month periods ended June 30, 2009 and 2008.

*	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Energy Future Competitive Holdings Company

By:	/s/ Stan Szlauderbach
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 3, 2009