Form 10-K
period 2009-12-31
Energy Future Competitive Holdings CO
filed 2010-02-19
CIK 1445049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153529-02

Energy Future Competitive Holdings Company

(Exact name of registrant as specified in its charter)

Texas	75-1837355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange in Which Registered
Guaranty of 9.75% Senior Secured Notes due 2019 of Energy Future Holdings Corp.	New York Stock Exchange

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock Outstanding at February 18, 2010: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

2008 Form 10-K	EFC Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under certain debt arrangements of TCEH and EFH Corp. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. EFC Holdings is providing TCEH’s and EFH Corp.’s Adjusted EBITDA in this Form 10-K (see reconciliation in Exhibit 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the debt arrangements. EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFC Holdings’ presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

Ancillary services	Refers to services necessary to support the transmission of energy and maintain reliable operations for the entire transmission system.

CAIR	Clean Air Interstate Rule

Capgemini	Capgemini Energy LP, a provider of business support services to EFC Holdings and its subsidiaries

CO2	carbon dioxide

DOE	US Department of Energy

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH, and/or its consolidated subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EFH Corp. 9.75% Notes	Refers to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GHG	greenhouse gas

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

IRS	US Internal Revenue Service

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier in ERCOT (generally natural gas plants), by the market price of natural gas. Forward wholesale electricity market price quotes in ERCOT are generally limited to two or three years; accordingly, forward market heat rates are generally limited to the same time period. Forecasted market heat rates for time periods for which market price quotes are not available are based on fundamental economic factors and forecasts, including electricity supply, demand growth, capital costs associated with new construction of generation supply, transmission development and other factors.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that was merged into EFH Corp. on October 10, 2007

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electric Reliability Corporation

NOx	nitrogen oxide

NRC	US Nuclear Regulatory Commission

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries, including Oncor.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

RRC	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

v

SG&A	selling, general and administrative

SO2	sulfur dioxide

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy markets activities. Its major subsidiaries include Luminant and TXU Energy.

TCEH Finance	Refers to TCEH Finance, Inc., a direct, wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.

TCEH Senior Notes	Refers collectively to TCEH’s 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes Series B due November 1, 2015 (collectively, TCEH 10.25% Notes) and TCEH’s 10.50%/11.25% Senior Toggle Notes due November 1, 2016 (TCEH Toggle Notes).

TCEH Senior Secured Facilities	Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 10 to Financial Statements for details of these facilities.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

TXU Fuel	TXU Fuel Company, a former subsidiary of TCEH

US	United States of America

PART I

Items 1. and 2.	BUSINESS AND PROPERTIES

See Glossary on page iii for a definition of terms and abbreviations.

EFC Holdings Business and Strategy

EFC Holdings, a wholly-owned subsidiary of EFH Corp., is a Dallas-based holding company that conducts its operations almost entirely through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management, are performed on an integrated basis; consequently, there are no reportable business segments.

TCEH owns or leases 17,519 MW of generation capacity in Texas, which consists of lignite/coal, nuclear and natural gas-fueled generation facilities, including two new lignite-fueled units that achieved substantial completion (as defined in the EPC agreements for the units) in fall of 2009. In addition, TCEH is the largest purchaser of wind-generated electricity in Texas and the fifth largest in the US. TCEH is currently constructing one additional lignite/coal-fueled generation unit in Texas. This unit, which is in the commissioning and start-up phase, synchronized to the grid in January 2010 and is expected to achieve substantial completion (as defined in the EPC Agreement for the unit) in mid-2010. TCEH provides competitive electricity and related services to more than two million retail electricity customers in Texas.

At December 31, 2009, EFC Holdings had approximately 4,850 full-time employees, including approximately 2,040 employees under collective bargaining agreements.

EFC Holdings’ Market

EFC Holdings operates primarily within the ERCOT market. This market represents approximately 85% of electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the system operator of the interconnected transmission grid for those systems. ERCOT’s membership consists of more than 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, investor-owned utilities, REPs and consumers.

The ERCOT market is currently divided into four regions or congestion management zones (North, Houston, South and West), which reflect transmission constraints that are commercially significant and which have limits as to the amount of electricity that can flow across zones. These constraints and zonal differences can result in differences between wholesale power prices among zones. Of TCEH’s baseload (coal- and nuclear-fueled) generation units, 12 (including the unit under construction) are located in the North zone, and two are located in the South zone. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation and Rates – Wholesale Market Design” for discussion of ERCOT’s planned implementation of a nodal market design by December 2010.

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

The following data is derived from information published by ERCOT:

From 1999 through September 2009, over 41,000 MW of mostly natural gas-fueled and wind generation capacity has been developed in the ERCOT market. Installed generation capacity in the ERCOT market totals approximately 84,000 MW, including approximately 3,000 MW mothballed (idled) capacity, as well as wind (over 9,000 MW), water and other resources that may not be available coincident with system need. In 2009, hourly demand peaked at a record 63,400 MW. ERCOT’s estimate of total available capacity for 2010 reserve margin calculation is approximately 76,000 MW of which, approximately 66% is natural gas-fueled generation and approximately 33% is lignite/coal and nuclear-fueled baseload generation. ERCOT currently has a target reserve margin level of 12.5%; the reserve margin is projected by ERCOT to be 21.8% in 2010, 19.9% in 2011, and drop below the target reserve margin, to 12.3% by 2014. Reserve margin is the difference between system generation capability and anticipated peak load.

The ERCOT market has limited interconnections to other markets in the US, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

Natural gas-fueled generation is the predominant electricity capacity resource in the ERCOT market and accounted for approximately 42% of the electricity produced in the ERCOT market in 2009. Because of the significant natural gas-fueled capacity and the ability of such facilities to more readily increase or decrease production when compared to baseload generation, marginal demand for electricity is usually met by natural gas-fueled facilities. As a result, wholesale electricity prices in ERCOT are highly correlated with natural gas prices.

EFC Holdings’ Strategies

EFC Holdings’ businesses focus operations on key drivers such as optimizing and developing its generation fleet to safely provide reliable electricity supply in a cost-effective manner, hedging its electricity price-risk and providing high quality service and innovative energy products to retail and wholesale customers.

Other elements of EFC Holdings’ strategies include:

•

Increase value from existing business lines. EFC Holdings’ strategy focuses on striving for top quartile or better performance across its operations in terms of safety, reliability, cost and customer service. In establishing tactical objectives, EFC Holdings incorporates the following core operating principles:

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

•

Operational Excellence: Incorporating continuous improvement and financial discipline in all aspects of the business to achieve top-tier results that maximize the value of the company for stakeholders, including operating world-class facilities that produce and deliver safe and dependable electricity at affordable prices, and

•	Performance-Driven Culture: Fostering a strong values- and performance-based culture designed to attract, develop and retain best-in-class talent.

•

Pursue growth opportunities across business lines. Scale in EFC Holdings’ operating businesses allows it to take part in large capital investments, such as new generation projects, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. EFC Holdings expects to also explore smaller-scale growth initiatives that are not expected to be material to its performance over the near term but can enhance its growth profile over time. Specific growth initiatives include:

•

Pursue generation development opportunities to help meet ERCOT’s growing electricity needs over the longer term from a diverse range of alternatives such as nuclear, renewable energy and advanced coal technologies.

•

Profitably increase the number of retail customers served throughout the competitive ERCOT market areas by delivering superior value through high quality customer service and innovative energy products, including leading energy efficiency initiatives and service offerings.

•

Reduce the volatility of cash flows through a commodity risk management strategy. The strong historical correlation between natural gas prices and wholesale electricity prices in the ERCOT market provides EFC Holdings an opportunity to manage its exposure to variability of wholesale electricity prices. EFC Holdings has established a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, TCEH has entered into market transactions involving natural gas-related financial instruments, and as of December 31, 2009, has effectively sold forward approximately 1.6 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 200,000 GWh at an assumed 8.0 market heat rate) for the period January 1, 2010 through December 31, 2014 at weighted average annual hedge prices ranging from $7.80 per MMBtu to $7.19 per MMBtu. These transactions, as well as forward power sales, have effectively hedged an estimated 68% of the natural gas price exposure related to TCEH’s expected generation output for the period beginning January 1, 2010 and ending December 31, 2014 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices, which are expected to be the marginal fuel for the purpose of setting electricity prices approximately 75% to 90% of the time. If this correlation changes, the cash flows targeted under the long-term hedging program may not be achieved. As of December 31, 2009, more than 95% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liquidity and Capital Resources — Liquidity Effects of Commodity Hedging and Trading Activities”), thereby reducing the cash and letter of credit collateral requirements for the hedging program.

•

Pursue new environmental initiatives. EFC Holdings is committed to continue to operate in compliance with all environmental laws, rules and regulations and to reduce its impact on the environment. EFH Corp.’s Sustainable Energy Advisory Board advises in the pursuit of technology development opportunities that reduce the company’s impact on the environment while balancing the need to help address the energy requirements of Texas. The Sustainable Energy Advisory Board is comprised of individuals who represent the following interests, among others: the environment, labor unions, customers, economic development in Texas and technology/reliability standards. In addition, EFC Holdings is focused on and is pursuing opportunities to reduce emissions from its existing and new lignite/coal-fueled generation units in the ERCOT market. EFC Holdings has voluntarily committed to reduce emissions of mercury, NOx and SO2 at its existing units. EFC Holdings expects to make these reductions through a combination of investment in new emission control equipment, new coal cleaning technologies and optimizing fuel blends. In addition, EFC Holdings expects to invest $100 million over a five-year period that began in 2008 in programs designed to encourage customer electricity demand efficiencies. As of December 31, 2009, EFC Holdings had invested a total of $20 million in these programs.

Seasonality

EFC Holdings’ revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

Business Organization

For purposes of operational accountability, performance management and market identity, operations of TCEH have been grouped into Luminant, engaged in electricity generation and wholesale markets activities, and TXU Energy, engaged in retail electricity sales activities. These activities are conducted through separate legal entities.

Luminant — Luminant’s existing electricity generation fleet consists of 18 plants in Texas with total installed nameplate generating capacity as shown in the table below:

Fuel Type	Installed Nameplate Capacity (MW)	Number of Plants	Number of Units (a)
Nuclear	2,300	1	2
Lignite/coal (b)	7,217	5	11
Natural gas (c)(d)	8,002	12	35

Total	17,519	18	48

(a)	Leased units consist of six natural gas-fueled units totaling 390 MW of capacity. All other units are owned.
(b)	Does not include generation capacity of the second unit at Oak Grove, currently under construction, as discussed below under “Lignite/Coal-Fueled Generation Operations.”
(c)	Includes 1,953 MW representing seven units mothballed and not currently available for dispatch and 655 MW representing two units operated under reliability-must-run (RMR) contracts with ERCOT. See “Natural Gas-Fueled Generation Operations” below.
(d)	Includes 1,528 MW representing 12 units currently operated for unaffiliated parties.

The generation plants are located primarily on land owned in fee. Nuclear and lignite/coal-fueled (baseload) plants are generally scheduled to run at capacity except for periods of scheduled maintenance activities or, in the case of lignite/coal units, backdown due to periods of low wholesale power prices (i.e., economic backdown) or ERCOT instruction. The natural gas-fueled generation units supplement the baseload generation capacity in meeting consumption in peak demand periods as production from a certain number of these units can more readily be ramped up or down as demand warrants.

Nuclear Generation Operations — Luminant operates two nuclear generation units at the Comanche Peak plant, each of which is designed for a capacity of 1,150 MW. Comanche Peak’s Unit 1 and Unit 2 went into commercial operation in 1990 and 1993, respectively, and are generally operated at full capacity to meet the load requirements in ERCOT. Refueling (nuclear fuel assembly replacement) outages for each unit are scheduled to occur every eighteen months during the spring or fall off-peak demand periods. Every three years, the refueling cycle results in the refueling of both units during the same year, which last occurred in 2008. While one unit is undergoing a refueling outage, the remaining unit is intended to operate at full capacity. During a refueling outage, other maintenance, modification and testing activities are completed that cannot be accomplished when the unit is in operation. Over the last three years, excluding the 55-day outage in 2007 to refuel and replace the steam generators and reactor vessel head in Unit 1, the refueling outage period per unit has ranged from 19 to 27 days. The Comanche Peak plant operated at a capacity factor of 93.5% in 2007, reflecting the planned extended refueling outage to replace the steam generator and reactor vessel head in Unit 1, 95.2% in 2008, reflecting refueling of both units and 100.0% in 2009.

Luminant has contracts in place for all of its nuclear fuel conversion services through 2011 and 77% of its requirements through 2015. In addition, Luminant has contracts for the acquisition of approximately 80% of its uranium requirements for 2010 (with contracts for the remainder substantially complete) and 64% of its requirements through 2014, all of its nuclear fuel enrichment services through 2012 and all of its nuclear fuel fabrication services through 2018.

Contracts for the acquisition of additional raw uranium and nuclear fuel conversion services through 2024 and 2029, respectively, are being negotiated. Luminant does not anticipate any significant difficulties in acquiring raw uranium and contracting for associated conversion services and enrichment in the foreseeable future.

Luminant believes its on-site used nuclear fuel storage capability is sufficient for a minimum of three years. The nuclear industry is continuing to review ways to enhance security of used-fuel storage with the NRC to fully utilize physical storage capacity. Current on-site used nuclear fuel storage capability will require the use of the industry technique of dry cask storage within the next three years.

The Comanche Peak nuclear generation units have an estimated useful life of 60 years from the date of commercial operation. Therefore, assuming that Luminant receives 20-year license extensions, similar to what has been granted by the NRC to several other commercial generation reactors over the past several years, plant decommissioning activities would be scheduled to begin in 2050 for Comanche Peak Unit 1 and 2053 for Unit 2 and common facilities. Decommissioning costs will be paid from a decommissioning trust that, pursuant to state law, is funded from Oncor’s customers through an ongoing delivery surcharge. (See Note 16 to Financial Statement for discussion of the decommissioning trust fund.)

Nuclear insurance provisions are discussed in Note 11 to Financial Statements.

Nuclear Generation Development — In September 2008, a subsidiary of TCEH filed a combined operating license application with the NRC for two new nuclear generation units, each with approximately 1,700 MW (gross capacity), at its existing Comanche Peak nuclear generation site. In connection with the filing of the application, in January 2009, subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture, Comanche Peak Nuclear Power Company (CPNPC), to further the development of the two new nuclear generation units using MHI’s US–Advanced Pressurized Water Reactor technology. The TCEH subsidiary owns an 88% interest in CPNPC, and a MHI subsidiary owns a 12% interest.

In March 2009, the NRC announced an official review schedule for the license application. Based on the schedule, the NRC expects to complete its review by December 2011, and it is expected that a license would be issued approximately one year later. In November 2009, CPNPC filed a comprehensive revision to the license application that updated the license application for developments occurring after the initial filing.

In 2009, the DOE announced that it had selected four applicants to proceed to the due diligence phase of its Loan Guarantee Program and to commence negotiations towards potential loan guarantees for their respective generation projects. CPNPC was not among the initial four applicants selected by the DOE; however, CPNPC continues to update the DOE on its progress, with the goal of securing a DOE loan guarantee for financing the proposed units prior to commencement of construction.

Lignite/Coal-Fueled Generation Operations — Luminant’s lignite/coal-fueled generation fleet capacity totals 7,217 MW (including two recently completed new units) and consists of the Big Brown (2 units), Monticello (3 units), Martin Lake (3 units), Oak Grove (1 unit) and Sandow (2 units) plants. These plants are generally operated at full capacity to help meet the load requirements in ERCOT. Maintenance outages are scheduled during off-peak demand periods. Over the last three years, the total annual scheduled and unscheduled outages per unit averaged 31 days. Luminant’s lignite/coal-fueled generation fleet operated at a capacity factor of 90.9% in 2007, 87.6% in 2008 and 86.5% in 2009, which represents top quartile performance of US coal-fueled generation facilities. The 2008 performance reflects extended unplanned outages at several units, and the 2009 performance reflects increased economic backdown of the units.

Luminant is nearing completion of a program to develop and construct three lignite-fueled generation units with a total estimated capacity of 2,200 MW. The three units consist of one unit at a leased site that is adjacent to an existing owned lignite-fueled generation unit (Sandow) and two units at an owned site (Oak Grove). The Sandow unit and the first Oak Grove unit achieved substantial completion (as defined in the EPC Agreements for the respective units) effective September 30, 2009 and December 22, 2009, respectively. Accordingly, the company has operational control of these units. The second Oak Grove unit, which is in the commissioning and start-up phase, synchronized to the grid in January 2010 and is expected to achieve substantial completion (as defined in the EPC Agreement for the unit) in mid-2010.

Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which approximately $3.1 billion was spent as of December 31, 2009. The investment includes approximately $500 million for state-of-the-art emissions controls for the three new units. Including capitalized interest and the step-up in construction work-in-process balances to fair value as a result of purchase accounting for the Merger in 2007, carrying value of the units are estimated to total approximately $4.8 billion upon completion. Agreements were executed with EPC contractors Bechtel Power Corporation and Fluor Enterprises, Inc. to engineer and construct the units at Sandow and Oak Grove, respectively.

Luminant also has an environmental retrofit program under which it plans to install additional environmental control systems at its existing lignite/coal-fueled generation facilities. Capital expenditures associated with these additional environmental control systems could exceed $1.0 billion, of which $326 million was spent through 2009. Luminant has not yet completed all detailed cost and engineering studies for the additional environmental systems, and the cost estimates could change materially as it determines the details of and further evaluates the engineering and construction costs related to these investments.

Approximately 47% of the fuel used at Luminant’s lignite/coal-fueled generation plants in 2009 was supplied from lignite reserves owned in fee or leased surface-minable deposits dedicated to the Big Brown, Monticello, Martin Lake and Oak Grove plants, which were constructed adjacent to the reserves. Luminant owns in fee or has under lease an estimated 843 million tons of lignite reserves dedicated to its generation plants and 241 million tons associated with an undivided interest in the lignite mine that provides fuel for the Sandow facility. Luminant also owns in fee or has under lease in excess of 85 million tons of reserves not currently dedicated to specific generation plants. In 2009, Luminant recovered approximately 20 million tons of lignite to fuel its generation plants. Luminant utilizes owned and/or leased equipment to remove the overburden and recover the lignite.

Luminant’s lignite mining operations include extensive reclamation activities that return the land to productive uses such as wildlife habitats, commercial timberland and pasture land. In 2009, Luminant reclaimed 1,485 acres of land. In addition, Luminant planted more than 1.1 million trees in 2009, the majority of which were part of the reclamation effort.

Luminant supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to Luminant’s generation plants by railcar. Based on its current usage, Luminant believes that it has sufficient lignite reserves for the foreseeable future and has contracted approximately 80% of its western coal resources and all of the related transportation through 2011.

Natural Gas-Fueled Generation Operations — Luminant’s fleet of 35 natural gas-fueled generation units totaling 8,002 MW of capacity includes 3,866 MW of currently available capacity, 2,183 MW of capacity being operated for unaffiliated third parties (including 655 MW under RMR agreements with ERCOT), and 1,953 MW of capacity currently mothballed (idled). The natural gas-fueled units predominantly serve as peaking units that can be ramped up or down as demand for electricity warrants.

Wholesale Operations — Luminant’s wholesale operations play a pivotal role in EFC Holdings’ competitive business portfolio by optimally dispatching the generation fleet, including the baseload facilities, sourcing TXU Energy’s and other customers’ electricity requirements and managing commodity price risk.

EFC Holdings’ commodity price exposure is managed across the complementary Luminant generation and TXU Energy retail businesses on a portfolio basis. Under this approach, Luminant’s wholesale operations manage the risks of imbalances between generation supply and sales load, which primarily represent exposures to natural gas price movements and market heat rate changes (variations in the relationships between natural gas prices and wholesale electricity prices), through wholesale markets activities that include physical purchases and sales and transacting in financial instruments.

Luminant’s wholesale operations manage this commodity price and heat rate exposure through asset management and hedging activities. These operations provide TXU Energy and other retail and wholesale customers with electricity and related services to meet their demands and the operating requirements of ERCOT. Luminant also sells forward generation and seeks to maximize the economic value of the generation fleet, particularly the baseload facilities. In consideration of operational production and customer consumption levels that can be highly variable, as well as opportunities for long-term purchases and sales with large wholesale market participants, Luminant buys and sells electricity in short-term transactions and executes longer-term forward electricity purchase and sales agreements. Luminant is the largest purchaser of wind-generated electricity in Texas and the fifth largest in the US with more than 900 MW of existing wind power under contract.

In its hedging activities, Luminant enters into contracts for the physical delivery of electricity and natural gas, exchange traded and “over-the-counter” financial contracts and bilateral contracts with producers, generators and end-use customers. A major part of these hedging activities is a long-term hedging program, described above under “EFC Holdings’ Strategies”, designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, principally utilizing natural gas-related financial instruments.

The wholesale operations also dispatch Luminant’s available natural gas-fueled generation capacity. Luminant’s dispatching activities are performed through a centrally managed real-time operational staff that synthesizes operational activities across the fleet and interfaces with various wholesale market channels. Luminant’s wholesale operations coordinate the overall commercial strategy for these plants working closely with other Luminant operations. In addition, the wholesale operations manage the natural gas and fuel-oil procurement requirements for Luminant’s natural gas-fueled generation fleet.

Luminant’s wholesale operations engage in commercial operations such as physical purchases, storage and sales of natural gas, electricity and natural gas trading and third-party energy management. Natural gas operations include direct purchases from natural gas producers, transportation agreements, storage leases and commercial retail sales. Luminant currently manages approximately 11 billion cubic feet of natural gas storage capacity.

Luminant’s wholesale operations manage exposure to wholesale commodity and credit-related risk within established transactional risk management policies, limits and controls. These policies, limits and controls have been structured so that they are practical in application and consistent with stated business objectives. Risk management processes include capturing transactions, performing and validating valuations and reporting exposures on a daily basis using risk management information systems designed to support a large transactional portfolio. A risk management forum meets regularly to ensure that business practices comply with approved transactional limits, commodities, instruments, exchanges and markets. Transactional risks are monitored and limits are enforced to comply with the established risk policy. Luminant has a disciplinary program to address any violations of the risk management policies and periodically reviews these policies to ensure they are responsive to changing market and business conditions.

TXU Energy — TXU Energy serves approximately 2.1 million residential and commercial retail electricity customers in Texas with approximately 61% of retail revenues in 2009 from residential customers. Texas is one of the fastest growing states in the nation with a diverse economy and, as a result, has attracted a number of competitors into the retail electricity market; consequently, competition is expected to continue to be robust. TXU Energy, as an active participant in this competitive market, provides retail electric service to all areas of the ERCOT market now open to competition, including the Dallas/Fort Worth, Houston, Corpus Christi, and lower Rio Grande Valley areas of Texas. TXU Energy continues to market its services in Texas to add new customers and to retain its existing customers. There are more than 140 active REPs certified to compete within the State of Texas.

TXU Energy’s strategy focuses on providing its customers with high quality customer service and creating new products and services to meet customer needs; accordingly, a new customer management computer system was implemented in 2009, and other customer care enhancements are being implemented to further improve customer satisfaction. TXU Energy offers a wide range of residential products to meet various customer needs. TXU Energy is investing $100 million over five years ending in 2012, including a total of $20 million spent as of December 31, 2009, in energy efficiency initiatives as part of a program to offer customers a broad set of innovative energy products and services.

Regulation — Luminant is an exempt wholesale generator under the Energy Policy Act of 2005 and is subject to the jurisdiction of the NRC with respect to its nuclear generation plant. NRC regulations govern the granting of licenses for the construction and operation of nuclear-fueled generation facilities and subject such facilities to continuing review and regulation. Luminant also holds a power marketer license from the FERC and, with respect to any wholesale power sales outside the ERCOT market, is subject to market behavior and any other competition-related rules and regulations under the Federal Power Act that are administered by the FERC.

Luminant is also subject to the jurisdiction of the PUCT’s oversight of the competitive ERCOT wholesale electricity market. PUCT rules do not set wholesale power prices in the market but do provide certain limits and framework for such pricing and market behavior.

TXU Energy is a licensed REP under the Texas Electric Choice Act and is subject to the jurisdiction of the PUCT with respect to provision of electricity service in ERCOT. PUCT rules govern the granting of licenses for REPs, including oversight but not setting of prices charged.

Environmental Regulations and Related Considerations

Global Climate Change

Background — A growing concern has emerged nationally and internationally about global climate change and how greenhouse gas (GHG) emissions, such as CO2, might contribute to global climate change. EFC Holdings produces GHG emissions from the direct combustion of fossil fuels at its generation plants, primarily its lignite/coal-fueled generation units. CO2, methane and nitrous oxide are emitted in this combustion process, with CO2 representing the largest portion of these GHG emissions. GHG emissions (primarily CO2) from EFC Holdings’ combustion of fossil fuels represent the substantial majority of EFC Holdings’ total GHG emissions. For 2008, EFC Holdings estimates that its generation plants produced 55 million short tons of CO2 based on continuously monitored data reported to and approved by the EPA. The two new lignite-fueled units that achieved substantial completion (as defined in the EPC Agreement for the units) in fall of 2009 and the one new lignite-fueled unit that is expected to achieve substantial completion (as defined in the EPC Agreement for the unit) in mid-2010 will generate additional CO2 emissions. Other aspects of EFC Holdings’ operations result in emissions of GHGs including, among other things, coal piles at its generation plants, refrigerant from its chilling and cooling equipment, fossil fuel combustion in its motor vehicles and electricity usage at its facilities and headquarters. Because a substantial portion of EFC Holdings’ generation portfolio consists of lignite/coal-fueled generation plants, including the three new lignite-fueled generation units that are at or near completion, EFC Holdings’ financial condition and/or results of operations could be materially adversely affected by the enactment of statutes or regulations that mandate a reduction in GHG emissions or that impose financial penalties, costs or taxes on those that produce GHG emissions. See Item 1A, “Risk Factors” for additional discussion of risks posed to EFC Holdings regarding global climate change regulation.

Global Climate Change Legislation — Several bills have been introduced in the US Congress or advocated by the Obama Administration that are intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon emissions (carbon tax) and incentives for the development of low-carbon technology. In addition to potential federal legislation to regulate GHG emissions, the US Congress might also consider other legislation that could result in the reduction of GHG emissions, such as the establishment of renewable energy portfolio standards.

Through its own evaluation and working in tandem with other companies and industry trade associations, EFC Holdings has supported the development of an integrated package of recommendations for the federal government to address the global climate change issue through federal legislation, including GHG emissions reduction targets for total US GHG emissions and rigorous cost containment measures to ensure that program costs are not prohibitive. In the event GHG legislation involving a cap-and-trade program is enacted, EFC Holdings believes that such a program should be mandatory, economy-wide, consistent with expected technology development timelines and designed in a way to limit potential harm to the economy and protect consumers. EFC Holdings contends that any mechanism for allocation of GHG emission allowances should include substantial allocation of allowances to offset the cost of GHG regulation, including the cost to electricity consumers. In addition, EFC Holdings participates in a voluntary electric utility industry sector climate change initiative in partnership with the DOE. EFC Holdings’ strategies are generally consistent with the “EEI Global Climate Change Points of Agreement” published by the Edison Electric Institute in January 2009 and “The Carbon Principles” announced in February 2008 by three major financial institutions. Finally, EFH Corp. has created a Sustainable Energy Advisory Board that advises EFC Holdings on technology development opportunities that reduce the effects of its operations on the environment while balancing the need to address the energy requirements of Texas. EFH Corp.’s Sustainable Energy Advisory Board is comprised of individuals who represent the following interests, among others: the environment, customers, economic development in Texas and technology/reliability standards. If despite these efforts, a substantial number of EFC Holdings’ investors, customers or other refuse to do business with it because of its GHG emissions, it could have a material adverse effect on its results of operations, financial position and liquidity.

Federal Level — A number of pieces of legislation dealing with GHG emissions have been proposed in the US Congress, including the Waxman-Markey bill, known as the American Clean Energy and Security Act of 2009 (Waxman-Markey) and the Kerry-Boxer bill, known as the Clean Energy Jobs and American Power Act (Kerry-Boxer). This proposed legislation is not law, but in June 2009 Waxman-Markey was passed by the US House of Representatives and sent to the US Senate for consideration. Kerry-Boxer recently was reported out of the US Senate Environment and Public Works Committee. President Obama has also expressed support for Waxman-Markey and Kerry-Boxer.

As currently proposed, Waxman-Markey takes several approaches to address GHG emissions, including establishing renewable energy and energy efficiency standards, establishing performance standards for coal-fueled electricity generation units, and creating an economy-wide cap-and-trade program. The renewable energy and energy efficiency standards would require retail electricity suppliers to meet 6% of their load with renewable energy sources by 2012, increasing to 20% of their load by 2020, some of which could be met by energy efficiency measures. The performance standards for coal-fueled electricity generation units would require a 65% reduction in CO2 emissions for subject generation units initially permitted after January 1, 2020, and a 50% reduction in CO2 emissions for subject electricity generation units initially permitted between January 1, 2009 and January 1, 2020 once certain technology deployment criteria are met but no later than January 1, 2025. The cap-and-trade program would require emissions from capped sources, including coal-fueled electricity generation units, to be reduced 3% below 2005 levels by 2012, 17% by 2020, 42% by 2030 and 83% by 2050. The version of Waxman-Markey passed by the US House of Representatives included provisions that allocated a large percentage of the emissions allowances at no charge to various groups that would be impacted by such a cap-and-trade program, including certain merchant coal-fueled generation units. The Kerry-Boxer proposal employs a cap and trade approach similar to Waxman-Markey, but requires a 20% reduction in CO2 emissions levels by 2020 and provides a smaller grant of emission allowances to the electric power sector, including merchant coal-fueled generation units. Kerry-Boxer does not include a renewable energy and energy efficiency standard, which is addressed in a separate proposal in the US Senate.

Both Waxman-Markey and Kerry-Boxer remain subject to deliberation and modifications in the US Congress, thereby precluding an accurate estimate of the cost of compliance; however, if Waxman-Markey, Kerry-Boxer or similar legislation were to be adopted, EFC Holdings’ costs of compliance with the law could be material.

In April 2007, the US Supreme Court issued a decision in the case of Massachusetts v. US Environmental Protection Agency holding that CO2 and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the federal Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative, provide a reasonable explanation why GHG emissions should not be regulated. In December 2009, the EPA issued a finding that GHG emissions endanger human health and the environment and that emissions from motor vehicles contribute to that endangerment. The EPA’s finding will require it to begin regulating GHG emissions from motor vehicles and ultimately stationary sources under existing provisions of the federal Clean Air Act, and the EPA has already begun work on such regulations. Since the issuance of the finding, a number of parties (including the State of Texas) have appealed the finding to the US District Court of Appeals.

In September 2009, the EPA proposed two sets of regulations in anticipation of finalizing its endangerment finding: one to reduce GHG emissions from certain new motor vehicles and the other to establish new thresholds of GHG emissions for the applicability of permits under the Clean Air Act to stationary sources (known as the “tailoring rule”), including power generation facilities. The motor vehicle rules may be adopted as early as March 2010. Upon adoption of those regulations, GHG emissions, for the first time, will be air contaminants regulated under the Clean Air Act. The EPA asserts that once GHG emissions are air contaminants regulated under the Clean Air Act, major sources of GHG emissions — including fossil-fuel fired electricity generating units — will need to address GHG emissions in air permits for new sources and renewed permits for existing sources and to satisfy the control technology requirements of the Clean Air Act’s New Source Review (NSR) program with respect to GHG emissions if they undergo a major modification that is subject to the NSR program. The EPA solicited public comments on its position, originally set forth in a memorandum issued in December 2008 by then EPA Administrator Stephen Johnson, that CO2 and other GHGs are regulated air contaminants for purposes of the NSR program applicable to stationary sources, when they are controlled by a regulation under the Clean Air Act, and is expected to clarify the issue early in 2010. The EPA’s proposed tailoring rule seeks to define the threshold of GHG emissions for determining applicability of the Clean Air Act’s permitting programs and NSR program at levels greater than the lower emission thresholds contained in the Clean Air Act. In addition, in September 2009, the EPA issued a final rule requiring the reporting by March 2011 of calendar year 2010 GHG emissions from specified large GHG emissions sources in the US (such reporting rule would apply to EFC Holdings’ lignite-fueled generation facilities).

As with the regional GHG regulatory programs, any federal GHG legislation is expected to limit, to some extent, the EPA’s authority to regulate GHGs under existing Clean Air Act regulatory programs, but if Congress fails to pass GHG legislation, the EPA is expected to continue its announced Clean Air Act regulatory actions. EFC Holdings’ costs of complying with future EPA limitations on GHG emissions could be material.

In September 2009, the US Court of Appeals for the Second Circuit issued a decision in the case of State of Connecticut v. American Electric Power Company Inc. holding that various states, a municipality and certain private trusts have standing to sue and have sufficiently alleged a cause of action under the federal common law of nuisance for injuries allegedly caused by the defendant power generation companies’ emissions of GHGs. The decision does not address the merits of the nuisance claim, and is still subject to appeal.

In October 2009, the US Court of Appeals for the Fifth Circuit issued a decision in the case of Comer v. Murphy Oil USA holding that certain Mississippi residents have standing to sue to pursue state law nuisance, negligence and trespass claims for injuries purportedly suffered because the defendants’ emissions of GHGs allegedly increased the destructive force of Hurricane Katrina. This decision, like the American Electric Power decision discussed above, does not address the merits of such a nuisance claim and is still subject to appeal.

In September 2009, the US District Court for the Northern District of California issued a decision in the case of Native Village of Kivalina v. ExxonMobil Corporation dismissing claims asserted by an Eskimo village that emissions of GHGs from approximately 24 oil and energy companies are causing global warming, which has damaged the arctic sea ice that protects the village from winter storms and erosion. The court dismissed the claims because they raised nonjudiciable political questions and because plaintiffs lacked standing to sue. The decision is subject to appeal.

While EFC Holdings is not a party to these suits, they could encourage or form the basis for a lawsuit asserting similar nuisance claims regarding emissions of GHGs. If any similar suit was successfully asserted against EFC Holdings in the future, it could have a material adverse effect on EFC Holdings’ business, results of operations and financial condition.

State and Regional Level — There are currently no Texas state regulations in effect concerning GHGs, and there are no regional initiatives concerning GHGs in which the State of Texas is a participant. EFC Holdings opposes state-by-state regulation of GHGs. In October 2009, Public Citizen Inc. filed a lawsuit against the Texas Commission on Environmental Quality (TCEQ) and its commissioners seeking to compel the TCEQ to regulate GHG emissions under the Texas Clean Air Act. The Attorney General of Texas has filed special exceptions to the Public Citizen pleading. EFC Holdings is not a party to this litigation. If limitations on emissions of GHGs are enacted in Texas, EFC Holdings’ costs of compliance could be material.

International Level — The US currently is not a party to the Kyoto Protocol, which is a protocol to the United Nations Framework Convention on Climate Change (UNFCCC). The United Nations’ Kyoto Protocol process generally requires developed countries to cap GHG emissions at certain levels during the 2008 to 2012 time period. At the conclusion of the December 2007 United Nations Climate Change Conference, the Bali Action Plan was adopted, which identifies a work group, process and timeline for the consideration of possible post-2012 international actions to further address climate change. In December 2009, leaders of developed and developing countries met in Copenhagen under the UNFCCC and issued the Copenhagen Accord. The Copenhagen Accord provides a mechanism for countries to make economy-wide GHG emission mitigation commitments for reducing emissions of GHGs by 2020 and provides for developed countries to fund GHG emission mitigation projects in developing countries. President Obama participated in the development of, and endorsed, the Copenhagen Accord. In January 2010, the US informed the United Nations that it would reduce GHG emissions by 17% from 2005 levels by 2020, contingent on Congress passing climate change legislation.

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

EFC Holdings’ Voluntary Energy Efficiency, Renewable Energy, and Global Climate Change Efforts — EFC Holdings is considering, or expects to be actively engaged in, business activities that could result in reduced GHG emissions including:

•

Investing in Energy Efficiency or Related Initiatives — EFC Holdings expects to invest $100 million in energy efficiency or related initiatives over a five-year period that began in 2008, including initiatives such as the TXU Energy Power Monitor™, an in-home display device that enables residential customers to monitor whole-house energy usage and cost in real-time, and projects month-end bill amounts; the TXU Energy iThermostat™, a web-enabled programmable thermostat with a load control feature for cycling off air conditioners during times of peak energy demand; time-based electricity rates that are expected to work in conjunction with advanced metering infrastructure; rate plans that include electricity from renewable resources; an Online Energy Store that provides customers the opportunity to purchase hard-to-find, cost-effective energy efficiency products; a Compact Fluorescent Light (CFL) program that provides packages of CFLs to customers; a program to refer customers to energy efficiency contractors; the provision of rebates to business customers for purchasing new energy efficient equipment for their facilities based on a detailed engineering design through the Energy Conservation Investment Program; the Energy Efficiency Assistance Program that delivers products and services, as well as grants through social service agencies, to improve the energy efficiency of participating low income customer homes and apartment complexes; and online energy audit tools and tips for using less electricity;

•

Purchasing Electricity from Renewable Sources — EFC Holdings expects to remain a leader in the ERCOT market in providing electricity from renewable sources by purchasing up to 1,500 MW of wind power. EFC Holdings’ total wind power portfolio is currently more than 900 MW;

•

Promoting the Use of Solar Power — TXU Energy currently purchases surplus renewable distributed generation from qualified customers. In addition, TXU Energy’s Solar Academy works with Texas school districts to teach and demonstrate the benefits of solar power;

•

Investing in Technology — EFC Holdings continues to evaluate the development and commercialization of cleaner power facility technologies; technologies that support sequestration and/or reduction of CO2; incremental renewable sources of electricity, including wind and solar power; energy storage, including advanced battery and compressed air storage, as well as related technologies that seek to lower emissions intensity. Additionally, EFC Holdings continues to explore the advances in electric cars and plug-in hybrid electric vehicles that have the potential to reduce overall GHG emissions;

•

Evaluating the Development of a New Nuclear Generation Facility — EFC Holdings has filed an application with the NRC for combined construction and operating licenses for up to 3,400 MW of new nuclear generation capacity (the lowest GHG emission source of baseload generation currently available) at its Comanche Peak nuclear generation facility. In addition, EFC Holdings has (i) filed a loan guarantee application with the DOE for financing of the proposed units and (ii) formed a joint venture with Mitsubishi Heavy Industries Ltd. (MHI) to further develop the units using MHI’s US-Advanced Pressurized Water Reactor technology, and

•

Offsetting GHG Emissions by Planting Trees — EFC Holdings is engaged in a number of tree planting programs that offset GHG emissions, resulting in the planting of over 1.1 million trees in 2009. The majority of these trees were planted as part of EFC Holdings’ mining reclamation efforts but also include TXU Energy’s Urban Tree Farm program which has planted more than 150,000 trees since its inception in 2002.

Sulfur Dioxide, Nitrogen Oxide and Mercury Air Emissions

The EPA has promulgated Acid Rain Program rules that require fossil-fueled plants to have sufficient SO2 emission allowances and meet certain NOx emission standards. EFC Holdings’ generation plants meet these SO 2 allowance requirements and NOx emission rates.

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

In 2005, the EPA also published a final rule requiring reductions of mercury emissions from coal-fueled generation plants. The Clean Air Mercury Rule (CAMR) was based on a nationwide cap and trade approach. The mercury reductions were required to be phased in between 2010 and 2018. In March 2008, the D.C. Circuit Court vacated CAMR. In February 2009, the US Supreme Court refused to hear the appeal of the D.C. Circuit Court’s ruling. The EPA agreed in a consent decree submitted for court approval to propose Maximum Achievable Control Technology rules by March 2011 and finalize those rules by November 2011. See Item 3, “Legal Proceedings — Litigation Related to Generation Facilities.”

SO2 reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions are required on a unit-by-unit basis. The EPA provides the option for states to use CAIR to satisfy BART reductions for electricity generating units, and Texas has chosen this option. EFC Holdings believes the D.C. Circuit Court decision to leave CAIR in place while the EPA revises it should allow Texas to move forward with its plans.

In connection with EFC Holdings’ construction of three new lignite-fueled generation units in Texas, EFC Holdings has committed to reduce emissions of NOx, SO2 and mercury through the installation of emissions control equipment at both new and existing units and fuel blending at some existing units. EFC Holdings has also applied with the TCEQ to seek a “maximum achievable control technology” determination for its two Oak Grove units that are under construction and has agreed to offset any emissions above those levels. These efforts, which will involve incremental equipment investments as well as additional costs for facility operations and maintenance in the future, will be coordinated with efforts related to applicable environmental rules to provide the most cost-effective compliance plan options.

The following are the major air quality improvements planned at EFC Holdings’ existing and new coal-fueled generation plants to help meet the offset and reduction commitment:

•

To reduce NOx emissions, EFC Holdings has applied for permits to install selective catalytic reduction (SCR) systems at its Martin Lake plant. In addition, EFC Holdings has installed selective non-catalytic reduction systems at its Monticello and Big Brown plants and improved the low-NOx burner technology at one of its Monticello units. These activities are in addition to SCR systems being installed at the legacy Sandow unit and at the new Oak Grove units;

•	To reduce mercury emissions, EFC Holdings plans to use activated carbon injection, a sorbent injection system technology, at all of its plants, and

•

To reduce SO2 emissions, EFC Holdings plans to increase use of lower-sulfur coal at various plants. In addition, Martin Lake mine is using coal-cleaning technology to reduce both SO2 and mercury emissions, and EFC Holdings is evaluating the effectiveness of this technology at Big Brown and Monticello mines.

The Clean Air Act requires each state to monitor air quality for compliance with federal health standards. The standards for ozone are not being achieved in several areas of Texas. The TCEQ adopted State Implementation Plan (SIP) rules in May 2007 to deal with eight-hour ozone standards, which required NOx emission reductions from certain of EFC Holdings’ peaking natural gas-fueled units in the Dallas-Fort Worth area. In March 2008, the EPA made the eight-hour ozone standards more stringent. In January 2010, the EPA proposed to further reduce the eight-hour ozone standard and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. Since the EPA projects that SIP rules to address attainment of these new more stringent standards will not be required until December 2013, EFC Holdings cannot yet predict the impact of this action on its facilities.

EFC Holdings believes that it holds all required emissions permits for facilities in operation and has applied for or obtained the necessary construction permits for facilities under construction.

Water

The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. EFC Holdings believes its facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into water. EFC Holdings believes it holds all required waste water discharge permits from the TCEQ for facilities in operation and has applied for or obtained necessary permits for facilities under construction. EFC Holdings also believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to the Spill Prevention, Control and Countermeasure (SPCC) plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain of EFC Holdings’ facilities. EFC Holdings has determined that SPCC plans will be required for certain generation plant facilities by November 10, 2010, and EFC Holdings is currently compiling data for development of these plans.

Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ and the EPA. EFC Holdings believes it possesses all necessary permits for these activities from the TCEQ for its present operations. EFC Holdings has obtained the necessary water rights permit from the TCEQ for the lignite mine that supports the Oak Grove units. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures at large generation facilities were published by the EPA in 2004. As prescribed in the regulations, EFC Holdings began implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. In January 2007, a federal court ruled against the EPA in a lawsuit brought by environmental groups challenging aspects of these regulations, and in July 2007, the EPA announced that it was suspending the regulations pending further rulemaking. The US Supreme Court issued a decision in April 2009 reversing the federal court’s decision, in part, and finding that the EPA permissibly used cost-benefit analysis in the Section 316(b) regulations. In the absence of regulations, the EPA has instructed the states implementing the Section 316(b) program to use best professional judgment in reviewing applications and issuing permits under Section 316(b). EFC Holdings cannot predict the impact on its operations of the suspended regulations or of new regulations, if any, that replace them.

Radioactive Waste

EFC Holdings currently ships low-level waste material to a disposal facility outside of Texas. Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal, and in 2004 the State received a license application from such an entity for review. In January 2009, the TCEQ approved this permit. EFC Holdings expects to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. (See discussion under “Luminant — Nuclear Generation Operations” above.)

EFC Holdings believes that its on-site used nuclear fuel storage capability is sufficient for a minimum of three years. The nuclear industry is continuing to review ways to enhance security of used-fuel storage with the NRC to fully utilize physical storage capacity. Current on-site used nuclear fuel storage capability will require the use of the industry technique of dry cask storage within the next three years.

Solid Waste, Including Fly Ash Associated with Lignite/Coal-Fueled Generation

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to EFC Holdings’ facilities. EFC Holdings believes it is in material compliance with all applicable solid waste rules and regulations. In addition, EFC Holdings has registered solid waste disposal sites and has obtained or applied for permits required by such regulations.

In December 2008, an ash impoundment facility at a Tennessee Valley Authority (TVA) site ruptured releasing a significant quantity of coal ash slurry. No impoundment failures of this magnitude have ever occurred at any of EFC Holdings’ impoundments, which are inspected on a regular basis, and EFC Holdings routinely samples groundwater monitoring wells to ensure compliance with all applicable regulations. As a result of the TVA ash impoundment failure, the EPA announced that it intends to develop regulations governing the management of coal combustion residuals. EFC Holdings is unable to predict future impacts on its financial condition or operations due to any legislative or regulatory actions that may be taken in response to the TVA impoundment failure.

The EPA issued a notice in December 2009 that it had identified several industries, including the electric power industry, that should be subject to financial responsibility requirements under the Comprehensive Environmental Response, Compensation and Liability Act consistent with the risk associated with their production, transportation, treatment, storage or disposal of hazardous substances. The EPA indicated in its notice that it would develop regulations that define the scope of those financial responsibility requirements. EFC Holdings does not know, at this time, the scope of these requirements, nor is it able to estimate the potential cost (which could be material) of complying with any such new requirements.

Environmental Capital Expenditures

Capital expenditures for EFC Holdings’ environmental projects totaled $142 million in 2009 and are expected to total approximately $70 million in 2010, consisting primarily of environmental projects at existing lignite/coal-fueled generation plants. These amounts are exclusive of emissions control equipment investment planned as part of the three-unit generation development program, which is expected to total up to $500 million over the construction period. See discussion above under “Luminant — Lignite/Coal-Fueled Generation Operations” regarding planned investments in emissions control systems.

Item 1A.	RISK FACTORS

Some important factors, in addition to others specifically addressed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that could have a material negative impact on EFC Holdings’ operations, financial results and financial condition, or could cause EFC Holdings’ actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

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

EFC Holdings is highly leveraged. As of December 31, 2009, EFC Holdings’ consolidated principal amount of debt (short term borrowings and long-term debt, including amounts due currently) totaled $33.538 billion (see Note 10 to Financial Statements). EFC Holdings’ substantial leverage could have important consequences, including:

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

•

exposing EFC Holdings to the risk of increased interest rates because, as of December 31, 2009, taking into consideration interest swap transactions, 13% of EFC Holdings’ long-term borrowings were at variable rates of interest;

•	limiting ability to make strategic acquisitions or causing EFC Holdings to make non-strategic divestitures;

•

limiting ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, or to refinance existing debt;

•	limiting EFC Holdings’ ability to adjust to changing market conditions, and

•

placing EFC Holdings at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that EFC Holdings cannot due to its substantial leverage.

A substantial amount of this indebtedness is comprised of EFC Holdings’ indebtedness under the TCEH Senior Secured Facilities, substantially all of which matures in October 2014. EFC Holdings may not be able to refinance the TCEH Senior Secured Facilities or its other existing indebtedness because of its high levels of debt and debt incurrence restrictions under its debt agreements or because of generally adverse conditions in credit markets.

Despite EFC Holdings’ current high indebtedness level, it may still be able to incur substantially more indebtedness. This could further exacerbate the risks associated with EFC Holdings’ substantial indebtedness.

EFC Holdings may be able to incur additional indebtedness in the future. Although EFC Holdings’ debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness, including secured indebtedness, that could be incurred in compliance with these restrictions could be substantial. If new debt is added to EFC Holdings’ existing debt levels, the related risks that EFC Holdings now faces would intensify.

Increases in interest rates may negatively impact EFC Holdings’ operating results and financial condition.

Certain of EFC Holdings’ borrowings are at variable rates of interest. To the extent the interest rate for such borrowings is not fixed by interest rate swaps, an increase in interest rates would have a negative impact on EFC Holdings’ results of operations by causing an increase in interest expense.

At December 31, 2009, EFC Holdings had $4.221 billion aggregate principal amount of variable rate long-term indebtedness (excluding $1.135 billion of long-term borrowings associated with the TCEH Letter of Credit Facility that are invested at a variable rate), taking into account interest rate swaps that fix the interest rate on $16.30 billion in notional amount of variable rate indebtedness. As a result, as of December 31, 2009, a 100 basis point increase in interest rates would increase EFC Holdings’ annual interest expense by approximately $42 million. See discussion of interest rate swap transactions in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Activities and Events.”

Interest expense and related charges for the year ended December 31, 2009 was $2.121 billion.

EFC Holdings’ debt agreements contain restrictions that limit flexibility in operating its businesses.

EFC Holdings’ debt agreements contain various covenants and other restrictions that limit the ability of EFC Holdings and/or its restricted subsidiaries to engage in specified types of transactions and may adversely affect their ability to operate their businesses. These covenants and other restrictions limit EFC Holdings’ and/or its restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue preferred shares;

•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;

•	make investments;

•	sell or transfer assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of EFC Holdings’ assets;

•	enter into transactions with EFC Holdings’ affiliates, and

•	repay, repurchase or modify certain subordinated and other material debt.

There are a number of important limitations and exceptions to these covenants and other restrictions. See Note 10 to Financial Statements for a description of these covenants and other restrictions.

Under the TCEH Senior Secured Facilities, TCEH is required to maintain a leverage ratio below specified levels. TCEH’s ability to maintain its leverage ratio below such levels can be affected by events beyond its control, and there can be no assurance that it will meet any such ratio.

A breach of any of these covenants or restrictions could result in an event of default under one or more of EFC Holdings’ and its subsidiaries’ debt agreements, including as a result of cross default provisions. Upon the occurrence of an event of default under one of the debt agreements, the lenders could elect to declare all amounts outstanding under that debt agreement to be immediately due and payable and/or terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under EFC Holdings’ and its subsidiaries’ other indebtedness. If EFC Holdings or one of its subsidiaries was unable to repay those amounts, the lenders could proceed against any collateral granted to them to secure such indebtedness. If lenders accelerate the repayment of borrowings, EFC Holdings or such subsidiary may not have sufficient assets and funds to repay those borrowings.

In addition, EFH Corp. and Oncor have implemented a number of “ring-fencing” measures to enhance the credit quality of Oncor, its immediate parent, Oncor Holdings, and Oncor Holdings’ other subsidiaries. Those measures include Oncor not guaranteeing or pledging any of its assets to secure the indebtedness of Texas Holdings and its other subsidiaries. Accordingly, Oncor’s assets will not be available to repay any of EFC Holdings’ indebtedness.

EFC Holdings may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under its debt agreements, which may not be successful.

EFC Holdings’ ability to make scheduled payments on or to refinance debt obligations depends on its financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control. EFC Holdings may not be able to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.

If cash flows and capital resources are insufficient to fund EFC Holdings’ and its subsidiaries’ debt service obligations, EFC Holdings or its subsidiaries could face substantial liquidity problems and might be forced to reduce or delay investments and capital expenditures, or to dispose of assets or operations, seek additional capital or restructure or refinance indebtedness. These alternative measures may be costly or may not be successful or adequate for EFC Holdings and its subsidiaries to meet their debt service obligations. Additionally, EFC Holdings’ and its subsidiaries’ debt agreements limit the use of the proceeds from many dispositions of assets or operations. As a result, EFC Holdings may not be allowed, under these documents, to use proceeds from these dispositions to satisfy its debt service obligations.

Under the terms of TCEH’s debt agreements, TCEH is restricted from making certain payments to EFC Holdings

EFC Holdings is a holding company and substantially all of its consolidated assets are held by its subsidiaries. As of December 31, 2009, TCEH and its subsidiaries held essentially all of EFC Holdings’ consolidated assets and for the year ended December 31, 2009, TCEH and its subsidiaries represented all of EFC Holdings’ consolidated revenues. Accordingly, EFC Holdings depends upon TCEH for a significant amount of its cash flows and ability to pay its obligations. However, under the terms of TCEH’s debt agreements, TCEH is restricted from making certain payments, including dividends and loans, to EFC Holdings, except in the form of certain loans to cover certain of EFC Holdings’ obligations and dividends and distributions in certain other limited circumstances if permitted by applicable state law.

Risks Relating to Structure

EFC Holdings is a holding company and its obligations are structurally subordinated to existing and future liabilities and preferred stock of its subsidiaries.

EFC Holdings’ cash flows and ability to meet its obligations are largely dependent upon the earnings of its subsidiaries and the payment of such earnings to EFC Holdings in the form of dividends, distributions, loans or otherwise, and repayment of loans or advances from EFC Holdings. These subsidiaries are separate and distinct legal entities and have no obligation to provide EFC Holdings with funds for its payment obligations. Any decision by a subsidiary to provide EFC Holdings with funds for its payment obligations, whether by dividends, distributions, loans or otherwise, will depend on, among other things, the subsidiary’s results of operations, financial condition, cash requirements, contractual restrictions and other factors. In addition, a subsidiary’s ability to pay dividends may be limited by covenants in its existing and future debt agreements or applicable law.

Because EFC Holdings is a holding company, its obligations to its creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of its subsidiaries. Therefore, EFC Holdings’ rights and the rights of its creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of such subsidiary’s preferred stock. To the extent that EFC Holdings may be a creditor with recognized claims against any such subsidiary, EFC Holdings’ claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by EFC Holdings. Subject to restrictions contained in financing arrangements, EFC Holdings’ subsidiaries may incur additional indebtedness and other liabilities.

Oncor may or may not make any distributions to EFH Corp., which may result in EFH Corp. depending solely on distributions from EFC Holdings.

Upon the consummation of the Merger, EFH Corp. and Oncor, which is a subsidiary of EFH Corp. but not a subsidiary of EFC Holdings, implemented certain structural and operational “ring-fencing” measures based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor’s credit quality. These measures were put into place to mitigate Oncor’s credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities.

As part of the ring-fencing measures, a majority of the members of the board of directors of Oncor are required to be, and are, independent from EFH Corp. Any new independent directors of Oncor are required to be appointed by the nominating committee of Oncor Holdings. The organizational documents of Oncor give these independent directors, acting by majority vote, and, during certain periods, any director designated by Texas Transmission Investment LLC, the express right to prevent distributions from Oncor if they determine that it is in the best interests of Oncor to retain such amounts to meet expected future requirements. Accordingly, there can be no assurance that Oncor will make any distributions to EFH Corp. that might in turn be contributed to EFC Holdings, and EFH Corp. may therefore rely on EFC Holdings for a significant amount of its liquidity.

Risks Relating to Businesses

EFC Holdings’ businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, their businesses and/or results of operations.

EFC Holdings’ businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including competition in the generation and sale of electricity. EFC Holdings will need to continually adapt to these changes.

EFC Holdings’ businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including those of the PUCT, the Electric Reliability Organization, the Texas Regional Entity, the RRC, the TCEQ, the FERC, the EPA and the NRC) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, operation of nuclear generation facilities, construction and operation of other generation facilities, recovery of costs and investments, decommissioning costs, market behavior rules, present or prospective wholesale and retail competition and environmental matters. TCEH, along with other market participants, is subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA that are administered by the PUCT and ERCOT, and, with respect to any wholesale power sales outside the ERCOT market, is subject to market behavior and other competition-related rules and regulations under the Federal Power Act that are administered by the FERC. Changes in, revisions to, or reinterpretations of existing laws and regulations (for example, with respect to prices at which TCEH may sell electricity, the required permits for the three lignite-fueled generation units recently completed or currently under construction or the cost of emitting greenhouse gases) may have an adverse effect on EFC Holdings’ businesses.

The Texas Legislature meets every two years and from time to time bills are introduced and considered that could materially affect EFC Holdings’ businesses. There can be no assurance that future action of the Texas Legislature will not result in legislation that could have a material adverse effect on EFC Holdings and its financial prospects.

PURA, the PUCT, ERCOT, the RRC and the Office of Public Utility Council (OPC) are subject to a “Sunset” review by the Texas Sunset Advisory Commission. PURA will expire, and the PUCT and the RRC will be abolished, on September 1, 2011 unless extended by the Texas Legislature following such review. If any of PURA, the PUCT, ERCOT, the RRC or the OPC are not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on EFC Holdings’ business.

Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the twenty-seven agencies scheduled for Sunset review by the Sunset Commission in 2009 and 2010, four hold primary interest for EFC Holdings: the PUCT, the OPC, the RRC and ERCOT, which are subject to a focused, limited scope, or special purpose review. These agencies, for the most part, govern and operate the electricity and mining markets in Texas upon which EFC Holdings’ business model is based. PURA, which expires September 1, 2011, is also subject to Sunset review. If the Texas Legislature fails to renew PURA or any of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on EFC Holdings’ business. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material adverse effect on EFC Holdings and its financial prospects.

Litigation, legal proceedings, regulatory investigations or other administrative proceedings could expose EFC Holdings to significant liabilities and reputation damage, and have a material adverse effect on its results of operations, and the litigation environment in which EFC Holdings operates poses a significant risk to its businesses.

EFC Holdings is involved in the ordinary course of business in a number of lawsuits involving employment, commercial, environmental and injuries and damages issues, among other matters. EFC Holdings evaluates litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, EFC Holdings establishes reserves and discloses the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from current assessments and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on EFC Holdings’ results of operations. In addition, judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases. EFC Holdings uses appropriate means to contest litigation threatened or filed against it, but the litigation environment in the State of Texas poses a significant business risk.

EFC Holdings is involved in the ordinary course of business in permit applications and renewals, and EFC Holdings is exposed to the risk that certain of its operating permits may not be granted or renewed on satisfactory terms. Failure to obtain and maintain the necessary permits to conduct its business could have a material adverse effect on its results of operations.

EFC Holdings is also involved in the ordinary course of business in regulatory investigations and other administrative proceedings, and EFC Holdings is exposed to the risk that it may become the subject of additional regulatory investigations or administrative proceedings. See Item 3 “Legal Proceedings — Regulatory Investigations and Reviews.” While EFC Holdings cannot predict the outcome of any regulatory investigation or administrative proceeding, any such regulatory investigation or administrative proceeding could result in EFC Holdings incurring material penalties and/or other costs and have a material adverse effect on it results of operations.

TXU Energy may lose a significant number of retail customers due to competitive marketing activity by other retail electric providers.

TXU Energy faces competition for customers. Competitors may offer lower prices and other incentives, which, despite TXU Energy’s long-standing relationship with customers, may attract customers away from TXU Energy.

In some retail electricity markets, TXU Energy’s principal competitor may be the incumbent REP. The incumbent REP has the advantage of long-standing relationships with its customers, including well-known brand recognition.

In addition to competition from the incumbent REP, TXU Energy may face competition from a number of other energy service providers, other energy industry participants, or nationally branded providers of consumer products and services who may develop businesses that will compete with TXU Energy. Some of these competitors or potential competitors may be larger or better capitalized than TXU Energy. If there is inadequate potential margin in these retail electricity markets, it may not be profitable for TXU Energy to compete in these markets.

TCEH’s revenues and results of operations may be negatively impacted by decreases in market prices for power, decreases in natural gas prices, and/or decreases in market heat rates.

EFC Holdings is not guaranteed any rate of return on capital investments in its competitive businesses. EFC Holdings markets and trades electricity and natural gas, including electricity from its generation facilities and generation contracted from third parties, as part of its wholesale markets operation. EFC Holdings’ results of operations depend in large part upon market prices for electricity, natural gas, uranium, coal and transportation in its regional market and other competitive markets and upon prevailing retail electricity rates, which may be impacted by actions of regulatory authorities. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

Some of the fuel for EFC Holdings’ generation facilities is purchased under short-term contracts. Prices of fuel, including diesel, natural gas, coal, and nuclear fuel, may also be volatile, and the price EFC Holdings can obtain for electricity sales may not change at the same rate as changes in fuel costs. In addition, EFC Holdings purchases and sells natural gas and other energy related commodities, and volatility in these markets may affect costs incurred in meeting obligations.

Volatility in market prices for fuel and electricity may result from the following:

•	volatility in natural gas prices;

•	volatility in market heat rates;

•	volatility in coal and rail transportation prices;

•	severe or unexpected weather conditions;

•	seasonality;

•	changes in electricity and fuel usage;

•	illiquidity in the wholesale power or other markets;

•	transmission or transportation constraints, inoperability or inefficiencies;

•	availability of competitively-priced alternative energy sources;

•	changes in supply and demand for energy commodities, including nuclear fuel and related enrichment and conversion services;

•	changes in generation efficiency;

•	outages at EFC Holdings’ generation facilities or those of its competitors;

•	changes in the credit risk or payment practices of market participants;

•	changes in production and storage levels of natural gas, lignite, coal, crude oil, diesel and other refined products;

•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and

•	federal, state and local energy, environmental and other regulation and legislation.

All of EFC Holdings’ generation facilities are located in the ERCOT market, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT market generally correlate with the price of natural gas because marginal electricity demand is generally supplied by natural gas-fueled generation facilities.

Wholesale electricity prices also correlate with market heat rates (a measure of efficiency of the marginal price-setting generator of electricity), which could fall if demand for electricity were to decrease or if additional generation facilities are built in ERCOT. Accordingly, the contribution to earnings and the value of EFC Holdings’ baseload (lignite/coal-fueled and nuclear) generation assets, which provided a substantial portion of its supply volumes in 2009, are dependent in significant part upon the price of natural gas and market heat rates. As a result, EFC Holdings’ baseload generation assets could significantly decrease in profitability and value if natural gas prices or market heat rates fall.

EFC Holdings’ assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and hedging transactions may not work as planned or hedge counterparties may default on their obligations.

EFC Holdings cannot fully hedge the risk associated with changes in commodity prices, most notably natural gas prices, or market heat rates because of the expected useful life of EFC Holdings’ generation assets and the size of EFC Holdings’ position relative to market liquidity. To the extent EFC Holdings has unhedged positions, fluctuating commodity prices and/or market heat rates can materially impact its results of operations and financial position, either favorably or unfavorably.

To manage EFC Holdings’ financial exposure related to commodity price fluctuations, EFC Holdings routinely enters into contracts to hedge portions of purchase and sale commitments, fuel requirements and inventories of natural gas, lignite, coal, crude oil, diesel fuel and refined products, and other commodities, within established risk management guidelines. As part of this strategy, EFC Holdings routinely utilizes fixed-price forward physical purchase and sale contracts, futures, financial swaps and option contracts traded in over-the-counter markets or on exchanges. Although EFC Holdings devotes a considerable amount of time and effort to the establishment of risk management procedures, as well as the ongoing review of the implementation of these procedures, the procedures in place may not always function as planned and cannot eliminate all the risks associated with these activities. For example, EFC Holdings hedges the expected needs of its wholesale and retail customers, but unexpected changes due to weather, natural disasters, market constraints or other factors could cause it to purchase power to meet unexpected demand in periods of high wholesale market prices or resell excess power into the wholesale market in periods of low prices. As a result of these and other factors, EFC Holdings cannot precisely predict the impact that risk management decisions may have on its businesses, results of operations or financial position.

With the tightening of credit markets, there has been some decline in the number of market participants in the wholesale energy commodities markets, resulting in less liquidity, particularly in the ERCOT electricity market. Participation by financial institutions and other intermediaries (including investment banks) has particularly declined. Extended declines in market liquidity could materially affect EFC Holdings’ ability to hedge its financial exposure to desired levels.

To the extent EFC Holdings engages in hedging and risk management activities, EFC Holdings is exposed to the risk that counterparties that owe it money, energy or other commodities as a result of market transactions will not perform their obligations. Should the counterparties to these arrangements fail to perform, EFC Holdings might be forced to enter into alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, EFC Holdings might incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default on its obligations to pay ERCOT for power taken, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants, including EFC Holdings.

EFC Holdings’ use of assets as collateral for hedging arrangements could be materially impacted if certain proposed legislation regarding the regulation of over-the-counter financial derivatives were to be enacted and be applicable to EFC Holdings.

The Obama Administration has proposed financial market reforms with respect to the currently unregulated Over-the-Counter (OTC) financial derivatives market. As a result, the US House of Representatives has approved a bill to regulate OTC derivatives. The bill would require certain entities to clear OTC derivatives that are currently traded on the bilateral market through exchanges, which require that all collateral be in the form of cash. EFC Holdings has entered into a significant number of asset-backed OTC derivatives to hedge risks associated with commodity and interest rate exposure. The US House of Representatives legislation would not require EFC Holdings to clear its OTC derivatives through exchanges. However, other proposals would have required such clearing, and it is not evident what, if any, US Senate legislation might be approved. If EFC Holdings were required to clear such transactions, it would likely be precluded from using its noncash assets as collateral for hedging arrangements. This preclusion could have a material impact on EFC Holdings’ liquidity, particularly if the final legislation does not provide for the grandfathering of existing OTC derivatives. As a result, if applied to EFC Holdings’ OTC derivatives transactions, legislation that impairs the use of asset-backed transactions could significantly increase EFC Holdings’ costs of entering into OTC derivatives and/or could significantly limit EFC Holdings’ ability to enter into OTC derivatives and hedge its commodity and interest rate risks. EFC Holdings cannot predict whether or when final legislation will be enacted or whether the US House of Representatives bill exemptions will be included in any final legislation.

EFC Holdings may suffer material losses, costs and liabilities due to ownership and operation of the Comanche Peak nuclear generation facility.

The ownership and operation of a nuclear generation facility involves certain risks. These risks include:

•	unscheduled outages or unexpected costs due to equipment, mechanical, structural or other problems;

•	inadequacy or lapses in maintenance protocols;

•	the impairment of reactor operation and safety systems due to human error;

•	the costs of storage, handling and disposal of nuclear materials, including availability of storage space;

•	the costs of procuring nuclear fuel;

•	the costs of securing the plant against possible terrorist attacks;

•	limitations on the amounts and types of insurance coverage commercially available, and

•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives.

The prolonged unavailability of Comanche Peak could materially affect EFC Holdings’ financial condition and results of operations. The following are among the more significant of these risks:

•

Operational Risk — Operations at any nuclear generation facility could degrade to the point where the facility would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the facility to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased power expense to meet supply commitments. Furthermore, a shut-down or failure at any other nuclear generation facility could cause regulators to require a shut-down or reduced availability at Comanche Peak.

•

Regulatory Risk — The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear generation facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•

Nuclear Accident Risk — Although the safety record of Comanche Peak and other nuclear generation facilities generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life, injury, lasting negative health impact, and property damage. Any accident, or perceived accident, could result in significant liabilities and damage EFC Holdings’ reputation. Any such resulting liability from a nuclear accident could exceed EFC Holdings’ resources, including insurance coverage.

The operation and maintenance of electricity generation facilities involves significant risks that could adversely affect EFC Holdings’ results of operations and financial condition.

The operation and maintenance of electricity generation facilities involves many risks, including, as applicable, start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant number of EFC Holdings’ facilities were constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency and availability. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive generation market, (b) any unexpected failure to generate electricity, including failure caused by breakdown or forced outage and (c) damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, EFC Holdings’ ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, EFC Holdings could be subject to additional costs and/or the write-off of its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses, including the cost of replacement power. Likewise, the ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside EFC Holdings’ control.

EFC Holdings’ cost of compliance with environmental laws and regulations and its commitments, and the cost of compliance with new environmental laws, regulations or commitments could materially adversely affect its results of operations and financial condition.

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

In conjunction with the building of three new generation units, EFC Holdings has committed to reduce emissions of mercury, NOX and SO2 through the installation of emissions control equipment at both the new and existing lignite-fueled generation units. EFC Holdings may incur significantly greater costs than those contemplated in order to achieve this commitment.

EFH Corp. has formed a Sustainable Energy Advisory Board that advises EFC Holdings in its pursuit of technology development opportunities that, among other things, are designed to reduce EFC Holdings’ impact on the environment. Any adoption of Sustainable Energy Advisory Board recommendations may cause EFC Holdings to incur significant costs in addition to the costs referenced above.

EFC Holdings may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if EFC Holdings fails to obtain, maintain or comply with any such approval, the operation and/or construction of its facilities could be stopped, curtailed or modified or become subject to additional costs.

In addition, EFC Holdings may be responsible for any on-site liabilities associated with the environmental condition of facilities that EFC Holdings has acquired, leased or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and sales of assets, EFC Holdings may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could, depending on the circumstances, assert an environmental claim against EFC Holdings or fail to meet its indemnification obligations to EFC Holdings.

EFC Holdings’ financial condition and results of operations may be materially adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change.

In recent years, a growing concern has emerged about global climate change and how greenhouse gas (GHG) emissions, such as CO2, contribute to global climate change. Several bills addressing climate change have been introduced in the US Congress or discussed by the Obama Administration that are intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon emissions (carbon-tax), incentives for the development of low-carbon technology and federal renewable portfolio standards. In addition, a number of federal court cases have been recently decided with respect to GHG emissions, including a US Supreme Court case holding that CO2 and other GHG emissions are pollutants subject to regulation under the Clean Air Act. Some commentators believe that the possible outcome from these decisions include future judicial regulation of GHG emissions.

EFC Holdings produces GHG emissions from the combustion of fossil fuels at its generation facilities. For 2008, EFC Holdings estimates that its generation facilities produced 55 million short tons of CO2 based on continuously monitored data reported to and approved by the EPA. The two new lignite-fueled units that achieved substantial completion (as defined in the EPC Agreement for the units) in fall of 2009 and the one new lignite-fueled unit that is expected to achieve substantial completion (as defined in the EPC Agreement for the unit) in mid-2010 will generate additional CO2 emissions. Because a substantial portion of EFC Holdings’ generation portfolio consists of lignite/coal-fueled generation facilities, its financial condition and results of operations could be materially adversely affected by the enactment of any legislation or regulation that mandates a reduction in GHG emissions or that imposes financial penalties, costs or taxes upon those that produce GHG emissions. For example, to the extent a cap-and-trade program is adopted, EFC Holdings may be required to incur material costs to reduce its GHG emissions or to procure emission allowances or credits to comply with such a program. To the extent that the EPA begins to regulate GHGs under the Clean Air Act or the judiciary imposes limits on GHG emissions, EFC Holdings could incur material costs to reduce its GHG emissions. If a significant number of EFC Holdings’ investors, customers or others refuse to do business with it because of its GHG emissions, it could have a material adverse effect on EFC Holdings’ results of operations, financial position and liquidity.

EFC Holdings’ financial condition and results of operations may be materially adversely affected by the effects of extreme weather conditions.

EFC Holdings could be subject to the effects of extreme weather. Extreme weather conditions could stress EFC Holdings’ generation facilities resulting in increased maintenance and capital expenditures. Extreme weather events, including hurricanes or storms or other natural disasters, could be destructive and result in casualty losses that are not ultimately offset by insurance proceeds or in increased capital expenditures or costs, including supply chain costs.

Moreover, an extreme weather event could cause disruption in service to customers due to downed wires and poles or damage to other operating equipment, which could result in EFC Holdings foregoing sales of electricity and lost revenue. Similarly, an extreme weather event might affect the availability of generation and transmission capacity, limiting EFC Holdings’ ability to source electricity. These conditions, which cannot be reliably predicted, could have an adverse consequence by requiring EFC Holdings to seek additional sources of electricity when wholesale market prices are high or to seek to sell excess electricity when those market prices are low.

EFC Holdings’ growth strategy, including investment in three new lignite-fueled generation units, may not be executed as planned, which could adversely impact EFC Holdings’ financial condition and results of operations.

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

There can be no guarantee that the execution of the lignite-fueled generation development program will be successful. While EFC Holdings has experience in operating lignite-fueled generation facilities, EFC Holdings has limited recent experience in constructing, commissioning and starting-up such facilities. To the extent construction is not managed efficiently and to a timely conclusion, cost overruns may occur, resulting in the overall program costing significantly more than anticipated. This may also result in delays in the expected online dates for the facilities resulting in less overall income than projected. While EFC Holdings believes it can acquire the resources needed to effectively execute this program, EFC Holdings is exposed to the risk that it may not be able to attract and retain skilled labor, at projected rates, for constructing, commissioning and starting-up these new facilities.

EFC Holdings’ lignite-fueled generation development program is subject to changes in laws, regulations and policies that are beyond its control. Changes in law, regulation or policy regarding commodity prices, power prices, electricity competition or solid-fuel generation facilities or other related matters could adversely impact this program. In recent years, global warming has received significant media attention, which has resulted in legislators focusing on environmental laws, regulations and policies. Changes in environmental law, regulation or policy, such as regulations of emissions of carbon dioxide, could adversely impact this program. Although EFC Holdings has received permits to construct and operate the new units that are a part of the lignite-fueled generation development program, some of these permits are subject to ongoing litigation. See Item 3 “Legal Proceedings — Litigation Related to Generation Facilities” for further detail regarding such ongoing litigation. An adverse ruling on these matters could materially and adversely affect the implementation of this program.

EFC Holdings’ lignite-fueled generation development program is subject to changes in the electricity market, primarily ERCOT, that are beyond its control. If demand growth is less than expected or if other generation companies build a significant amount of new generation assets in ERCOT, market prices of power could fall such that the new generation capacity becomes uneconomical. In addition, any unanticipated reduction in wholesale electricity prices, market heat rates and natural gas prices, which could occur for a variety of reasons, could adversely impact this program. Even if EFC Holdings enters into hedges to reduce such exposures, EFC Holdings would still be subject to the credit risk of its counterparties.

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

The PUCT may at any time initiate an investigation into whether TXU Energy is compliant with PUCT Substantive Rules and whether it has met all of the requirements for REP certification, including financial requirements. Any removal or revocation of a REP certification would mean that TXU Energy would no longer be allowed to provide electricity service to retail customers. Such decertification would have an adverse effect on the company and its financial prospects. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulations and Rates” for a discussion of new rules regarding REP certification.

Changes in technology or increased electricity conservation efforts may reduce the value of EFC Holdings’ generation plants and may significantly impact EFC Holdings’ businesses in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with EFC Holdings’ traditional generation plants. While demand for electricity has been generally increasing throughout the US, the rate of construction and development of new, more efficient generation facilities may exceed increases in demand in some regional electric markets. Consequently, where EFC Holdings has facilities, the profitability and market value of its generation assets could be significantly reduced. Changes in technology could also alter the channels through which retail customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, EFC Holdings’ revenues could be materially reduced.

Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of EFC Holdings’ generation assets. Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Effective energy conservation by EFC Holdings’ customers could result in reduced energy demand, or significantly slow the growth in demand. Such reduction in demand could materially reduce EFC Holdings’ revenues. Furthermore, EFC Holdings may incur increased capital expenditures if it is required to invest in conservation measures.

EFC Holdings’ revenues and results of operations may be adversely impacted by decreases in market prices of power due to the development of wind generation power sources.

A significant amount of investment in wind generation in the ERCOT market over the past few years has increased overall wind power generation capacity. Generally, the increased capacity has led to lower wholesale electricity prices (driven by lower market heat rates) in the zones at or near wind generation development, especially in, but not exclusive to, the ERCOT West zone where most of the new wind power generation is located. As a result, the profitability of EFC Holdings’ generation facilities and power purchase contracts, including certain wind generation power purchase contracts, has been impacted and could be further impacted by the effects of the wind power generation, and the value could significantly decrease if wind power generation has a material sustained effect on market heat rates.

EFC Holdings’ revenues and results of operations may be adversely impacted as ERCOT transitions the current zonal market structure to a nodal wholesale market.

Substantially all of EFC Holdings’ competitive businesses are located in the ERCOT market, which is currently in the process of transitioning from a zonal market structure with four congestion management zones to a nodal market structure that will directly manage congestion on a localized basis. In a nodal market, the prices received and paid for power will be based on pricing determined at specific interconnection points on the transmission grid (i.e., Locational Marginal Pricing), which could result in lower revenues or higher costs for EFC Holdings’ competitive businesses. This market structure change could have a significant impact on the profitability and value of EFC Holdings’ competitive businesses depending on how the Locational Marginal Pricing develops. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulations and Rates — Wholesale Market Design”.

EFC Holdings’ future results of operations may be negatively impacted by settlement adjustments determined by ERCOT related to prior periods.

ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT market. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. Settlement information is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within six months after the operating day. Likewise, ERCOT has the ability to resettle any operating day at any time after the six month settlement period, usually the result of a lingering dispute, an alternative dispute resolution process or litigated event. As a result, EFC Holdings is subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting its future reported results of operations.

EFC Holdings’ results of operations and financial condition could be negatively impacted by any development or event beyond its control that causes economic weakness in the ERCOT market.

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

EFC Holdings’ (or any applicable subsidiary’s) credit ratings could negatively affect EFC Holdings’ (or the pertinent subsidiary’s) ability to access capital and could require EFC Holdings or its subsidiaries to post collateral or repay certain indebtedness.

Downgrades in EFC Holdings’ or any of its applicable subsidiaries’ long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and could trigger liquidity demands pursuant to the terms of new commodity contracts, leases or other agreements. In November 2009, the credit rating agencies announced certain rating actions shortly after completion of the EFH Corp. debt exchange transaction discussed in Note 10 to Financial Statements. S&P established B+ ratings for the new EFH Corp. 9.75% Notes. Moody’s affirmed its Caa1 corporate family rating and negative outlook for EFH Corp. and TCEH but upgraded its probability of default rating to Caa2 from Ca as it determined that the final transaction results did not represent a “distressed exchange.” In addition, Moody’s established Caa3 ratings for the new EFH Corp. 9.75% Notes and completed upgrades of certain securities due to results of the exchange. Fitch established a rating of B+ on the new EFH Corp. 9.75% Notes resulting from the exchange and downgraded its ratings of the EFH Corp. 10.875% and Toggle Notes by one notch to B from B+. Additionally, Fitch affirmed its ratings and outlook for EFH Corp., EFC Holdings and TCEH. Future transactions by EFH Corp. or any of its subsidiaries, including the issuance of additional debt or the consummation of a transaction similar to the EFH Corp. November 2009 debt exchanges, could result in temporary or permanent downgrades of EFH Corp.’s or its subsidiaries credit ratings.

Most of EFC Holdings’ large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions. If EFC Holdings’ (or an applicable subsidiary’s) credit ratings decline, the costs to operate its businesses would likely increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with EFC Holdings (or its applicable subsidiary).

Continued market volatility may have impacts on EFC Holdings’ businesses and financial condition that EFC Holdings currently cannot predict.

Because EFC Holdings’ operations are capital intensive, it expects to rely over the long-term upon access to financial markets (particularly the attainment of liquidity facilities) as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its revolving credit facilities. Recently, the capital and credit markets have been experiencing extreme volatility and disruption. EFC Holdings’ ability to access the capital or credit markets may be severely restricted at a time when EFC Holdings would like, or need, to access those markets, which could have an impact on its flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially impacted by these market conditions. Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for EFC Holdings. Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on EFC Holdings’ revenues, or have an impact on EFC Holdings’ customers, counterparties and/or lenders, causing them to fail to meet their obligations to EFC Holdings.

EFC Holdings’ liquidity needs could be difficult to satisfy, particularly during times of uncertainty in the financial markets and/or during times when there are significant changes in commodity prices. The inability to access liquidity, particularly on favorable terms, could materially adversely affect results of operations and/or financial condition.

EFC Holdings’ businesses are capital intensive. EFC Holdings relies on access to financial markets and liquidity facilities as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to that which has recently been experienced in the financial markets, could impact EFC Holdings’ ability to sustain and grow its businesses and would likely increase capital costs. EFC Holdings’ access to the financial markets and liquidity facilities could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•	economic weakness in the ERCOT or general US market;

•	changes in interest rates;

•	a deterioration of EFC Holdings’ credit or the credit of its subsidiaries or a reduction in EFC Holdings or its applicable subsidiaries’ credit ratings;

•

a deterioration of the credit or bankruptcy of one or more lenders or counterparties under EFC Holdings or its applicable subsidiaries’ liquidity facilities that affects the ability of such lender(s) to make loans to EFC Holdings or its subsidiaries;

•	volatility in commodity prices that increases margin or credit requirements;

•	a material breakdown in EFC Holdings’ risk management procedures, and

•	the occurrence of changes in EFC Holdings’ businesses that restrict its ability to access liquidity facilities.

Although EFC Holdings expects to actively manage the liquidity exposure of existing and future hedging arrangements, given the size of the long-term hedging program, any significant increase in the price of natural gas could result in EFC Holdings being required to provide cash or letter of credit collateral in substantial amounts. While these potential posting obligations are primarily supported by the liquidity facilities, for certain transactions there is a potential for the timing of postings on the commodity contract obligations to vary from the timing of borrowings from the TCEH Commodity Collateral Posting Facility. Any perceived reduction in EFC Holdings’ credit quality could result in clearing agents or other counterparties requesting additional collateral. EFC Holdings has credit concentration risk related to the limited number of lenders that provide liquidity to support its hedging program. A deterioration of the credit quality of such lenders could materially affect EFC Holdings’ ability to continue such program on acceptable terms. An event of default by one or more of EFC Holdings’ hedge counterparties could result in termination-related settlement payments that reduce available liquidity if EFC Holdings owes amounts related to commodity contracts or delays in receipts of expected settlements if the hedge counterparties owe amounts to EFC Holdings. These events could have a material negative impact on EFC Holdings’ financial condition and results of operations.

In the event that the governmental agencies that regulate the activities of EFC Holdings’ businesses determine that the creditworthiness of any such business is inadequate to support EFC Holdings’ activities, such agencies could require EFC Holdings to provide additional cash or letter of credit collateral in substantial amounts to qualify to do business.

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

The costs of providing pension and OPEB and related funding requirements are subject to changes in pension fund values, changing demographics and fluctuating actuarial assumptions and may have a material adverse effect on EFC Holdings’ results of operations and financial condition.

EFH Corp. provides pension benefits based on either a traditional defined benefit formula or a cash balance formula and also provides certain health care and life insurance benefits to eligible employees of EFC Holdings and their eligible dependents upon the retirement of such employees from EFC Holdings. EFC Holdings’ costs of providing such benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding EFH Corp.’s pension and OPEB plans. Fluctuations in financial market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

The substantial dislocation in the financial markets that began in 2008 caused the value of the investments that fund EFH Corp.’s pension and OPEB plans to significantly differ from, and may alter the values and actuarial assumptions EFC Holdings uses to calculate, its projected future pension plan expense and OPEB costs. A continuation or further decline in the value of these investments could increase the expenses of the pension plan and the costs of the OPEB plans and related funding requirements in the future. EFC Holdings’ costs of providing such benefits and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in financial market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

As was the case in the fourth quarter 2008 (as discussed in Notes 1 and 3 to Financial Statements), goodwill and/or other intangible assets not subject to amortization that EFC Holdings has recorded in connection with the Merger are subject to at least annual impairment evaluations, and as a result, EFC Holdings could be required to write off some or all of this goodwill and other intangible assets, which may cause adverse impacts on its financial condition and results of operations.

In accordance with accounting standards, goodwill and certain other indefinite-lived intangible assets that are not subject to amortization are reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired. Any reduction in or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could cause a material adverse impact on EFC Holdings’ reported results of operations and financial position.

The loss of the services of EFC Holdings’ key management and personnel could adversely affect its ability to operate its businesses.

EFC Holdings’ future success will depend on its ability to continue to attract and retain highly qualified personnel. EFC Holdings competes for such personnel with many other companies, in and outside its industry, government entities and other organizations. EFC Holdings may not be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. EFC Holdings’ failure to attract new personnel or retain existing personnel could have a material adverse effect on its businesses.

The Sponsor Group controls and may have conflicts of interest with EFC Holdings in the future.

The Sponsor Group indirectly owns approximately 60% of EFH Corp.’s capital stock on a fully-diluted basis through its investment in Texas Holdings. As a result of this ownership and the Sponsor Group’s ownership in interests of the general partner of Texas Holdings, the Sponsor Group has control over decisions regarding EFC Holdings’ operations, plans, strategies, finances and structure, including whether to enter into any corporate transaction, and will have the ability to prevent any transaction that requires the approval of EFC Holdings’ shareholder.

Additionally, each member of the Sponsor Group is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with EFC Holdings. Members of the Sponsor Group may also pursue acquisition opportunities that may be complementary to EFC Holdings’ businesses and, as a result, those acquisition opportunities may not be available to EFC Holdings. So long as the members of the Sponsor Group, or other funds controlled by or associated with the members of the Sponsor Group, continue to indirectly own a significant amount of the outstanding shares of EFH Corp.’s common stock, even if such amount is less than 50%, the Sponsor Group will continue to be able to strongly influence or effectively control EFC Holdings’ decisions.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 3.	LEGAL PROCEEDINGS

Litigation Related to Generation Facilities

In September 2007, an administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas was filed in the State District Court of Travis County, Texas. Plaintiffs asked that the District Court reverse the TCEQ’s approval of the Oak Grove air permit and the TCEQ’s adoption and approval of the TCEQ Executive Director’s Response to Comments, and remand the matter back to TCEQ for further proceedings. In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before the TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings. Finally, the plaintiffs in these two additional lawsuits filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to the SOAH for further proceedings. One of the plaintiffs asked the District Court to consolidate all these proceedings, and the Attorney General of Texas, on behalf of TCEQ, filed pleas to the jurisdiction seeking dismissal of all but the administrative appeal. In May 2009, the District Court dismissed the claims that contest the merits of the TCEQ’s permitting decision, but declined to dismiss the claims that contest the process by which the TCEQ handled the permit application. Oak Grove Management Company LLC (a subsidiary of TCEH) has subsequently intervened in these proceedings and has filed its own pleas to the jurisdiction asking the court to dismiss the remaining collateral attack claims. In October 2009, one of the plaintiffs ended its legal challenge to the permit. In December 2009, the Attorney General and Oak Grove Management Company LLC filed pleadings asking the court to dismiss the administrative appeal challenging the permit for want of prosecution by the plaintiffs. In January 2010, the court denied that request and set the case for a hearing on the merits on June 16, 2010. EFC Holdings believes the Oak Grove air permit granted by the TCEQ was issued in accordance with applicable law. There can be no assurance that the outcome of these matters will not adversely impact the Oak Grove project.

In June and September 2008, administrative appeals were filed in the State District Court of Travis County, Texas to challenge the administrative action of the TCEQ Executive Director in issuing an air permit alteration for the previously-permitted construction and operation of the Sandow 5 generation facility in Milam County, Texas, and the failure of the TCEQ to overturn that administrative action. Plaintiffs asked that the District Court reverse the issuance of the permit alteration. The Attorney General of Texas, on behalf of TCEQ, is defending the issuance of the permit alteration. Sandow Power (a subsidiary of TCEH) intervened in support of the TCEQ. The District Court issued its ruling in November 2009 upholding the TCEQ’s issuance of the permit alteration. The plaintiffs did not appeal the court’s order by the deadline for such appeal. Thus, the matter has concluded favorably for EFH Corp.

In February 2010, the Sierra Club informed Luminant that it may sue Luminant, after the expiration of a 60-day waiting period, for allegedly violating federal Clean Air Act provisions in connection with Luminant’s Big Brown generation facility. This notice is similar to the notice that Luminant received in July 2008 with respect to its Martin Lake generation facility. EFC Holdings cannot predict whether the Sierra Club will actually file suit or the outcome of any resulting proceedings.

In July 2008, Alcoa Inc. filed a lawsuit in the State District Court of Milam County, Texas against Luminant Generation and Luminant Mining (wholly-owned subsidiaries of TCEH), later adding EFH Corp., a number of its subsidiaries, Texas Holdings and Texas Energy Future Capital Holdings LLC as parties to the suit. The lawsuit makes various claims concerning the operation of the Sandow Unit 4 generation facility and the Three Oaks lignite mine, including claims for breach of contract, breach of fiduciary duty, fraud, tortious interference, civil conspiracy and conversion. The plaintiff requests money damages of no less than $500 million, declaratory judgment, rescission and other forms of equitable relief. An agreed scheduling order is currently in place setting trial for May 2010. While EFC Holdings is unable to estimate any possible loss or predict the outcome of this litigation, EFC Holdings believes the plaintiff’s claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

Regulatory Investigations and Reviews

In June 2008, the EPA issued a request for information to TCEH under EPA’s authority under Section 114 of the Clean Air Act. The stated purpose of the request is to obtain information necessary to determine compliance with the Clean Air Act, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement. The company is cooperating with the EPA and is responding in good faith to the EPA’s request, but is unable to predict the outcome of this matter.

Other Proceedings

In addition to the above, EFC Holdings is involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not presented herein as EFC Holdings meets the conditions set forth in General Instruction (I)(1)(a) and (b).

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. All of EFC Holdings’ common stock is owned by EFH Corp.

See Note 12 to Financial Statements for a description of the restrictions on EFC Holdings’ ability to pay dividends.

Item 6.	SELECTED FINANCIAL DATA

EFC HOLDINGS AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(millions of dollars, except ratios)

	Successor				Predecessor
	Year Ended December 31,	Year Ended December 31,	Period from October 11, 2007 through	Period from January 1, 2007 through	Year Ended December 31,
	2009	2008	December 31, 2007	October 10, 2007	2006	2005
Operating revenues	$7,911	$9,787	$1,671	$6,884	$9,396	$10,824
Income (loss) from continuing operations before extraordinary gain (loss) and cumulative effect of changes in accounting principles	$515	$(9,039)	$(1,266)	$1,306	$2,501	$1,816
Loss from discontinued operations, net of tax effect	$—	$—	$—	$—	$—	$(8)
Extraordinary loss, net of tax effect	$—	$—	$—	$—	$—	$(50)
Cumulative effect of changes in accounting principles, net of tax effect	$—	$—	$—	$—	$—	$(8)
Net income (loss)	$515	$(9,039)	$(1,266)	$1,306	$2,501	$1,750
Preferred stock dividends	$—	$—	$—	$—	$—	$3
Net (income) loss attributable to noncontrolling interests	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to EFC Holdings	$515	$(9,039)	$(1,266)	$1,306	$2,501	$1,747
Ratio of earnings to fixed charges (a)	1.36	—	—	5.88	10.84	5.04
Ratio of earnings to combined fixed charges and preference dividends (a)	1.36	—	—	5.88	10.84	5.01
Embedded interest cost on long-term debt – end of period (b)	6.60%	9.0%	9.6%	6.7%	7.2%	7.0%
Embedded dividend cost on preferred stock of subsidiaries – end of period (c)	—%	—%	—%	—%	—%	14.0%
Capital expenditures, including nuclear fuel	$1,521	$2,074	$519	$1,585	$908	$1,099

See Notes to Financial Statements.

EFC HOLDINGS AND SUBSIDIARIES

SELECTED FINANCIAL DATA (CONTINUED)

(millions of dollars, except ratios)

	Successor			Predecessor
	December 31,			December 31,
	2009	2008	2007	2006	2005
Total assets	$43,245	$43,000	$49,152	$21,149	$20,890
Property, plant & equipment — net	$20,980	$20,902	$20,545	$10,344	$9,994
Goodwill and intangible assets	$12,845	$13,096	$22,197	$526	$522

Capitalization
Long-term debt, less amounts due currently	$32,121	$31,556	$30,762	$3,088	$3,284
Preferred stock of subsidiaries (not subject to mandatory redemption (d)	—	—	—	—	—
EFC Holdings’ shareholder’s equity	(4,266)	(5,002)	4,003	7,943	5,640
Noncontrolling interests in subsidiaries	48	—	—	—	—

Total	$27,903	$26,554	$34,765	$11,031	$8,924

Capitalization ratios
Long-term debt, less amounts due currently	115.1%	118.8%	88.5%	28.0%	36.8%
Preferred stock of subsidiaries not subject to mandatory redemption (d)	—	—	—	—	—
EFC Holdings’ shareholder’s equity	(15.3)	(18.8)	11.5	72.0	63.2
Noncontrolling interests in subsidiaries	0.2	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Short-term borrowings	$953	$900	$438	$818	$746
Long-term debt due currently	$302	$269	$202	$178	$414

(a)	Fixed charges and combined fixed charges and preference dividends exceeded “earnings” (net loss) by $9.543 billion for the year ended December 31, 2008 and $1.941 billion for the period from October 11, 2007 through December 31, 2007.
(b)	Represents the annual interest using year-end rates for variable debt and reflecting the effects of interest rate swaps (excluding unrealized mark-to-market gains or losses) and amortization of any discounts, premiums, issuance costs and any deferred gains/losses on reacquisitions divided by the carrying value of the debt plus or minus the unamortized balance of any discounts, premiums, issuance costs and gains/losses on reacquisitions at the end of the year.
(c)	Includes the unamortized balance of the loss on reacquired preferred stock and associated amortization.
(d)	Preferred stock outstanding has a stated value of less than $1 million at the end of 2005 through 2008. There was no outstanding preferred stock at the end of 2009.

Note: Although EFC Holdings continued as the same legal entity after the Merger, its “Selected Financial Data” for periods preceding the Merger and for the periods succeeding the Merger are presented as the consolidated financial statements of the “Predecessor” and the “Successor”, respectively. See Note 1 to Financial Statements “Basis of Presentation.” The consolidated financial statements of the Successor reflect the application of “purchase accounting.” Results in 2008 were significantly impacted by impairment charges related to goodwill, trade name and emission allowances intangible assets and natural gas-fueled generation facilities.

Quarterly Information (Unaudited)

Results of operations by quarter are summarized below. In EFC Holdings’ opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors. All amounts are in millions of dollars.

	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter
2009:
Operating revenues	$1,766	$1.945	$2,433	$1,767

Net income (loss)	$526	$(107)	$(72)	$168

	First Quarter	Second Quarter	Third Quarter (b)	Fourth Quarter (c)
2008:
Operating revenues	$1,983	$2,567	$3,258	$1,979

Net income (loss)	$(1,239)	$(3,289)	$3,586	$(8,097)

(a)	Net income (loss) amounts include the effects of impairment charge related to goodwill (see Note 3 to Financial Statements).
(b)	Net income (loss) amounts include the effects of impairment charge related to emission allowances intangible assets (see Note 3 to Financial Statements).
(c)	Net income (loss) amounts include the effects of impairment charges related to goodwill, trade name and emission allowances intangible assets and natural gas-fueled generation facilities (see Notes 3 and 5 to Financial Statements).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFC Holdings’ financial condition and results of operations for the fiscal years ended December 31, 2009, 2008 and 2007 should be read in conjunction with Selected Financial Data and EFC Holdings’ audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

EFC Holdings, a wholly-owned subsidiary of EFH Corp., is a Dallas-based holding company that conducts its operations almost entirely through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management, are performed on an integrated basis; consequently, there are no reportable business segments.

Significant Activities and Events

Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and as of December 31, 2009, has effectively sold forward approximately 1.6 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 200,000 GWh at an assumed 8.0 market heat rate) for the period from January 1, 2010 through December 31, 2014 at weighted average annual hedge prices ranging from $7.80 per MMBtu to $7.19 per MMBtu. These transactions, as well as forward power sales, have effectively hedged an estimated 68% of the natural gas price exposure related to TCEH’s expected generation output for the period beginning January 1, 2010 and ending December 31, 2014 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices, which is expected to be the marginal fuel for the purpose of setting electricity prices approximately 75% to 90% of the time. If the correlation changes in the future, the cash flows targeted under the long-term hedging program may not be achieved.

The long-term hedging program is comprised primarily of contracts with prices based on the New York Mercantile Exchange (NYMEX) Henry Hub pricing point. However, because there are other local and regional natural gas pricing points such as Houston Ship Channel, future wholesale power prices in ERCOT may not correlate as closely to the Henry Hub pricing as other pricing points, which could decrease the effectiveness of the positions in the long-term hedging program in mitigating power price exposure. The company has hedged more than 95% of the Houston Ship Channel versus Henry Hub pricing point risk for 2010.

The company has entered into related put and call transactions (referred to as collars), primarily for year 2014 of the program, that effectively hedge natural gas prices within a range. These transactions represented approximately 6% of the positions in the long-term hedging program at December 31, 2009, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. The company expects to use financial instruments, including collars, in future hedging activity under the long-term hedging program.

The following table summarizes the natural gas hedges in the long-term hedging program as of December 31, 2009:

	Measure	2010	2011	2012	2013	2014	Total
Natural gas hedge volumes (a)	mm MMBtu	~240	~447	~490	~300	~97	~1,574
Weighted average hedge price (b)	$/MMBtu	~7.79	~7.56	~7.36	~7.19	~7.80	—
Weighted average market price (c)	$/MMBtu	~5.79	~6.34	~6.53	~6.67	~6.84	—

(a)	Where collars are reflected, the volumes are estimated based on the natural gas price sensitivity (i.e., delta position) of the derivatives. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 97 million MMBtu in 2014.
(b)	Weighted average hedge prices are based on NYMEX Henry Hub prices of forward natural gas sales positions in the long-term hedging program (excluding the impact of offsetting purchases for rebalancing and pricing point basis transactions). Where collars are reflected, sales price represents the collar floor price.
(c)	Based on NYMEX Henry Hub prices.

Changes in the fair value of the instruments in the long-term hedging program are being recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the long-term hedging program as of December 31, 2009, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $1.6 billion in pretax unrealized mark-to-market gains or losses.

The reported unrealized mark-to-market net gain related to the long-term hedging program for the year ended December 31, 2009 totaled $1.107 billion. This amount reflects a $1.857 billion net gain due to the effect of lower forward prices of natural gas on the value of positions in the program, which was partially offset by net losses of $750 million representing reversals of previously recorded unrealized gains on positions that settled in the period. The reported unrealized mark-to-market net gain related to the long-term hedging program for the year ended December 31, 2008 totaled $2.587 billion reflecting declines in forward prices of natural gas in 2008. Given the volatility of natural gas prices, it is not possible to predict future reported unrealized mark-to-market gains or losses and the actual gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If natural gas prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower wholesale electricity prices. However, if natural gas prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher wholesale electricity prices and will in this context be viewed as having resulted in an opportunity cost. The cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program totaled $1.978 billion and $871 million at December 31, 2009 and December 31, 2008, respectively. These values can change materially as market conditions change.

As of December 31, 2009, more than 95% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility — see discussion below under “Financial Condition — Liquidity and Capital Resources”) thereby reducing the cash and letter of credit collateral requirements for the hedging program.

See “Key Risks and Challenges — Substantial Leverage, Uncertain Financial Markets and Liquidity Risk” and “— Natural Gas Price and Market Heat Rate Exposure.”

Debt Exchanges and Issuances — See Note 10 to Financial Statements for discussion of debt exchange offers completed by EFH Corp. and certain of its subsidiaries in November 2009 and the issuance of additional notes by EFH Corp., guaranteed by EFC Holdings, in January 2010.

TCEH Interest Rate Swap Transactions — As of December 31, 2009, TCEH had entered into a series of interest rate swaps that effectively fix the interest rates at between 7.3% and 8.3% on $16.30 billion principal amount of its senior secured debt maturing from 2010 to 2014. All of these swaps were entered into prior to January 1, 2009. Taking into consideration these swap transactions, approximately 13% of EFC Holdings’ total long-term debt portfolio at December 31, 2009 was exposed to variable interest rate risk. TCEH also entered into interest rate basis swap transactions, which further reduce the fixed (through swaps) borrowing costs, related to an aggregate of $16.25 billion principal amount of senior secured debt. EFC Holdings may enter into additional interest rate hedges from time to time. Unrealized mark-to-market net gains and losses related to all TCEH interest rate swaps, which are reported in interest expense and related charges, totaled $696 million in net gains for the year ended December 31, 2009 and $1.477 billion in net losses for the year ended December 31, 2008. The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.212 billion and $1.909 billion at December 31, 2009 and 2008, respectively, of which $194 million and $364 million (both pre-tax), respectively, was reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. See discussion in Note 10 to Financial Statements regarding various interest rate swap transactions.

Texas Generation Facilities Development — TCEH is nearing completion of a program to develop three lignite-fueled generation units (2 units at Oak Grove and 1 unit at Sandow) in Texas with a total estimated capacity of approximately 2,200 MW. The Sandow unit and the first Oak Grove unit achieved substantial completion (as defined in the EPC Agreements for the units) effective September 30, 2009 and December 22, 2009 respectively. Accordingly the company has operational control of these units. EFC Holdings began depreciating these units and recognizing revenues and fuel costs for accounting purposes in the fourth quarter 2009. The second Oak Grove unit, which is in the commissioning and start-up phase, synchronized to the grid in January 2010 and is expected to achieve substantial completion (as defined in the EPC Agreement for the unit) in mid-2010. Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which approximately $3.1 billion was spent as of December 31, 2009. Total recorded costs, including purchase accounting fair value adjustments and capitalized interest, are expected to total approximately $4.8 billion upon completion of the units, and the balance was $4.6 billion as of December 31, 2009. See discussion in Note 11 to Financial Statements regarding contingencies related to these units.

Nuclear Generation Development — In September 2008, a subsidiary of TCEH filed a combined operating license application with the NRC for two new nuclear generation units, each with approximately 1,700 MW (gross capacity), at its existing Comanche Peak nuclear generation site. In connection with the filing of the application, in January 2009, subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture, Comanche Peak Nuclear Power Company (CPNPC), to further the development of the two new nuclear generation units using MHI’s US — Advanced Pressurized Water Reactor technology. The TCEH subsidiary owns an 88% interest in CPNPC, and a MHI subsidiary owns a 12% interest.

In March 2009, the NRC announced an official review schedule for the license application. Based on the schedule, the NRC expects to complete its review by December 2011, and it is expected that a license would be issued approximately one year later. In November 2009, CPNPC filed a comprehensive revision to the license application that updated the license application for developments occurring after the initial filing.

In 2009, the DOE announced that it had selected four applicants to proceed to the due diligence phase of its Loan Guarantee Program, and to commence negotiations towards potential loan guarantees for their respective generation projects. CPNPC was not among the initial four applicants selected by the DOE; however, CPNPC continues to update the DOE on its progress, with the goal of securing a DOE loan guarantee for financing the proposed units prior to commencement of construction.

Idling of Natural Gas-Fueled Units — In February 2009, EFC Holdings notified ERCOT of plans to retire 11 of its natural gas-fueled units, totaling 2,251 MW of capacity (2,341 MW installed nameplate capacity), in May 2009, and mothball (idle) an additional four units, totaling 1,651 MW of capacity (1,675 MW of installed nameplate capacity), in September 2009. In May and September 2009, EFC Holdings entered into reliability-must-run (RMR) agreements for the remainder of 2009 with ERCOT for the operation of one unit originally planned to be retired with 112 MW of capacity (115 MW of installed nameplate capacity) and one unit planned to be mothballed with 515 MW of capacity (540 MW of installed nameplate capacity), respectively. In December 2009, EFC Holdings entered into RMR agreements with ERCOT for these same two units for January through November 2010. The other units were retired in May 2009 or mothballed in September 2009 as originally planned. An impairment charge of $229 million related to the carrying value of these units was recorded in the fourth quarter of 2008.

Global Climate Change — See Items 1 and 2 “Business and Properties — Environmental Regulations and Related Considerations” for discussion of global climate change and the effects on the company.

Impairment of Goodwill — Financial market conditions had a significant effect on EFC Holdings’ 2008 assessment of the carrying value of goodwill. EFC Holdings recorded a total goodwill impairment charge of $8.070 billion (which was not deductible for income tax purposes) in 2008 and 2009, primarily arising from the dislocation in the capital markets that had increased interest rate spreads and the resulting discount rates used in estimating fair values and the effects of declines in market values of debt and equity securities of comparable companies.

This non-cash impairment did not cause EFC Holdings or its subsidiaries to be in default under any of their respective debt covenants or impact counterparty trading agreements or have a material impact on liquidity.

See Note 3 to Financial Statements and “Application of Critical Accounting Policies” below for more information on the goodwill impairment charge.

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges.

Substantial Leverage, Uncertain Financial Markets and Liquidity Risk

EFC Holdings’ substantial leverage, resulting in large part from debt incurred to finance the Merger, requires significant cash flows to be dedicated to interest and principal payments and could adversely affect EFC Holdings’ ability to raise additional capital to fund operations, limits EFC Holdings’ ability to react to changes in the economy, its industry or its business, and exposes EFC Holdings to interest rate risk, to the extent not hedged. Short-term borrowings and long-term debt, including amounts due currently, totaled $33.376 billion at December 31, 2009. Taking into consideration interest-rate swap transactions, as of December 31, 2009 approximately 87% of EFC Holdings’ total long-term debt portfolio is subject to fixed interest rates, at a weighted average interest rate of 10.21%. Interest payments on long-term debt in 2010 are expected to total approximately $2.383 billion, and principal payments on long-term debt are expected to total approximately $226 million.

While EFC Holdings believes its cash on hand and cash flow from operations combined with availability under existing credit facilities provide sufficient liquidity to fund current and projected expenses and capital requirements for 2010 (see “Financial Condition — Liquidity and Capital Resources” section below), there can be no assurance that counterparties to its credit facilities will perform as expected through the maturity dates or hedging and trading counterparties, particularly related to the long-term hedging program, will meet their obligations to EFC Holdings. Failure of such counterparties to meet their obligations or substantial changes in financial markets, the economy, the requirements of regulators or EFC Holdings’ industry or operations could result in constraints in its liquidity. See discussion of credit risk in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and discussion of credit facilities in “Financial Condition — Liquidity and Capital Resources” and in Note 10 to Financial Statements. Also as a result of the financial crisis that arose in 2008, there has been a reduction of available counterparties for EFC Holdings’ hedging and trading activities, particularly for longer-dated transactions, which could impact EFC Holdings’ ability to hedge its commodity price and interest rate exposure to desired levels at reasonable costs. However, traditional counterparties with physical assets to hedge, as well as financial institutions and other parties, continue to participate in the markets.

A substantial amount of EFC Holdings’ indebtedness is scheduled to mature in the period from 2014 to 2017. EFC Holdings is focused on improving the balance sheet and expects to opportunistically look for ways to reduce the amount and extend the weighted average maturity of its outstanding debt. Progress to date on this initiative includes the August 2009 amendment to the Credit Agreement governing the TCEH Senior Secured Facilities that provides additional flexibility in restructuring debt obligations and the debt exchanges completed by EFH Corp. and certain of its subsidiaries in November 2009. See Note 10 to Financial Statements for additional discussion of these transactions.

In addition, because its operations are capital intensive, EFC Holdings expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its available credit facilities. EFC Holdings’ ability to economically access the capital or credit markets could be restricted at a time when EFC Holdings would like, or need, to access those markets. Lack of such access could have an impact on EFC Holdings’ flexibility to react to changing economic and business conditions.

Natural Gas Price and Market Heat-Rate Exposure

Wholesale electricity prices in the ERCOT market generally move with the price of natural gas because marginal demand for electricity supply is generally met with natural gas-fueled generation facilities. Historically the price of natural gas has fluctuated due to the effects of weather, changes in industrial demand, supply availability, and other economic and market factors and such prices have been very volatile in recent years. Since 2005, forward natural gas prices ranged from below $4 per MMBtu to above $13 per MMBtu. The wholesale market price of power divided by the market price of natural gas represents the market heat rate. Market heat rate movements also affect wholesale electricity prices. Market heat rate reflects the efficiency of the marginal supplier (generally natural gas-fueled generation facilities) in generating electricity.

In contrast to EFC Holdings’ natural gas-fueled generation facilities, changes in natural gas prices have no significant effect on the cost of generating electricity from EFC Holdings’ nuclear and lignite/coal-fueled plants. All other factors being equal, these baseload generation assets, which provided 70% of supply volumes in 2009, increase or decrease in value as natural gas prices and market heat rates rise or fall, respectively, because of the effect of natural gas prices setting marginal wholesale power prices in ERCOT.

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

The following sensitivity table provides estimates of the potential impact (in $millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH’s unhedged position and forward prices as of December 31, 2009, which for natural gas reflects estimates of electricity generation less amounts hedged through the long-term natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling twelve-month basis, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2010 (a)		2011		2012		2013		2014
$1.00/MMBtu change in gas price (b)	$	~9	$	~45	$	~89	$	~308	$	~512
0.1/MMBtu/MWh change in market heat rate (c)	$	~10	$	~44	$	~54	$	~57	$	~59
$1.00/gallon change in diesel fuel price	$	~1	$	~1	$	~2	$	~53	$	~57
$10.00/pound change in uranium/nuclear fuel		$—		$—	$	~1	$	~5	$	~4

(a)	Balance of 2010 is from February 1, 2010 through December 31, 2010.
(b)	Assumes conversion of electricity positions based on an approximate 8.0 market heat rate with natural gas being on the margin 75% to 90% of the time (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated).
(c)	Based on Houston Ship Channel natural gas prices as of December 31, 2009.

EFC Holdings’ market heat rate exposure is impacted by changes in the mix of generation assets, such as generation capacity increases, particularly increases in lignite/coal- and nuclear-fueled generation capacity, as well as wind capacity, which could result in lower market heat rates. EFC Holdings expects that decreases in market heat rates would decrease the value of its generation assets because lower market heat rates generally result in lower wholesale electricity prices, and vice versa. EFC Holdings mitigates market heat rate risk through retail and wholesale electricity sales contracts and shorter-term market heat rate hedging transactions. EFC Holdings evaluates opportunities to mitigate market heat rate risk over extended periods through longer-term electricity sales contracts where practical considering pricing, credit, liquidity and related factors.

On an ongoing basis, EFC Holdings will continue monitoring its overall commodity risks and seek to balance its portfolio based on its desired level of exposure to natural gas prices and market heat rates and potential changes to EFC Holdings’ operational forecasts of overall generation and consumption (which is subject to volatility resulting from customer churn, weather, economic and other factors) in its native and growth business. Portfolio balancing may include the execution of incremental transactions, including heat rate hedges, the unwinding of existing transactions and the substitution of natural gas hedges with commitments for the sale of electricity at fixed prices. As a result, commodity price exposures and their effect on earnings could materially change from time to time.

The Obama Administration has proposed financial market reforms with respect to the currently unregulated Over-the-Counter (OTC) financial derivatives market. As a result, the US House of Representative has approved a bill to regulate OTC derivatives. The bill would require certain entities to clear OTC derivatives that are currently traded on the bilateral market through exchanges, which require that all collateral be in the form of cash. EFC Holdings has entered into a significant number of asset-backed OTC derivatives to hedge risks associated with commodity and interest rate exposure. The US House of Representatives legislation would not require EFC Holdings to clear its OTC derivatives through exchanges. However, other proposals would have required such clearing, and it is not evident what, if any, US Senate legislation might be approved. If EFC Holdings were required to clear such transactions, EFC Holdings would likely be precluded from using its noncash assets as collateral for hedging arrangements. This preclusion could have a material impact on EFC Holdings’ liquidity, particularly if the final legislation does not provide for the grandfathering of existing OTC derivatives. As a result, if applied to EFC Holdings’ OTC derivatives transactions, legislation that impairs the use of asset-backed transactions could significantly increase EFC Holdings’ costs of entering into OTC derivatives and/or could significantly limit its ability to enter into OTC derivatives and hedge its commodity and interest rate risks. EFC Holdings cannot predict whether or when final legislation will be enacted or whether the US House of Representatives bill exemptions will be included in any final legislation.

See “Financial Condition — Liquidity and Capital Resources” below for a discussion of the liquidity effects of the long-term hedging program. Also see additional discussion of risk below under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Competitive Retail Markets and Customer Retention

Competitive retail activity in Texas has resulted in some volatility in retail customer counts. Total retail customer counts decreased less than 1% in 2007, rose 2% in 2008 and declined 3% in 2009. In responding to the competitive landscape in the ERCOT marketplace, EFC Holdings is focusing on the following key initiatives:

•

Maintaining competitive pricing initiatives as evidenced by price reductions on most residential service plans in 2008 and 2009, in addition to the 15% cumulative price reduction in 2007 applicable to residential customers under qualifying service plans;

•

Profitably growing the retail customer base by actively competing for new and existing customers in areas in Texas open to competition. The customer retention strategy remains focused on continuing to implement initiatives to deliver world-class customer service and improve the overall customer experience;

•

Establishing TXU Energy as the most innovative retailer in the Texas market by continuing to develop tailored product offerings to meet customer needs. TXU Energy plans to invest $100 million over the five-year period beginning in 2008 (including $20 million invested through 2009) in retail initiatives aimed at helping consumers conserve energy and other demand-side management initiatives that are intended to moderate consumption and reduce peak demand for electricity, and

•

Focusing business market initiatives largely on programs targeted to retain the existing highest-value customers and to recapture customers who have switched REPs. Initiatives include maintaining and continuously refining a disciplined contracting and pricing approach and economic segmentation of the business market to enhance targeted sales and marketing efforts and to more effectively deploy the direct-sales force. Tactical programs put into place include improved customer service, aided by a new customer management system implemented in 2009, the successful operation of which is critical to customer satisfaction, new product price/service offerings and a multichannel approach for the small business market.

Volatile Energy Prices and Regulatory Risk

Natural gas prices rose to unprecedented levels in the latter part of 2005, reflecting a world-wide increase in energy prices compounded by hurricane-related infrastructure damage. The related rise in electricity prices elevated public awareness of energy costs and dampened customer demand. Natural gas prices remain subject to events that create price volatility, and while not reaching 2005 levels, forward natural gas prices rose substantially in 2007 and part of 2008 before falling in the second half of 2008 and continuing to fall through most of 2009. Sustained high energy prices and/or ongoing price volatility also creates a risk for regulatory and/or legislative intervention with the mechanisms that govern the competitive wholesale and retail markets in ERCOT. EFC Holdings believes that competitive markets result in a broad range of innovative pricing and service alternatives to consumers and ultimately the most efficient use of resources and regulatory entities should continue to take actions that encourage competition in the industry. Regulatory and/or legislative intervention could disrupt the relationship between natural gas prices and electricity prices, which could impact the results of EFC Holdings’ long-term hedging strategy and its results of operations.

New and Changing Environmental Regulations

EFC Holdings is subject to various environmental laws and regulations related to SO2, NOx and mercury emissions as well as other environmental contaminants that impact air and water quality. EFC Holdings is in compliance with all current laws and regulations, but regulatory authorities continue to evaluate existing requirements and consider proposals for changes. EFC Holdings continues to closely monitor any potential legislative and regulatory changes pertaining to global climate change. In view of the fact that a substantial portion of EFC Holdings’ generation portfolio consists of lignite/coal-fueled generation facilities, its financial condition or results of operations could be materially adversely affected by the enactment of any legislation, regulation or judicial action that mandates a reduction in GHG emissions or that imposes financial penalties, costs or taxes on entities that produce GHG emissions. For example, federal, state or regional legislation or regulation addressing global climate change could result in EFC Holdings either incurring increased material costs to reduce its GHG emissions or to procure emission allowances or credits to comply with a mandatory cap-and-trade emissions reduction program or incurring increased taxes, which could be material, due to the imposition of a carbon tax. See further discussion under Items 1 and 2, “Business and Properties — Environmental Regulations and Related Considerations.”

Exposures Related to Nuclear Asset Outages

EFC Holdings’ nuclear assets are comprised of two generation units at Comanche Peak, each with an installed nameplate capacity of 1,150 MW. The Comanche Peak plant represents approximately 13% of EFC Holdings’ total generation capacity. The nuclear generation units represent EFC Holdings’ lowest marginal cost source of electricity. Assuming both nuclear generation units experienced an outage, the unfavorable impact to pretax earnings is estimated to be approximately $2 million per day before consideration of any insurance proceeds. Also see discussion of nuclear facilities insurance in Note 11 to Financial Statements.

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

Other Matters

See Note 11 to Financial Statements for discussion of litigation related to EFC Holdings’ new lignite-fueled generation facility construction program and “Regulation and Rates” for discussion of ERCOT’s planned implementation of a nodal market.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

EFC Holdings’ significant accounting policies are discussed in Note 1 to Financial Statements. EFC Holdings follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of EFC Holdings’ consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. The following is a summary of certain critical accounting policies that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Purchase Accounting

In 2007, the Merger was accounted for under purchase accounting, whereby the purchase price of the transaction was allocated to EFC Holdings’ identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the principles in accounting standards related to the determination of fair value (see Note 13 to Financial Statements) and reflect significant assumptions and judgments. Material valuation inputs for long-lived assets and liabilities included forward electricity and natural gas price curves and market heat rates, discount rates, nonperformance risk adjustments related to liabilities, retail customer attrition rates, generation plant operating and construction costs and asset lives. The valuations reflected considerations unique to the competitive wholesale power market in ERCOT as well as EFC Holdings’ assets. For example, the valuation of the baseload generation facilities considered EFC Holdings’ lignite fuel reserves and mining capabilities.

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

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount recorded upon finalization of purchase accounting by EFC Holdings totaled $18.3 billion. Purchase accounting impacts, including goodwill recognition, have been “pushed down”, resulting in the assets and liabilities of EFC Holdings being recorded at their fair values as of October 10, 2007. The assignment of purchase price was based on the relative estimated enterprise value of EFC Holdings’ operations as of the date of the Merger using discounted cash flow methodologies. In accordance with SFAS 142, goodwill is not amortized to net income, but is required to be tested for impairment at least annually. Management believes the goodwill amount recorded by EFC Holdings reflected the incremental value of the future cash flow potential of the baseload generation facilities, including facilities under construction, over the values assigned to those assets under purchase accounting rules, considering the market-pricing mechanisms and growth potential in the ERCOT market, as well as the value derived from the scale of the retail business. Also see discussion below under “Impairment of Assets.”

In the first quarter of 2009 and fourth quarter of 2008, EFC Holdings recorded goodwill impairment charges totaling $8.070 billion. The $70 million charge in the first quarter of 2009 resulted from the completion of the previously estimated fair value calculations supporting the initial $8.0 billion goodwill impairment charge that was recorded in the fourth quarter of 2008. See discussion immediately below under “Impairment of Assets.”

Push Down of Merger-Related Debt

Merger-related debt of EFH Corp. (parent) is fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, a portion of such debt and related interest expense is reflected in the financial statements of EFC Holdings. The amount reflected on EFC Holdings’ balance sheet represents 50% of the guaranteed EFH Corp. Merger-related debt. This percentage reflects the fact that at the time of the Merger, the equity investments of EFC Holdings and Intermediate Holding in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., EFC Holdings records the settlement of such amounts as noncash capital contributions from EFH Corp.

Impairment of Assets

EFC Holdings evaluates long-lived assets (including intangible assets with finite lives) for impairment whenever indications of impairment exist, in accordance with accounting standards related to impairment or disposal of long-lived assets, whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. One of those indications is a current expectation that “more likely than not” a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life (as was the case for the natural gas-fueled generation assets discussed below). For EFC Holdings’ baseload generation assets, another possible indication would be an expected long-term decline in natural gas prices and/or market heat rates. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of EFC Holdings’ property, plant and equipment, which includes a fleet of generation assets with a diverse fuel mix and individual plants that have varying production or output rates, requires the use of significant judgments in determining the existence of impairment indications and the grouping of assets for impairment testing.

Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually or whenever events or changes in circumstances indicate an impairment may exist, such as the possible impairments to long-lived assets discussed above. Effective with 2009 testing, EFC Holdings changed the annual test date for goodwill and intangible assets with indefinite useful lives from October 1 to December 1. Management determined the new annual goodwill test date is preferable because of efficiencies gained by aligning the test with EFC Holdings’ annual budget and five-year plan processes in the fourth quarter. The change in the annual test date did not delay, accelerate or avoid an impairment charge, and retrospective application of this change in accounting principle did not affect previously reported results. As required by accounting guidance related to goodwill and other intangible assets, EFC Holdings has allocated goodwill to its reporting unit, which essentially consists of TCEH and goodwill impairment testing is performed at the reporting unit level. Under this goodwill impairment analysis, if at the assessment date, a reporting unit’s carrying value exceeds its estimated fair value (enterprise value), the estimated enterprise value of the reporting unit is compared to the estimated fair values of the reporting unit’s operating assets (including identifiable intangible assets) and liabilities at the assessment date, and the resultant implied goodwill amount is then compared to the recorded goodwill amount. Any excess of the recorded goodwill amount over the implied goodwill amount is written off as an impairment charge.

The determination of enterprise value involves a number of assumptions and estimates. EFC Holdings uses a combination of three fair value inputs to estimate enterprise values of its reporting unit: internal discounted cash flow analyses (income approach), comparable company equity values and any recent pending and/or completed relevant transactions. The income approach involves estimates of future performance that reflect assumptions regarding, among other things, forward natural gas and electricity prices, market heat rates, generation plant performance and retail sales volume trends. Another key variable in the income approach is the discount rate, or weighted average cost of capital. The determination of the discount rate takes into consideration the capital structure, debt ratings and current debt yields of comparable companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry. Enterprise value estimates based on comparable company equity values involve using trading multiples of EBITDA of those selected companies to derive appropriate multiples to apply to the EBITDA of the reporting units. This approach requires an estimate, using historical acquisition data, of an appropriate control premium to apply to the reporting unit values calculated from such multiples. Critical judgments include the selection of comparable companies and the weighting of the three value inputs in developing the best estimate of enterprise value.

The 2009 annual impairment testing performed as of October 1, and December 1, 2009 for goodwill and intangible assets with indefinite useful lives in accordance with accounting guidance for a change in annual impairment testing dates resulted in no impairment (see discussion in Note 1 to Financial Statements regarding change in the annual impairment test date from October 1 to December 1). The goodwill testing determined that EFC Holdings’ carrying value exceeded (by less than 10%) its estimated fair value (enterprise value), so the estimated enterprise value of EFC Holdings was compared to the estimated fair values of its operating assets and liabilities. This additional testing indicated that the implied goodwill amount exceeded the recorded goodwill amount, and thus no goodwill impairment was recorded. The estimated enterprise value of EFC Holdings reflects the impact of the decline in forward natural gas prices on wholesale electricity prices. Because lower wholesale electricity prices also result in lower fair values of EFC Holdings’ generation assets, calculated implied goodwill was sufficient to support the recorded goodwill amount. Key variables in the tests included forward natural gas prices, electricity prices, market heat rates and discount rates, assumptions regarding each of which could have a significant effect on valuations. Because of the volatility of these factors, EFC Holdings cannot predict the likelihood of any future impairment.

See Note 3 to Financial Statements for a discussion of the goodwill impairment charges of $8.0 billion and $70 million (not deductible for income tax purposes) recorded in the fourth quarter of 2008 and first quarter of 2009, respectively. The total $8.070 billion impairment charge represented approximately 44% of EFC Holdings’ goodwill balance resulting from purchase accounting for the Merger and reflected a decline of approximately 20% in the estimated value of EFC Holdings at year-end 2008 from the indicated value at the October 2007 Merger date. The impairment primarily arose from the dislocation in the capital markets that increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of declines in market values of debt and equity securities of comparable companies in the second half of 2008. Also see Note 3 to Financial Statements for discussion of the impairment charge of $481 million ($310 million after-tax) related to the trade name intangible asset also recorded in the fourth quarter of 2008. The estimated fair value of this intangible asset is based on an assumed royalty methodology.

In the fourth quarter of 2008, EFC Holdings recorded an impairment charge of $229 million ($147 million after-tax) related to its natural gas-fueled generation facilities. The natural gas-fueled generation units are generally operated to meet peak demands for electricity, and the facilities tested for impairment as an asset group. See Note 5 to Financial Statements for a discussion of the impairment. The estimated impairment was based on numerous judgments including forecasted production, forward prices of natural gas and electricity, overall generation availability in ERCOT and ERCOT grid congestion. See “Business — Significant Activities and Events” for discussion of natural gas-fueled units mothballed (idled) or retired in 2009 consistent with the factors that resulted in the impairment.

Derivative Instruments and Mark-to-Market Accounting

EFC Holdings enters into contracts for the purchase and sale of energy-related commodities, and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. Under accounting standards related to derivative instruments and hedging activities, these instruments are subject to mark-to-market accounting, and the determination of market values for these instruments is based on numerous assumptions and estimation techniques.

Mark-to-market accounting recognizes changes in the fair value of derivative instruments in the financial statements as market prices change. Such changes in fair value are accounted for as unrealized mark-to-market gains and losses in net income with an offset to derivative assets and liabilities. The availability of quoted market prices in energy markets is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and delivery point. In computing fair value for derivatives, each forward pricing curve is separated into liquid and illiquid periods. The liquid period varies by delivery point and commodity. Generally, the liquid period is supported by exchange markets, broker quotes and frequent trading activity. For illiquid periods, fair value is estimated based on forward price curves developed using modeling techniques that take into account available market information and other inputs that might not be readily observable in the market. EFC Holdings adopted new accounting standards related to the determination of fair value concurrent with the Merger and estimates fair value as described in Note 13 to Financial Statements and discussed under “Fair Value Measurements” below.

Accounting standards related to derivative instruments and hedging activities allow for “normal” purchase or sale elections and hedge accounting designations, which generally eliminate or defer the requirement for mark-to-market recognition in net income and thus reduce the volatility of net income that can result from fluctuations in fair values. These elections and designations are intended to match the accounting recognition of the contract’s financial performance to that of the transaction the contract is intended to hedge. “Normal” purchases and sales are contracts that provide for physical delivery of quantities expected to be used or sold over a reasonable period in the normal course of business and are not subject to mark-to-market accounting.

Under hedge accounting, changes in fair value of instruments designated as cash flow hedges are recorded in other comprehensive income with an offset to derivative assets and liabilities to the extent the change in value is effective; that is, it mirrors the offsetting change in fair value of the forecasted hedged transaction. Changes in value that represent ineffectiveness of the hedge are recognized in net income immediately, and the effective portion of changes in fair value initially recorded in other comprehensive income are recognized in net income in the period that the hedged transactions are recognized. Although as of December 31, 2009, EFC Holdings does not have any derivatives designated as cash flow or fair value hedges, EFC Holdings continually assesses its hedge elections and could designate positions as cash flow hedges in the future. In March 2007, the instruments making up a significant portion of the long-term hedging program that were previously designated as cash flow hedges were dedesignated as allowed under accounting standards related to derivative instruments and hedging activities, and subsequent changes in their fair value are being marked-to-market in net income. In addition, in August 2008, interest rate swap transactions in effect at that time were dedesignated as cash flow hedges in accordance with accounting standards, and subsequent changes in their fair value are being marked-to-market in net income. See further discussion of the long-term hedging program and interest rate swap transactions above under “Business — Significant Activities and Events.”

The following tables provide the effects on both net income and other comprehensive income of mark-to-market accounting for those derivative instruments that EFC Holdings has determined to be subject to fair value measurement under accounting standards related to derivative instruments and hedging activities.

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Amounts recognized in net income (after-tax):
Unrealized net gains (losses) on positions marked-to- market in net income (a)	$1,573	$517	$(955)	$(492)
Unrealized net (gains) losses representing reversals of previously recognized fair values of positions settled in the period (a)	(333)	25	(56)	(36)
Unrealized ineffectiveness net gains (losses) on positions accounted for as cash flow hedges	—	(3)	$—	74
Reversals of previously recognized unrealized net (gains) losses related to cash flow hedge positions settled in the period	1	—	—	(15)

Total	$1,241	$539	$(1,011)	$(469)

Amounts recognized in other comprehensive income (after-tax):
Net gains (losses) in fair value of positions accounted for as cash flow hedges	$(20)	$(181)	$(177)	$(288)
Net (gains) losses on cash flow hedge positions recognized in net income to offset hedged transactions	129	122	—	(89)

Total	$109	$(59)	$(177)	$(377)

(a)	Amounts for 2009 and 2008 include $788 million and $1.503 billion in net after-tax gains related to commodity positions, respectively, and $452 million in net after-tax gains and $960 million in net after-tax losses related to interest rate swaps, respectively. Prior period amounts are essentially all related to commodity positions.

The effect of mark-to-market and hedge accounting for derivatives on the balance sheet is as follows:

	Successor
	December 31, 2009	December 31, 2008
Net commodity contract asset (a)	$1,714	$466
Net derivative liability related to interest rate hedges	$(1,212)	$(1,909)

Net accumulated other comprehensive loss included in shareholders’ equity (amounts after-tax)	$(127)	$(236)

(a)	2009 amount includes $4 million in net derivative liabilities and 2008 amounts includes $7 million in net derivative assets related to cash flow hedge positions not marked-to-market in net income.

Fair Value Measurements

In addition to purchase accounting, EFC Holdings applies fair value accounting on a recurring basis to certain assets and financial instruments under the fair value hierarchy established in accounting standards related to the determination of fair value. EFC Holdings utilizes several valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those items that are measured on a recurring basis. These techniques include, but are not limited to, the use of broker quotes and statistical relationships between different price curves and are intended to maximize the use of observable inputs and minimize the use of unobservable inputs. In applying the market approach, EFC Holdings uses a mid-market valuation convention (the mid-point between bid and ask prices) as a practical expedient.

Level 1 and Level 2 assets and liabilities consist primarily of commodity-related contracts for natural gas and electricity derivative instruments entered into for hedging purposes, securities associated with the nuclear decommissioning trust, and interest rate swaps intended to fix and/or lower interest payments on long-term debt. Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. Level 2 inputs include:

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

Examples of Level 2 valuation inputs utilized include over-the-counter broker quotes and quoted prices for similar assets or liabilities that are corroborated by correlation or through statistical relationships between different price curves. For example, certain physical power derivatives are executed for a particular location at specific time periods that might not have active markets; however, an active market might exist for such derivatives for a different time period at the same location. EFC Holdings utilizes correlation techniques to compare prices for inputs at both time periods to provide a basis to value the non-active derivative. (See Note 13 to Financial Statements for additional discussion of how broker quotes are utilized.)

Level 3 assets and liabilities consist primarily of more complex long-term power purchases and sales agreements, including longer-term wind and other power purchase and sales contracts and certain natural gas positions (collars) in the long-term hedging program. Level 3 assets and liabilities are valued using significant unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. EFC Holdings uses the most meaningful information available from the market, combined with its own internally developed valuation methodologies, to develop its best estimate of fair value. The determination of fair value for Level 3 assets and liabilities requires significant management judgment and estimation.

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

As part of EFC Holdings’ valuation of assets subject to fair value accounting, counterparty credit risk is taken into consideration by measuring the extent of netting arrangements in place with the counterparty along with credit enhancements and the estimated credit rating of the counterparty. EFC Holdings’ valuation of liabilities subject to fair value accounting takes into consideration the market’s view of EFC Holdings’ credit risk along with the existence of netting arrangements in place with the counterparty and credit enhancements posted by EFC Holdings. EFC Holdings considers the credit risk adjustment to be a Level 3 input since judgment is used to assign credit ratings, recovery rate factors and default rate factors.

Level 3 assets totaled $350 million and $283 million at December 31, 2009 and 2008, respectively, and represented approximately 8% and 7%, respectively, of the assets measured at fair value, or less than 1% of total assets. Level 3 liabilities totaled $269 million and $355 million at December 31, 2009 and 2008, respectively, and represented approximately 8% and 7%, respectively, of the liabilities measured at fair value, or less than 1% of total liabilities.

Valuations of several of EFC Holdings’ Level 3 assets and liabilities are based on long-dated price curves for electricity that are developed internally. Additionally, Level 3 assets and liabilities are sensitive to changes in discount rates, option-pricing model inputs such as volatility factors and credit risk adjustments. As of December 31, 2009, a $5.00 per MWh change in electricity price assumptions across unobservable inputs, primarily related to the outer years in EFC Holdings’ long-dated pricing model (years that are not market observable) would cause an approximate $72 million change in net Level 3 assets. A 10% change in diesel fuel price assumptions across unobservable inputs would cause an approximate $11 million change in net Level 3 assets. In addition, EFC Holdings has derivative contracts that are valued based on option-pricing models with unobservable inputs. A 10% increase in volatility and correlation related to these contracts would cause an approximate $5 million change in net Level 3 assets. See Note 13 to Financial Statements for additional information about fair value measurements, including a table presenting the changes in Level 3 assets and liabilities for the twelve months ended December 31, 2009.

Revenue Recognition

EFC Holdings’ revenue includes an estimate for unbilled revenue that represents estimated daily kWh consumption after the meter read date to the end of the period multiplied by the applicable billing rates. Estimated daily kWh usage is derived using historical kWh usage information adjusted for weather and other measurable factors affecting consumption. Calculations of unbilled revenues during certain interim periods are generally subject to more estimation variability because of seasonal changes in demand. Accrued unbilled revenues totaled $468 million, $427 million and $404 million at December 31, 2009, 2008 and 2007, respectively.

Accounting for Contingencies

EFC Holdings’ financial results may be affected by judgments and estimates related to loss contingencies. A significant contingency that EFC Holdings accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions, effects of hurricanes and other natural disasters and customers’ behaviors. Changes in customer count and mix due to competitive activity and seasonal variations in amounts billed add to the complexity of the estimation process. Historical results alone are not always indicative of future results, causing management to consider potential changes in customer behavior and make judgments about the collectability of accounts receivable. Bad debt expense totaled $116 million, $81 million, $13 million and $44 million for the years ended December 31, 2009 and 2008, the period from October 11, 2007 to December 31, 2007 and the period from January 1, 2007 to October 10, 2007, respectively. The increase in bad debt expense in 2009 reflected higher delinquencies due to delays in final bills and disconnects resulting from a customer billing and information system conversion, customer losses and general economic conditions. Amounts in 2008 reflected competitive customer acquisitions in south Texas and the effects of Hurricane Ike. See Note 8 to Financial Statements regarding a reserve recorded in 2008 for amounts due from subsidiaries of Lehman.

Litigation contingencies also may require significant judgment in estimating amounts to accrue. EFC Holdings accrues liabilities for litigation contingencies when such liabilities are considered probable of occurring and the amount is reasonably estimable. No significant amounts have been accrued for such contingencies during the three-year period ended December 31, 2009. See Item 3, “Legal Proceedings” for discussion of major litigation.

Accounting for Income Taxes

EFC Holdings’ income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, EFC Holdings’ forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, the liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future taxes that may be owed as a result of any examination.

As discussed in Note 6 to Financial Statements, in January 2007 EFC Holdings adopted new accounting standards that provide interpretive guidance for accounting for uncertain tax positions. See Notes 1 and 7 to Financial Statements for discussion of income tax matters.

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

The estimated remaining lives range from 23 to 60 years for the lignite/coal- and nuclear-fueled generation units. See Note 1 to Financial Statements under “Property, Plant and Equipment” for discussion of the change from composite to asset-by-asset depreciation effective with the Merger.

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

PURA provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. These costs are associated with Oncor’s active and retired employees, as well as active and retired personnel engaged in TCEH’s activities, related to their service prior to the deregulation and disaggregation of EFH Corp.’s business effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel. Oncor is authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in Oncor’s approved (by the PUCT) billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, Oncor defers (principally as a regulatory asset or property) costs consistent with PURA. Amounts deferred are ultimately subject to regulatory approval.

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

	Successor			Predecessor
	Year Ended December 31,		Period from October 11, 2007 through December 31,	Period from January 1, 2007 through October 10,
	2009	2008	2007	2007
Pension costs	$13	$6	$1	$4
OPEB costs	9	8	2	9

Total benefit costs and net amounts recognized as expense	$22	$14	$3	$13

Discount rate (a)	6.90%	6.55%	6.45%	5.90%
Funding of pension and OPEB plans (b)	$19	$1	$—	$1

(a)	Discount rate for OPEB was 6.85% in 2009.
(b)	The increase in 2009 reflects transfers of investments related to the salary deferral and supplemental retirement plans.

See Note 18 to Financial Statements regarding other disclosures related to pension and OPEB obligations.

PRESENTATION AND ANALYSIS OF RESULTS

The accompanying statements of consolidated income and cash flows for 2007 are presented for two periods: January 1, 2007 through October 10, 2007 (Predecessor) and October 11, 2007 through December 31, 2007 (Successor), which relate to the period before the Merger and the period after the Merger, respectively. Management’s discussion and analysis of results of operations and cash flows has been prepared by comparing the results of operations and cash flows of the Successor for the year ended December 31, 2009 to those of the Successor for the year ended December 31, 2008, by comparing the results of operations and cash flows of the Successor for the three months ended December 31, 2008 to those of the Successor for the period October 11, 2007 through December 31, 2007 and by comparing the results of operations and cash flows of the Successor for the nine months ended September 30, 2008 to those of the Predecessor for the period January 1, 2007 through October 10, 2007. To facilitate the discussion, certain volumetric and statistical data for 2008 have been presented as of and for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 and as of and for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Such volumetric and statistical data are measured and reported on a monthly, quarterly and annual basis.

RESULTS OF OPERATIONS

Financial Results

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Nine Months Ended September 30, 2008	Period from January 1, 2007 through October 10, 2007
Operating revenues	$7,911	$9,787	$1,979	$1,671	$7,809	$6,884
Fuel, purchased power costs and delivery fees	(3,934)	(5,600)	(954)	(852)	(4,646)	(3,209)
Net gain (loss) from commodity hedging and trading activities	1,736	2,184	2,432	(1,492)	(248)	(554)
Operating costs	(693)	(677)	(176)	(124)	(501)	(471)
Depreciation and amortization	(1,172)	(1,092)	(265)	(315)	(827)	(253)
Selling, general and administrative expenses	(741)	(680)	(185)	(153)	(495)	(452)
Franchise and revenue-based taxes	(108)	(109)	(36)	(30)	(73)	(83)
Impairment of goodwill	(70)	(8,000)	(8,000)	—	—	—
Other income	59	35	27	2	8	59
Other deductions	(63)	(1,263)	(713)	(5)	(550)	20
Interest income	62	59	15	9	44	312
Interest expense and related charges	(2,121)	(4,187)	(2,231)	(652)	(1,957)	(329)

Income (loss) before income taxes	866	(9,543)	(8,107)	(1,941)	(1,436)	1,924
Income tax (expense) benefit	(351)	504	10	675	493	(618)

Net income (loss)	515	(9,039)	(8,097)	(1,266)	(943)	1,306
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to EFC Holdings	$515	$(9,039)	$(8,097)	$(1,266)	$(943)	$1,306

Sales Volume and Customer Count Data

	Successor				Successor	Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Sales volumes:
Retail electricity sales volumes — (GWh):
Residential	28,046	28,135	5,982	5,967	22,153	21,256
Small business (a)	7,962	7,363	1,561	1,622	5,802	5,861
Large business and other customers	14,573	13,945	2,994	3,591	10,951	10,946

Total retail electricity	50,581	49,443	10,537	11,180	38,906	38,063
Wholesale electricity sales volumes	43,259	47,270	11,741	11,198	35,529	27,914
Net sales (purchases) of balancing electricity to/from ERCOT	(939)	(527)	808	47	(1,335)	622

Total sales volumes	92,901	96,186	23,086	22,425	73,100	66,599

Average volume (kWh) per residential customer (b)	14,855	14,780	3,101	3,197	11,767	11,399

Weather (North Texas average) – percent of normal (c):
Cooling degree days	98.9%	108.5%	101.3%	171.8%	109.0%	94.2%
Heating degree days	99.9%	92.5%	90.7%	89.7%	93.7%	106.2%

Customer counts:
Retail electricity customers (end of period and in thousands) (d):
Residential	1,862	1,914	1,914	1,857	1,909	1,839
Small business (a)	262	275	275	274	276	275
Large business and other customers	23	25	25	33	27	35

Total retail electricity customers	2,147	2,214	2,214	2,164	2,212	2,149

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for the period.
(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over a 20-year period.
(d)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers. Each of the year ended December 31, 2008 and three months ended December 31, 2008 and 2007 amounts reflects reclassification of 18 thousand meters, and the nine months ended September 30, 2007 amounts reflect the reclassification of 19 thousand meters from residential to small business to conform to current presentation.

Revenue and Commodity Hedging and Trading Activities

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Nine Months Ended September 30, 2008	Period from January 1, 2007 through October 10, 2007
Operating revenues:
Retail electricity revenues:
Residential	$3,806	$3,782	$816	$654	$2,966	$3,064
Small business (a)	1,164	1,099	247	202	852	880
Large business and other customers	1,261	1,447	304	286	1,143	1,070

Total retail electricity revenues	6,231	6,328	1,367	1,142	4,961	5,014
Wholesale electricity revenues (b)	1,463	3,329	532	505	2,797	1,637
Net sales (purchases) of balancing electricity to/from ERCOT	(80)	(214)	13	(9)	(227)	(14)
Amortization of intangibles (c)	5	(36)	(21)	(50)	(15)	—
Other operating revenues	292	380	88	83	293	247

Total operating revenues	$7,911	$9,787	$1,979	$1,671	$7,809	$6,884

Net gain (loss) from commodity hedging and trading activities:
Unrealized net gains (losses) from changes in fair value	$1,741	$2,290	$2,527	$(1,469)	$(237)	$(646)
Unrealized net gains (losses) representing reversals of previously recognized fair values of positions settled in the current period	(464)	(9)	59	(87)	(68)	(76)
Realized net gains (losses) on settled positions	459	(97)	(154)	64	57	168

Total gain (loss)	$1,736	$2,184	$2,432	$(1,492)	$(248)	$(554)

(a)	Customers with demand of less than 1 MW annually.
(b)	Upon settlement of physical derivative power sales and purchase contracts that are marked-to-market in net income, wholesale electricity revenues and fuel and purchased power costs are reported at approximated market prices, as required by accounting rules, instead of the contract price. As a result, these line item amounts include a noncash component, which the company considers “unrealized.” These amounts are as follows:

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Nine Months Ended September 30, 2008	Period from January 1, 2007 through October 10, 2007
Reported in revenues	$(166)	$42	$(113)	$—	$155	$—
Reported in fuel and purchased power costs	114	6	77	—	(71)	—

Net gain (loss)	$(52)	$48	$(36)	$—	$84	$—

(c)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Nine Months Ended September 30, 2008	Period from January 1, 2007 through October 10, 2007
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$114	$95	$26	$21	$69	$66
Lignite/coal	670	640	155	127	485	467

Total baseload fuel	784	735	181	148	554	533
Natural gas fuel and purchased power (a)	1,224	2,881	349	302	2,532	1,435
Amortization of intangibles (b)	292	318	72	67	246	—
Other costs	202	351	47	68	304	213

Fuel and purchased power costs	2,502	4,285	649	585	3,636	2,181
Delivery fees	1,432	1,315	305	267	1,010	1,028

Total	$3,934	$5,600	$954	$852	$4,646	$3,209

	Successor				Successor	Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear fuel	$5.66	$4.92	$5.46	$4.64	$4.75	$4.59
Lignite/coal (c)	$16.47	$15.80	$15.68	$13.48	$15.83	$14.31
Natural gas fuel and purchased power	$43.10	$81.99	$46.63	$60.04	$91.55	$62.29
Delivery fees per MWh	$28.09	$26.33	$28.66	$26.64	$25.69	$25.60

Production and purchased power volumes (GWh):
Nuclear	20,104	19,218	4,770	5,157	14,448	13,664
Lignite/coal	45,684	44,923	11,226	12,197	33,697	34,297

Total baseload generation	65,788	64,141	15,996	17,354	48,145	47,961
Natural gas-fueled generation	2,447	4,122	279	500	3,843	3,491
Purchased power	26,018	31,018	7,202	5,483	23,816	18,619

Total energy supply	94,253	99,281	23,477	23,337	75,804	70,071
Less line loss and power imbalances (d)	1,352	3,095	391	912	2,704	3,472

Net energy supply volumes	92,901	96,186	23,086	22,425	73,100	66,599

Baseload capacity factors:
Nuclear	100.0%	95.2%	94.0%	101.6%	95.6%	90.8%
Lignite/coal	86.5%	87.6%	86.3%	94.5%	87.7%	89.7%
Total baseload	90.3%	89.8%	88.5%	96.5%	89.9%	90.0%

(a)	See note (b) on previous page.
(b)	Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.
(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.
(d)	Includes physical purchases and sales, the financial results of which are reported in commodity hedging and trading activities in the income statement.

Financial Results — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Operating revenues decreased $1.876 billion, or 19%, to $7.911 billion in 2009.

Wholesale electricity revenues decreased $1.866 billion, or 56%, to $1.463 billion in 2009 as compared to 2008 when wholesale revenues increased 55%. Volatility in wholesale revenues and purchased power costs reflects movements in natural gas prices, as lower natural gas prices in 2009 drove a 46% decline in average wholesale electricity sales prices. Reported wholesale revenues and purchased power costs also reflect changes in volumes of bilateral contracting activity entered into to mitigate the effects of demand volatility and congestion. Results in 2009 reflect lower demand volatility and a decline in congestion, which drove an 8% decline in wholesale sales volumes.

Bilateral electricity contracting activity includes hedging transactions that utilize contracts for physical delivery. Wholesale sales and purchases of electricity are reported gross in the income statement if the transactions are scheduled for physical delivery with ERCOT.

Comparisons of wholesale balancing activity, reported net, are generally not meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, which are highly variable. The activity in 2009 reflected reduced volatility and congestion, in part due to actions taken by ERCOT.

Retail electricity revenues declined $97 million, or 2%, to $6.231 billion and reflected the following:

•

Lower average pricing contributed $242 million to the revenue decline. The change in average pricing reflected lower average contracted business rates driven by lower wholesale electricity prices, partially offset by higher average pricing in the residential and non-contract business markets resulting from advanced meter surcharges as well as customer mix.

•

Retail sales volume growth of 2% increased revenues by $145 million. Volumes rose in the business markets driven by changes in customer mix resulting from contracting activity, but declined slightly in the residential market driven by a 3% decrease in customers.

Other operating revenues decreased $88 million, or 23%, to $292 million in 2009 due to lower natural gas prices and lower volumes on sales of natural gas to industrial customers.

The change in operating revenues also reflected a $41 million decrease in amortization of intangible assets arising from purchase accounting reflecting expiration of retail sales contracts.

Fuel, purchased power costs and delivery fees decreased $1.666 billion, or 30%, to $3.934 billion in 2009. This decrease was driven by lower purchased power costs due to the effect of lower natural gas prices, decreased demand volatility and reduced congestion as discussed above regarding wholesale revenues. Lower costs of replacement power during unplanned generation unit repair outages contributed to improved margin. Other factors contributing to lower fuel and purchased power costs included lower natural gas-fueled generation and lower related fuel costs ($374 million), the effect of lower natural gas prices on natural gas purchased for sale to industrial customers ($116 million) and lower amortization of intangible assets arising from purchase accounting ($26 million).

Overall baseload generation production increased 3% in 2009 reflecting a 5% increase in nuclear production and a 2% increase in lignite/coal-fueled production. The increase in nuclear production, which reflects two refueling outages in 2008 compared to one refueling outage in 2009 and investments to increase generation capacity, resulted in improved margin. The increase in lignite/coal-fueled production reflected generation from the new units placed in service in the fourth quarter 2009, partially offset by generation reductions during certain periods when power could be purchased in the wholesale market at prices below production costs, which was largely due to lower natural gas prices and higher wind generation availability.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities for the years ended December 31, 2009 and 2008, which totaled $1.736 billion and $2.184 billion in net gains respectively:

Year Ended December 31, 2009 — Unrealized mark-to-market net gains totaling $1.277 billion included:

•

$1.260 billion in net gains related to hedge positions, which includes $1.719 billion in net gains from changes in fair value, driven by the impact of lower forward natural gas prices on the value of positions in the long-term hedging program, and $459 million in net losses that represent reversals of previously recorded net gains on positions settled in the period, and

•

$17 million in net gains related to trading positions, which includes $22 million in net gains from changes in fair value and $5 million in net losses that represent reversals of previously recorded net gains on positions settled in the period.

Realized net gains totaling $459 million included:

•	$449 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, and

•	$10 million in net gains related to trading positions.

Year Ended December 31, 2008 — Unrealized mark-to-market net gains totaling $2.281 billion included:

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

Realized net losses totaling $97 million included:

•	$177 million in net losses related to hedge positions that primarily offset hedged electricity revenues and fuel and purchased power costs recognized in the period, and

•	$80 million in net gains related to trading positions.

Unrealized gains and losses that are related to physically settled derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $52 million in net losses in 2009 and $48 million in net gains in 2008.

Operating costs increased $16 million, or 2%, to $693 million in 2009 driven by $28 million in costs related to the new lignite-fueled generation facilities. The change also reflected $19 million in higher maintenance costs incurred during planned and unplanned lignite-fueled generation unit outages in 2009 that was more than offset by the $31 million effect of two planned nuclear generation unit outages in 2008 as compared to one in 2009.

Depreciation and amortization increased $80 million, or 7%, to $1.172 billion in 2009. The increase was driven by $39 million in higher amortization expense related to the intangible asset representing retail customer relationships recorded in purchase accounting and $24 million due to the placement in service of two new generation units and related mining assets. Increased lignite generation unit depreciation as a result of normal capital additions as well as adjustments to useful lives of components was partially offset by lower natural gas generation unit depreciation resulting from an impairment in 2008.

SG&A expenses increased $61 million, or 9%, to $741 million in 2009. The increase reflected $36 million in higher retail bad debt expense, reflecting higher delinquencies due to delays in final bills and disconnects resulting from a system conversion, customer losses and general economic conditions. The increase also reflected higher employee related expenses, the implementation of a new retail customer information management system and the transition of certain previously outsourced customer operations, partially offset by $13 million in lower fees associated with the sale of receivables program.

See Note 3 to Financial Statements for discussion of the impairments of goodwill of $70 million in 2009 and $8.0 billion in 2008.

Other income totaled $59 million in 2009 and $35 million in 2008. The 2009 amount included a $23 million reversal of a use tax accrual, an $11 million reversal of exit liabilities recorded in connection with the termination of outsourcing arrangements (see Notes 2 and 17 to Financial Statements), a $6 million fee received related to an interest rate swap/commodity hedge derivative agreement, $5 million in royalty income and $5 million in sales/use tax refunds. The 2008 amount included an insurance recovery of $21 million and $4 million in royalty income. See Note 8 to Financial Statements for more details.

Other deductions totaled $63 million in 2009 and $1.263 billion in 2008. The 2009 amount included $34 million in charges for the impairment of land expected to be sold within the next 12 months, $7 million in charges for severance and other individually immaterial miscellaneous expenses. The 2008 amount included $501 million in impairment charges related to NOx and SO2 environmental allowances intangible assets and $481 million related to trade name intangible assets, both discussed in Note 3 to Financial Statements, $229 million in impairment charges related to the natural gas-fueled generation facilities discussed in Note 5 to Financial Statements and $26 million in charges to reserve for net receivables (excluding termination related costs) from terminated hedging transactions with subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. See Note 8 to Financial Statements for more details.

Interest expense and related charges decreased $2.066 billion, or 49%, to $2.121 billion in 2009. The decrease reflected a $696 million unrealized mark-to-market net gain related to interest rate swaps in 2009 compared to a $1.477 billion net loss in 2008, partially offset by $117 million in increased noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges in August 2008.

Income tax expense totaled $351 million in 2009 compared to an income tax benefit totaling $504 million in 2008. Excluding the impacts of the goodwill impairment of $70 million in 2009 and $8.0 billion in 2008, the effective income tax rate was 37.5% in 2009 and 32.7% in 2008. (These nondeductible charges distort the comparison; therefore, they have been excluded for purposes of a more meaningful discussion.) The increase in the rate reflects the effect of interest accrued for uncertain tax positions, which increased the rate on income in 2009 and decreased the rate on a loss in 2008.

After-tax results improved $9.554 billion to net income of $515 million in 2009, reflecting the 2008 impairment of goodwill, the 2008 impairment charges reported in other deductions and the change in unrealized mark-to-market values of interest rate swaps reported in interest expense, partially offset by lower net gains from commodity hedging and trading activities driven by lower unrealized mark-to-market net gains.

Financial Results — Three Months Ended December 31, 2008 Compared to Successor Period from October 11, 2007 through December 31, 2007

Operating revenues increased $308 million, or 18%, to $1.979 billion in 2008.

Retail electricity revenues increased $225 million, or 20%, to $1.367 billion in 2008 and reflected the following:

•	The increase in retail electricity revenues was largely due to $186 million in revenues attributable to the ten fewer days in the 2007 period.

•

Higher average pricing in all markets contributed to the revenue increase, with residential rates increasing an average of 7%, and higher average rates in the business markets reflecting a change in customer mix in the large business market.

•

The effect of higher retail pricing was partially offset by the effect of a 6% decline in total retail sales volumes driven by the business markets. The lower sales volumes in the business markets reflected a decline in commercial and industrial activity due to economic conditions.

•	Total retail electricity customer counts at December 31, 2008 increased 2% from December 31, 2007, driven by a 3% increase in residential customers.

Wholesale electricity revenues increased $27 million, or 5%, to $532 million in 2008. The increase in wholesale electricity revenues reflected $66 million in revenues attributable to the ten fewer days in the 2007 period. The change also reflected lower wholesale electricity prices driven by lower natural gas prices.

The change in operating revenues also reflected a $29 million decrease in amortization of intangible assets arising in purchase accounting.

Fuel, purchased power costs and delivery fees increased $102 million, or 12%, to $954 million in 2008. The increase was largely due to $123 million in costs attributable to the ten fewer days in the 2007 period.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities for the three months ended December 31, 2008 and the Successor period from October 11, 2007 through December 31, 2007:

Three Months Ended December 31, 2008 — Net gain totaling $2.432 billion included:

•	Unrealized mark-to-market net gains of $2.586 billion, substantially all of which related to commodity hedge positions and

•

Realized net losses totaling $154 million, including $101 million in net losses related to commodity hedge positions that primarily offset hedged electricity revenues recognized in the period and $53 million in net losses related to trading positions.

Period from October 11 through December 31, 2007 — Net losses totaling $1.492 billion included:

•	Unrealized mark-to-market net losses of $1.556 billion, substantially all of which related to commodity hedge positions and

•

Realized net gains totaling $64 million consisting primarily of net gains related to commodity hedge positions that offset hedged electricity revenues and fuel and purchased power costs recognized in the period.

Operating costs increased $52 million, or 42%, to $176 million in 2008. The increase was partially due to $20 million in costs attributable to the ten fewer days in the 2007 period. The increase in operating costs also reflects higher maintenance costs related to the timing and scope of planned and unplanned outages in baseload generation facilities, higher staffing and benefits costs and expenses associated with operational readiness of the generation units under construction.

Depreciation and amortization decreased $50 million, or 16%, to $265 million in 2008. The decrease in depreciation and amortization reflected lower amortization expense related to the intangible value of customer relationships, partially offset by incremental depreciation expense from stepped-up property, plant and equipment values, both related to purchase accounting and $8 million in expense attributable to the ten fewer days in the 2007 period.

SG&A expenses increased $32 million, or 21%, to $185 million in 2008. The increase was partially due to $13 million in expenses attributable to the ten fewer days in the 2007 period. The increase in SG&A expenses also reflected higher bad debt expense due in part to the effects of Hurricane Ike and higher salaries and contractor costs to support customer growth initiatives and computer system enhancements, net of a decrease in fees associated with the sale of accounts receivable program and lower advertising-related costs.

See Note 3 to Financial Statements for discussion of the $8.0 billion goodwill impairment charge recorded in the fourth quarter of 2008.

Other income totaled $27 million in 2008 and $2 million in 2007. Other income in 2008 included a $21 million insurance recovery for damages to certain mining equipment. Other deductions totaled $713 million in 2008 and $5 million in 2007. Other deductions in 2008 included a charge of $481 million for the impairment of a trade name intangible asset (see Note 3 to Financial Statements) and a $229 million charge to write down the natural gas-fueled generation facilities to fair value (see Note 5 to Financial Statements).

Interest income increased $6 million to $15 million in 2008 reflecting higher average balances of notes/advances to parent.

Interest expense and related charges increased $1.579 billion to $2.231 billion in 2008. The increase was driven by an unrealized mark-to-market net loss on interest rate swaps of $1.512 billion.

Income tax benefit on a pre-tax loss for 2008 totaled $10 million compared to a $675 million income tax benefit on pre-tax loss in 2007. Excluding the impact of the $8.0 billion goodwill impairment, the effective rate on a pretax loss was 9.3% in 2008 compared to 34.8% in 2007. (This nondeductible charge distorts the comparison; therefore, it has been excluded for purposes of a more meaningful discussion.) The decrease in the rate is driven by the unfavorable impact of tax provision adjustments recorded in 2008 on a small pretax loss.

After-tax results declined by $6.831 billion to a loss of $8.097 billion driven by impairment charges related to goodwill, the trade name intangible asset and the natural gas-fueled generation facilities and the unrealized mark-to-market net losses on interest rate swaps, partially offset by the change in unrealized mark-to-market values of commodity hedge positions in the long-term hedging program.

Financial Results — Nine Months Ended September 30, 2008 Compared to Predecessor Period from January 1, 2007 through October 10, 2007

Operating revenues increased $925 million, or 13%, to $7.809 billion in 2008.

Wholesale electricity revenues increased $1.160 billion, or 71%. A 40% increase in average wholesale electricity prices driven by higher natural gas prices contributed $797 million to revenue growth and a 27% increase in sales volumes contributed $429 million. The rise in natural gas prices reflected the overall trend of higher energy prices and increased demand in natural gas-fueled generation due to warmer weather in 2008. Higher wholesale sales and purchase volumes reflected several factors, including increased demand (due to warmer weather), baseload plant outages and congestion, as well as increased near-term bilateral power contracting activity due in part to increased demand and market volatility in 2008. The higher natural gas prices also contributed to the increase in fuel and purchased power costs. The increase in wholesale electricity revenues and sales volumes was partially offset by $66 million in revenues attributable to the ten additional days in the 2007 period.

The $53 million, or 1%, decrease in retail electricity revenues reflected the following:

•	The ten additional days in the 2007 period contributed $186 million to the decrease in retail electricity revenues.

•

The decrease in retail electricity revenues was partially offset by a 2% increase in retail sales volumes that increased revenues by $107 million. Residential volumes increased 4% reflecting the effects of warmer than normal weather in 2008 combined with the cooler than normal weather experienced in 2007 and a 4% increase in residential customer counts. Business and other customer volumes were comparable with 2007.

•

The decrease in retail electricity revenues was also partially offset by higher average pricing that increased revenues by $26 million. Higher average retail pricing reflected higher prices in the business markets driven by higher natural gas prices, partially offset by an approximate $108 million effect of lower pricing in the residential customer market. Lower residential pricing reflected the effect of a 6% price discount in March 2007, an additional 4% price discount in June 2007 and another 5% price discount in October 2007 to those residential customers in Oncor’s service territory with month-to-month service plans and a rate equivalent to the former price-to-beat.

Comparisons of wholesale balancing activity, reported net, are generally not meaningful because the activity represents intraday purchases and sales transactions with ERCOT for real-time balancing purposes, as measured in 15-minute intervals, which are highly variable. The relatively large amount in 2008 reflects weather-driven volatility, generation facility outages and congestion effects.

Other operating revenues increased $46 million, or 19%, to $293 million primarily due to higher retail natural gas revenues reflecting increased prices, the effect of which was partially offset by $11 million in revenues attributable to the ten additional days in the 2007 period.

Fuel, purchased power costs and delivery fees increased $1.437 billion, or 45%, to $4.646 billion. The increase was driven by higher purchased power costs, reflecting 28% growth in purchased power volumes as well as the effect of higher natural gas prices on wholesale power prices. The increase also reflected greater utilization of natural gas-fueled generation facilities to meet peak demand and a 56% increase in fuel costs per MWh in those facilities due to higher natural gas prices. Higher fuel costs also reflected higher usage and prices (including transportation costs) of purchased coal. The increase reflects $246 million of net expense recorded in the 2008 period representing amortization of the intangible net asset values of environmental credits, coal purchase contracts and power purchase agreements and the stepped-up value of nuclear fuel resulting from purchase accounting. Other cost increases included $101 million related primarily to congestion-related charges and $41 million in higher costs of natural gas for resale. The increase in fuel, purchased power costs and delivery fees was partially offset by $123 million in costs attributable to the ten additional days in the 2007 period.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities for the nine months ended September 30, 2008 and the Predecessor period from January 1, 2007 through October 10, 2007, which totaled $248 million and $554 million in net losses, respectively:

Nine Months Ended September 30, 2008 — Unrealized mark-to-market net losses totaling $305 million include:

•

$250 million in net losses related to hedge positions, which includes $248 million in net losses from changes in fair value and $2 million in net losses that represent reversals of previously recorded fair values of positions settled in the period;

•	$69 million in “day one” net losses related to large hedge positions (see Note 15 to Financial Statements), and

•

$13 million in net gains related to trading positions, which includes $79 million in net gains from changes in fair value and $66 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $57 million include:

•	$76 million in net losses related to hedge positions that primarily offset hedged electricity revenues recognized in the period, and

•	$133 million in net gains related to trading positions.

Period from January 1, 2007 through October 10, 2007 — Unrealized mark-to-market net losses totaling $722 million include:

•

$566 million in net losses related to hedge positions, which includes $528 million in net losses from changes in fair value and $38 million in net losses that represent reversals of previously recorded fair values of positions settled in the period;

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

Operating costs increased $30 million, or 6%, to $501 million in 2008. The increase reflects $36 million in higher maintenance costs related to the timing and scope of planned and unplanned outages in baseload generation facilities, $11 million in costs related to combustion turbines now being operated for EFC Holdings’ own benefit, $10 million in higher property taxes and $5 million of expenses associated with operational readiness of the generation units under construction, partially offset by $7 million in costs in 2007 for utilization of SO2 credits for the lignite/coal-fueled generation plants and $3 million in individually insignificant items. The increase in operating costs was partially offset by $20 million in costs attributable to the ten additional days in the 2007 period.

Depreciation and amortization increased $574 million to $827 million. The increase includes $502 million of incremental depreciation expense from stepped-up property, plant and equipment values and $38 million in incremental amortization expense related to the intangible value of customer relationships, both resulting from the effects of purchase accounting. The remaining increase primarily reflects normal additions and replacements of equipment in generation operations. The increase in depreciation and amortization was partially offset by $8 million in costs attributable to the ten additional days in the 2007 period.

SG&A expenses increased $43 million, or 10%, to $495 million in 2008. The increase reflects:

•

$26 million in higher expenses in the retail operations, primarily increased employees and labor costs to support customer growth initiatives and increased marketing and computer systems enhancement costs, net of a $6 million decrease in fees associated with the sale of accounts receivable program;

•

$14 million in higher salaries in generation operations driven by construction development and reflecting the transfer of employees to Luminant who were previously assigned to generation plants being developed by other EFH Corp. subsidiaries, and

•	$16 million in higher retail customer bad debt expense

partially offset by $13 million in expenses attributable to the ten additional days in the 2007 period.

Other income totaled $8 million in 2008 and $59 million in 2007. The 2007 amount includes $35 million of amortization of a deferred gain on sale of a business that was eliminated in purchase accounting. The 2007 amount also includes $7 million of royalty income and $6 million in penalties received due to nonperformance under a coal transportation agreement. Other income totaling $4 million in 2007 was attributable to the ten additional days in the period.

Other deductions totaled $550 million in 2008 and a net credit of $20 million in 2007. The 2008 amount includes $501 million in impairment charges related to NOx and SO2 environmental allowances intangible assets discussed in Note 3 to Financial Statements and $26 million in charges to reserve for net receivables (excluding termination related costs) from terminated hedging transactions with subsidiaries of Lehman Brothers Holdings Inc., which has filed for protection under Chapter 11 of the US Bankruptcy Code. The 2007 amount includes a $48 million reduction in the liability previously recorded for leases related to gas-fueled combustion turbines that EFC Holdings had ceased operating for its own benefit and a $10 million charge related to the termination of a railcar operating lease. See Note 8 to Financial Statements for more details.

Interest income decreased $268 million, or 86%, to $44 million in 2008 reflecting lower average balances of notes/advances to parent. The ten additional days in the 2007 period contributed $12 million to the decrease.

Interest expense and related charges increased $1.628 billion to $1.957 billion in 2008. The increase reflects $1.324 billion due to higher average borrowings, driven by the Merger-related financings, and $501 million due to higher average interest rates, including a $36 million mark-to-market gain related to interest rate swaps and $12 million of amortization of debt fair value discount resulting from purchase accounting, partially offset by $183 million in increased capitalized interest. The increase was also net of $14 million in additional interest in the 2007 period attributable to the ten additional days in the period.

Income tax benefit on a pretax loss totaled $493 million in 2008 and income tax expense on pretax income totaled $618 million in 2007. The 2007 amount includes a deferred tax benefit of $35 million related to an amendment of the Texas margin tax by the Texas legislature. Excluding the effect of this 2007 item, the effective income tax rates were 34.3% on a loss in 2008 compared to 33.9% on income in 2007. (The deferred tax benefit in 2007 distorts the comparison; therefore, it has been excluded for purposes of a more meaningful discussion.) The increase in the effective tax rate is due to lower lignite depletion benefit in 2008, partially offset by the effect of the Texas margin tax under which interest expense is not deductible.

Net income (loss) decreased $2.249 billion to a net loss of $943 million in 2008 driven by higher net interest expense, the impairment of environmental allowances intangible assets and the effects of purchase accounting, partially offset by the decrease in net unrealized mark-to-market losses on positions in the long-term hedging program.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the periods presented. The net changes in these assets and liabilities, excluding “fair value adjustments”, “other activity” and “reclassification” as described below, represent the pretax effect on earnings of positions in the commodity contract portfolio that are marked-to-market in net income (see Note 15 to Financial Statements). The portfolio consists primarily of economic hedges but also includes trading positions.

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 11, 2007 through December 31, 2007	January 1, 2007 through October 10, 2007
Commodity contract net asset (liability) at beginning of period	$430	$(1,917)	$(920)	$(23)
Settlements of positions (a)	(518)	39	(87)	(55)
Changes in fair value (b)	1,741	2,294	(1,469)	(757)
Fair value adjustments at Merger closing date (c)	—	—	144	—
Reclassification at Merger closing date (d)	—	—	400	—
Other activity (e)	65	14	15	(85)

Commodity contract net asset (liability) at end of period (f)	$1,718	$430	$(1,917)	$(920)

(a)	Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period).
(b)	Represents unrealized gains and losses recognized, primarily related to positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”). Includes gains and losses recorded at contract inception dates (see Note 15 to the Financial Statements).
(c)	Represents purchase accounting adjustments arising primarily from the adoption of fair value accounting (largely nonperformance risk effect).
(d)	Represents reclassification of fair values of derivatives previously accounted for as cash flow hedges.
(e)	These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold and physical natural gas exchange transactions. Activity in 2009 included $36 million for the net payment of option premiums, $29 million in natural gas provided under physical gas exchange transactions and $18 million in amortization of derivative liabilities related to settlement of certain multi-year power sales agreements (see Note 15 to Financial Statements), partially offset by $18 million for expired option premiums. Activity in the 2007 Predecessor period included $257 million (net of amounts settled of $7 million) in liabilities related to certain power sales agreements, net of a $102 million payment related to a structured economic hedge transaction in the long-term hedging program and $64 million in natural gas provided under physical gas exchange transactions.
(f)	2009 amount excludes $4 million in net derivative liabilities related to cash flow hedge positions not marked-to-market in net income.

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

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	October 11, 2007 through December 31, 2007	January 1, 2007 through October 10, 2007
Unrealized gains (losses) related to contracts marked-to-market	$1,223	$2,333	$(1,556)	$(812)
Ineffectiveness gains (losses) related to cash flow hedges	2	(4)	—	90

Total unrealized gains (losses) related to commodity contracts	$1,225	$2,329	$(1,556)	$(722)

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values under mark-to-market accounting as of December 31, 2009, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset at December 31, 2009
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(63)	$(92)	$—	$—	$(155)
Prices provided by other external sources	745	904	143	—	1,792
Prices based on models	39	(7)	227	(178)	81

Total	$721	$805	$370	$(178)	$1,718

Percentage of total fair value	42%	47%	21%	(10)%	100%

The “prices actively quoted” category reflects only exchange traded contracts for which active quotes are readily available. The “prices provided by other external sources” category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT that are deemed active markets (excluding the West zone) generally extend through 2012 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 13 to Financial Statements for fair value disclosures and discussion of fair value measurements.

COMPREHENSIVE INCOME

Cash flow hedge activity reported in other comprehensive income included (all amounts after-tax):

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period From January 1, 2007 through October 10, 2007
Net increase (decrease) in fair value of cash flow hedges:
Commodities	$(20)	$(8)	$5	$(288)
Financing – interest rate swaps	—	(173)	(182)	—

	(20)	(181)	(177)	(288)

Derivative value net losses (gains) reported in net income that relate to hedged transactions recognized in the period:
Commodities	11	11	—	(95)
Financing – interest rate swaps	118	111	—	6

	129	122	—	(89)

Total income (loss) effect of cash flow hedges reported in other comprehensive income	$109	$(59)	$(177)	$(377)

All amounts included in accumulated other comprehensive income as of October 10, 2007, which totaled $53 million in net gains, were eliminated as part of purchase accounting.

EFC Holdings has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices. Amounts in accumulated other comprehensive income include the value of dedesignated and terminated cash flow hedges at the time of such dedesignation/termination, less amounts reclassified to earnings as the original hedged transactions are recognized, unless the hedged transactions become probable of not occurring. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings. Also see Note 15 to Financial Statements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Cash flows from operating, financing and investing activities included:

	Successor					Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Three Months Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Nine Months Ended September 30, 2008	Period From January 1, 2007 through October 10, 2007
Cash flows — operating activities
Net income (loss)	$515	$(9,039)	$(8,097)	$(1,266)	$(943)	$1,306
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,581	1,549	387	444	1,162	306
Deferred income tax expense (benefit) - net	324	(377)	11	(453)	(388)	(68)
Impairment charges	104	9,211	8,710	—	501	—
Unrealized net losses (gains) from mark-to-market valuations of commodity positions	(1,225)	(2,329)	(2,550)	1,556	221	722
Unrealized net losses from mark-to-market valuations of interest rate swaps	(696)	1,477	1,512	—	(36)	—
Noncash interest expense related to pushed down debt of Parent	265	251	125	24	126	—
Increase in Toggle Notes in lieu of cash interest	202	—	—	—	—	—
Other, net	273	169	53	19	118	(18)
Changes in operating assets and liabilities (including margin deposits)	41	745	641	(572)	104	(1,017)

Cash provided by (used in) operating activities	$1,384	$1,657	$792	$(248)	$865	$1,231

Cash flows — financing activities
Net issuances and (repayments and repurchases) of borrowings, including premiums and discounts	261	1,286	(1,620)	22,497	2,906	2,054
Decrease in income tax-related payable to Oncor	(35)	(34)	(9)	(9)	(25)	(24)
Distributions paid to parent	—	—	—	(21,000)	—	(1,135)
Contributions from noncontrolling interests	48	—	—	—	—	—
Other	5	37	4	—	33	—

Cash provided by (used in) financing activities	$279	$1,289	$(1,625)	$1,488	$2,914	$895

Cash flows — investing activities
Loans (to) from affiliates	$(822)	$(558)	$(177)	$(134)	$(381)	$114
Capital expenditures, including purchases of mining-related assets and nuclear fuel	(1,521)	(2,074)	(560)	(519)	(1,514)	(1,585)
Proceeds from TCEH senior secured letter of credit facility deposited with bank	115	—	—	(1,250)	—	—
Other	180	(50)	177	22	(227)	194

Cash used in investing activities	$(2,048)	$(2,682)	$(560)	$(1,881)	$(2,122)	$(1,277)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 — Cash provided by operating activities totaled $1.384 billion in 2009 compared to $1.657 billion in 2008. The $273 million decrease reflected:

•	a $347 million unfavorable change in net margin deposits received primarily due to the effects of forward natural gas prices on positions in the long-term hedging program and

•	a $267 million increase in cash income taxes paid,

partially offset by

•	a $253 million decrease in cash interest paid driven by the payment of approximately $202 million of interest with new notes instead of cash as discussed under “Toggle Notes Interest Election” below.

Three Months Ended December 31, 2008 Compared to Successor Period from October 11, 2007 through December 31, 2007 — Cash provided by operating activities totaled $792 million in the three months ended December 31, 2008 compared to cash used in operating activities of $248 million in the Successor period from October 11, 2007 through December 31, 2007. The $1.040 billion increase reflects a $1.445 billion favorable change in net margin deposits primarily due to the effect of lower forward natural gas prices on positions in the long-term hedging program and a $271 million favorable change in income taxes paid due to refund received in 2008, partially offset by a $595 million increase in cash interest payments.

Nine Months Ended September 30, 2008 Compared to Predecessor Period from January 1, 2007 through October 10, 2007 — Cash provided by operating activities totaled $865 million in the nine months ended September 30, 2008 compared to $1.231 billion in the Predecessor period from January 1, 2007 through October 10, 2007. The $366 million decrease reflected:

•	a $1.370 billion increase in cash interest paid resulting from increased Merger-related debt,

partially offset by,

•

a $333 million favorable change in margin deposits primarily due to the effect of lower forward natural gas prices on hedge positions. The majority of the margin deposits were funded by borrowings from the TCEH Commodity Collateral Posting Facility and

•	a $878 million decrease in cash income taxes paid to EFH Corp. reflecting payment in 2007 of 2006 taxes.

The decline in capital spending for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily reflected a decrease in spending related to the construction of new generation facilities, which is nearing completion.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $409 million, $457 million, $122 million, $129 million, $335 million and $53 million for the years ended December 31, 2009 and 2008, the three months ended December 31, 2008, the Successor period from October 11, 2007 through December 31, 2007, the nine months ended September 30, 2008 and the Predecessor period from January 1, 2007 through October 10, 2007, respectively. For the 2007 Predecessor period, this difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice. For the 2009, 2008 and 2007 Successor periods, this difference also represented amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs, other income and interest expense.

Debt Financing Activity — Long-term cash borrowings for the year ended December 31, 2009 totaled $522 million consisting of borrowings under the TCEH Delayed Draw Term Loan Facility to fund capital expenditures principally related to the construction of the new generation facilities. Cash retirements for the year ended December 31, 2009 totaled $279 million and included $165 million repaid under the TCEH Initial Term Loan Facility, $65 million repaid upon maturity of a TCEH promissory note, $9 million repaid under the TCEH Delayed Draw Term Loan Facility and other repayments totaling $40 million, principally related to capitalized leases. In addition, EFH Corp. issued $115 million principal amount of 9.75% Senior Secured Notes due in 2019 (EFH Corp. 9.75% Notes) in debt exchanges and EFH Corp. and Intermediate Holding acquired $181 million principal amount of EFH Corp. Senior Notes and $143 million of TCEH 10.25% Notes in the debt exchanges, the latter of which they are holding as an investment. As discussed in Note 10 to Financial Statements, the new EFH Corp. 9.75% Notes and the EFH Corp. Senior Notes are guaranteed by EFC Holdings and Intermediate Holding and are subject to push down accounting, so half of the new notes ($58 million principal amount) was pushed down to EFC Holdings, and half of the acquired notes ($91 million) were retired. These issuances do not include the $202 million of TCEH Toggle Notes and $154 million of EFH Corp. Toggle Notes pushed down to EFC Holdings that were issued in May and November 2009 in payment of accrued interest as discussed below under “Toggle Notes Interest Election.”

See Note 10 to Financial Statements for further detail of long-term debt and other financing arrangements.

EFC Holdings, its affiliates or its agents may from time to time purchase their outstanding debt securities for cash in open market purchases or privately negotiated transactions or pursuant to a Section 10b-5(1) plan, or they may refinance existing debt securities. EFC Holdings will evaluate any such transactions in light of market prices of the securities, taking into account liquidity requirements and prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. See Note 10 to Financial Statements for discussion of debt exchanges completed by EFH Corp. in November 2009.

Available Liquidity — The following table summarizes changes in available liquidity for the year ended December 31, 2009.

	Available Liquidity
	December 31, 2009	December 31, 2008	Change
Cash and cash equivalents	$94	$479	$(385)
Investments held in money market fund	—	142	(142)
TCEH Delayed Draw Term Loan Facility	—	522	(522)
TCEH Revolving Credit Facility (a)	1,721	1,767	(46)
TCEH Letter of Credit Facility	399	490	(91)

Subtotal	$2,214	$3,400	$(1,186)
Short-term investment (b)	65	—	65

Total liquidity (c)	$2,279	$3,400	$(1,121)

(a)	As of December 31, 2009 and 2008, the TCEH Revolving Credit Facility includes $141 million and $144 million, respectively, of commitments from the Lehman that are only available from the fronting banks and the swingline lender.
(b)	Represents $65 million in letters of credit posted related to certain interest rate swaps transactions. Under the related agreement, the collateral is to be returned no later than March 2010. See Note 15 to Financial Statements.
(c)	Pursuant to PUCT rules, TCEH is required to maintain available liquidity to assure adequate credit worthiness of TCEH’s REP subsidiaries, including the ability to return retail customer deposits, if necessary. As a result, at December 31, 2009, the total availability under the TCEH credit facilities should be further reduced by $228 million. See “Regulation and Rates — Certification of REPs.”

Note: Available liquidity above does not include the potential amounts available from exercising the payment-in-kind (PIK) option on the TCEH Toggle Notes, which for the remaining payment dates from May 2010 through November 2012, could avoid cash interest payments of approximately $650 million.

The $1.121 billion decrease in available liquidity, after taking into account the short-term investment, was driven by an $822 million increase in notes receivable from EFH Corp. as well as capital spending to construct the new generation facilities.

See Note 10 to Financial Statements for additional discussion of these credit facilities.

Toggle Notes Interest Election — EFH Corp. and TCEH have the option every six months at their discretion, ending with the payment due November 2012, to use the payment-in-kind (PIK) feature of their respective toggle notes in lieu of making cash interest payments. EFH Corp. and TCEH elected to use the PIK feature for the May 2009, November 2009 and May 2010 interest payments as an efficient and cost-effective method to further enhance liquidity, in light of the weaker economy and related lower electricity demand and the continuing uncertainty in the financial markets. Once EFH Corp. and/or TCEH make a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. and/or TCEH revoke the applicable election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time.

TCEH made its May and November 2009 interest payments and will make its May 2010 interest payment by using the PIK feature of its Toggle Notes. During the applicable interest periods, the interest rate on the notes is increased from 10.50% to 11.25%. TCEH increased the aggregate principal amount of the notes by approximately $98.5 million and $104 million in May and November 2009, respectively, and will further increase the aggregate principal amount of the notes by approximately $110 million in May 2010. The elections increased liquidity in 2009 by an amount equal to approximately $189 million and will further increase liquidity in May 2010 by an amount equal to approximately $103 million, with such amounts constituting the amount of cash interest that otherwise would have been payable on the notes. If paid in cash, the annual interest expense would increase by approximately $33 million, constituting the additional interest that would be payable with respect to the $312 million of additional principal amount.

Similarly, EFH Corp. made its May and November 2009 interest payments and will make its May 2010 interest payment by using the PIK feature of its Toggle Notes. During the applicable interest periods, the interest rate on the notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $150 million and $159 million in May and November 2009, respectively, and will further increase the aggregate principal amount of the notes by $168 million in May 2010. The elections increased liquidity in 2009 by an amount equal to approximately $290 million and will further increase liquidity in May 2010 by an amount equal to approximately $157 million, with such amounts constituting the amount of cash interest that otherwise would have been payable on the notes. If paid in cash, the annual interest expense would increase by approximately $54 million (50% of which relates to EFC Holdings due to push down), constituting the additional cash interest that would be payable with respect to the $477 million of additional principal amount. See Note 10 to Financial Statements for discussion of debt exchanges that resulted in redemption of portions of the outstanding principal of these notes.

Liquidity Needs, Including Capital Expenditures — Capital expenditures, including capitalized interest, for 2010 are expected to include:

•	$900 million for investments in generation facilities, including:

•	$700 million for major maintenance, primarily in existing generation operations;

•	$150 million related to the completion of the construction of a second generation unit and mine development at Oak Grove, and

•	$50 million for environmental expenditures related to existing generation units.

EFC Holdings expects cash flows from operations combined with availability under its credit facilities discussed in Note 10 to Financial Statements to provide sufficient liquidity to fund its current obligations, projected working capital requirements, any restructuring obligations and capital spending for a period that includes the next twelve months.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility, an uncapped senior secured revolving credit facility, funds the cash collateral posting requirements for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of this facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the TCEH Commodity Collateral Posting Facility, at December 31, 2009, more than 95% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral requirements for those hedging transactions. See Note 10 to Financial Statements for more information about this facility.

As of December 31, 2009, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$183 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $317 million posted as of December 31, 2008;

•

$516 million in cash has been received from counterparties, net of $4 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $402 million received, net of $122 million in cash posted, as of December 31, 2008;

•	$379 million in letters of credit have been posted with counterparties, as compared to $342 million posted as of December 31, 2008, and

•	$44 million in letters of credit have been received from counterparties, as compared to $30 million received as of December 31, 2008.

In addition, EFH Corp. (parent) elected to post cash collateral of $400 million in 2009 related to certain TCEH interest rate and commodity hedge transactions (see Note 15 to Financial Statements).

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. As of December 31, 2009, restricted cash collateral held totaled $1 million. See Note 21 to Financial Statements regarding restricted cash.

With the long-term hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. As of December 31, 2009, approximately 600 million MMBtu of positions related to the long-term hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped TCEH Commodity Collateral Posting Facility supports the collateral posting requirements related to these transactions.

Interest Rate Swap Transactions — See Note 10 to Financial Statements for TCEH interest rate swaps entered into as of December 31, 2009.

Sale of Accounts Receivable — TXU Energy participates in an accounts receivable securitization program, the activity under which is accounted for as a sale of accounts receivable in accordance with transfers and servicing accounting standards. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $383 million and $416 million at December 31, 2009 and 2008, respectively. See Note 1 to Financial Statements for discussion of a new accounting standard that is expected to require consolidation of this program and Note 9 to Financial Statements for a more complete description of the program including the impact of the program on the financial statements for the periods presented and the contingencies that could result in termination of the program and a reduction of liquidity should the underlying financing be settled.

Capitalization — EFC Holdings’ capitalization ratios consisted of 115.1% and 118.8% long-term debt, less amounts due currently, and (15.3)% and (18.8)% common stock equity, at December 31, 2009 and 2008, respectively. Total debt to capitalization, including short-term debt, was 114.5% and 118.0% at December 31, 2009 and 2008, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain of EFC Holdings’ financing arrangements contain maintenance covenants with respect to leverage ratios and/or minimum net worth. As of December 31, 2009, EFC Holdings was in compliance with all such maintenance covenants.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities and the indentures governing substantially all of the debt EFC Holdings has issued in connection with and subsequent to the Merger contain covenants that could have a material impact on the liquidity and operations of EFC Holdings and its subsidiaries.

Adjusted EBITDA (as used in the maintenance covenant contained in the TCEH Senior Secured Facilities) for the year ended December 31, 2009 totaled $3.634 billion for TCEH. See Exhibit 99(b) and 99(c) for a reconciliation of net income to Adjusted EBITDA for TCEH and EFH Corp., respectively, for the years ended December 31, 2009 and 2008.

The following table summarizes TCEH’s secured debt to adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp. and TCEH that are applicable under certain other covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the EFH Corp. Senior Notes, and the EFH Corp. 9.75% Notes as of December 31, 2009 and 2008 and the corresponding maintenance and other covenant threshold levels as of December 31, 2009:

	December 31, 2009	December 31, 2008	Threshold Level as of December 31, 2009
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to adjusted EBITDA ratio	4.76 to 1.00	4.77 to 1.00	Must not exceed 7.25 to 1.00 (a)

Debt Incurrence Covenants:
EFH Corp. Senior Notes:
EFH Corp. fixed charge coverage ratio	1.2 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
EFH Corp. 9.75% Notes:
EFH Corp. fixed charge coverage ratio	1.2 to 1.0	N/A	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	N/A	At least 2.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.3 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.4 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.2 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.4 to 1.0	6.9 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. 9.75% Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.4 to 1.0	N/A	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (b)	1.2 to 1.0	N/A	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.4 to 1.0	N/A	Equal to or less than 7.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to adjusted EBITDA ratio	8.4 to 1.0	8.7 to 1.0	At least 6.5 to 1.0

(a)	Threshold level decreases to a maximum of 7.00 to 1.00 effective March 31, 2010 and to a maximum of 6.75 to 1.00 effective December 31, 2010. Calculation excludes debt that ranks junior to the TCEH Senior Secured Facilities.
(b)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.

Credit Ratings — The issuer credit ratings as of January 31, 2010 for EFC Holdings and its subsidiaries are B-, Caa1 and B by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain of EFC Holdings’ debt securities. The credit ratings assigned for debt securities issued by EFC Holdings and certain of its subsidiaries and by EFH Corp. that are guaranteed by EFC Holdings as of January 31, 2010 are presented below:

	S&P	Moody’s	Fitch
EFH Corp. (Senior Secured) (a)	B+	Caa3	B+
EFH Corp. (Senior Unsecured) (b)	B-	Caa3	B
EFC Holdings (Senior Unsecured)	CCC	Caa3	CCC
TCEH (Senior Secured)	B+	B1	BB
TCEH (Senior Unsecured) (c)	CCC	Caa2	B
TCEH (Unsecured)	CCC	Caa3	CCC

(a)	EFH Corp. 9.75% Notes.
(b)	EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes.
(c)	TCEH 10.25% Notes and TCEH Toggle Notes.

In November 2009, the credit rating agencies announced certain rating actions shortly after completion of the EFH Corp. debt exchange transaction discussed in Note 10 to Financial Statements. S&P restored its corporate issuer ratings of EFH Corp., EFC Holdings and TCEH with multi-notch upgrades to B- from SD and maintained a negative outlook. Also, S&P established a B+ rating for the new EFH Corp. 9.75% Notes, and it completed multi-notch upgrades from ratings of D for issuances subject to the exchange. Previously, in accordance with its “distressed exchange” policy, S&P downgraded the corporate issuer ratings of EFH Corp., EFC Holdings and TCEH to SD from CC and downgraded ratings of issuances subject to the exchange to D from CC. Moody’s affirmed its Caa1 corporate family rating and negative outlook for EFH Corp. and TCEH but upgraded its probability of default rating to Caa2 from Ca as it determined that the final transaction results did not represent a “distressed exchange.” In addition, Moody’s established Caa3 ratings for the new EFH Corp. 9.75% Notes and completed upgrades of certain securities due to results of the exchange. Fitch established a rating of B+ on the new EFH Corp. 9.75% Notes resulting from the exchange and downgraded its ratings of the EFH Corp. 10.875% and Toggle Notes by one notch to B from B+. Additionally, Fitch affirmed its ratings and outlook for EFH Corp., EFC Holdings and TCEH.

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of December 31, 2009, counterparties to those contracts could have required TCEH to post up to an aggregate of $41 million in additional collateral. This amount largely represents the below market terms of these contracts as of December 31, 2009; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. As of December 31, 2009, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $29 million, with $15 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of December 31, 2009, TCEH maintained availability under its credit facilities of approximately $228 million. See “Regulation and Rates — Certification of REPs.”

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

ERCOT also has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $43 million as of December 31, 2009 (which is subject to weekly adjustments based on settlement activity with ERCOT).

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH is required to post a letter of credit in an amount equal to $170 million to secure its payment obligations to Oncor if two or more rating agencies downgrade Oncor’s credit ratings below investment grade.

Other arrangements of EFC Holdings and its subsidiaries, including the accounts receivable securitization program (see Note 9 to Financial Statements) and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the relevant credit ratings.

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the sale of receivables program and hedging obligations, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($22.357 billion at December 31, 2009) under such facilities.

The indenture governing the TCEH Senior Notes contains a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of TCEH or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the TCEH Senior Notes.

Under the terms of a TCEH rail car lease, which had approximately $47 million in remaining lease payments as of December 31, 2009 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of a TCEH rail car lease, which had approximately $53 million in remaining lease payments as of December 31, 2009 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

The indentures governing the EFH Corp. Senior Notes, 9.75% and 10% Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Notes, 9.75% and 10% Notes.

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

In the event of a default by TCEH relating to indebtedness in an amount equal to or greater than $200 million that results in the acceleration of such debt, then each counterparty under TCEH’s interest rate swap agreements with an aggregate derivative liability of $1.21 billion at December 31, 2009 would have the right to terminate its interest rate swap agreement with TCEH and require all outstanding obligations under such agreement to be settled.

Other arrangements, including leases, have cross default provisions, the triggering of which would not be expected to result in a significant effect on liquidity.

Long-Term Contractual Obligations and Commitments — The following table summarizes EFC Holdings’ contractual cash obligations as of December 31, 2009 (see Note 10 to Financial Statements for additional disclosures regarding these long-term debt and noncancellable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt — principal (a)	$226	$874	$20,915	$10,417	$32,432
Long-term debt — interest (b)	2,383	5,005	4,403	2,609	14,400
Operating and capital leases (c)	122	114	99	319	654
Obligations under commodity purchase and services agreements (d)	1,518	1,664	861	803	4,846

Total contractual cash obligations	$4,249	$7,657	$26,278	$14,148	$52,332

(a)	Excludes capital lease obligations, unamortized discounts and fair value premiums and discounts related to purchase accounting. Also excludes $194 million of additional principal amount of notes to be issued in May 2010 and due in 2016 and 2017, reflecting the election of the PIK feature on toggle notes as discussed above under “Toggle Notes Interest Election.” More than five years period includes $2.371 billion of EFH Corp. notes pushed down to EFC Holdings (See Note 10 to Financial Statements.)
(b)	Includes net amounts payable under interest rate swaps. Variable interest payments and net amounts payable under interest rate swaps are calculated based on interest rates in effect at December 31, 2009.
(c)	Includes short-term noncancellable leases.
(d)	Includes capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear-related outsourcing and other purchase commitments. Amounts presented for variable priced contracts assumed the year-end 2009 price remained in effect for all periods except where contractual price adjustment or index-based prices were specified.

The following are not included in the table above:

•	contracts between affiliated entities and intercompany debt;

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancellable without payment of a substantial cancellation penalty;

•	employment contracts with management;

•	estimated funding of the pension plan totaling less than $1 million in 2010 and approximately $30 million for the 2010 to 2014 period, and

•	liabilities related to uncertain tax positions totaling $903 million discussed in Note 6 to Financial Statements as the ultimate timing of payment is not known.

Guarantees — See Note 11 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

See discussion above regarding sales of accounts receivable under “Financial Condition — Liquidity and Capital Resources” and in Note 9 to Financial Statements.

Also see Note 11 to Financial Statements regarding guarantees.

COMMITMENTS AND CONTINGENCIES

See Note 11 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Investigations and Reviews

See Note 11 to Financial Statements.

Certification of REPs

In April 2009, the PUCT finalized a rule relating to the Certification of Retail Electric Providers. The rule strengthens the certification requirements for REPs in order to better protect customers, transmission and distribution utilities (TDUs), and other REPs from the potential insolvency of REPs. The rule, among other things, increases creditworthiness and financial reporting requirements for REPs and provides additional customer protection requirements and regulatory asset consideration for TDU bad debt expenses. Under the rule, REPs are required to amend their certifications, including the manner in which they meet financial requirements, by May 21, 2010. TXU Energy plans to file its amended certification no later than the first quarter 2010. Under the new financial requirements, which will be effective upon approval of the amended certification, the amount of available liquidity required to be maintained by TCEH would have been reduced from $228 million as of December 31, 2009 to approximately $83 million as a result of no longer having to reserve liquidity for payments related to TDUs.

FERC Infrastructure Protection Standards

In September 2009, the FERC issued an order approving a revised set of mandatory NERC standards for critical infrastructure protection (CIP). These standards are designed to protect the nation’s bulk power system against potential disruptions from cyber security breaches. The mandatory reliability standards require certain users, owners and operators of the bulk power system to establish policies, plans and procedures to safeguard physical and electronic access to control systems, to train personnel on security matters, to report security incidents, and to be prepared to recover from a cyber incident. Luminant was compliant at December 31, 2009 and is expected to achieve “Auditable Compliance” by year-end 2010 in accordance with the NERC CIP implementation schedule.

Wholesale Market Design — Nodal Market

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

ERCOT imposes a surcharge on all Qualified Scheduling Entities in the ERCOT market (including subsidiaries of TCEH) for the purpose of financing 38% of ERCOT’s expected nodal implementation costs. In November 2008, ERCOT filed a request with the PUCT for approval of an interim increase in the nodal surcharge from $0.169 per MWh to $0.375 per MWh. In September 2009, the PUCT approved an increase in the nodal surcharge to $0.375 per MWh, effective January 1, 2010. At the approved $0.375 per MWh nodal surcharge, the annual surcharge to EFC Holdings will be an estimated $30 million to $35 million, which is reported in fuel, purchased power costs and delivery fees. The implementation of a nodal market is scheduled for December 2010. EFC Holdings cannot predict the ultimate impact of the proposed nodal wholesale market design on its operations or financial results.

Environmental Regulations

See discussion in Note 3 to Financial Statements regarding the invalidation of the EPA’s Clean Air Interstate Rule and the related impairment in 2008 of intangible assets representing NOx and SO2 emission allowances.

Sunset Review — PURA, the PUCT and the RRC will be subject to “sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT or the RRC), along with an evaluation of the advisability of any changes to the PUCT’s authorizing legislation (PURA). A Sunset staff report is scheduled to be issued in April 2010, and a Sunset public meeting is scheduled for May 2010. EFC Holdings cannot predict the outcome of the Sunset review process.

Summary

EFC Holdings cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter EFC Holdings’ basic financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that EFC Holdings may experience a loss in value as a result of changes in market conditions affecting factors such as commodity prices and interest rates, that may be experienced in the ordinary course of business. EFC Holdings’ exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as the volatility and liquidity of markets. Instruments used to manage this exposure include interest rate swaps to manage interest rate risk related to indebtedness, as well as exchange traded, over-the-counter contracts and other contractual arrangements to manage commodity price risk.

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

EFH Corp. has a corporate risk management organization that is headed by the Chief Financial Officer, who also functions as the Chief Risk Officer. The Chief Risk Officer, through his designees, enforces applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in EFC Holdings’ businesses.

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

A Monte Carlo simulation methodology is used to calculate VaR and is considered by management to be the most effective way to estimate changes in a portfolio’s value based on assumed market conditions for liquid markets. The use of this method requires a number of key assumptions, such as use of (i) an assumed confidence level; (ii) an assumed holding period (i.e., the time necessary for management action, such as to liquidate positions); and (iii) historical estimates of volatility and correlation data.

Trading VaR — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts entered into for trading purposes based on a 95% confidence level and an assumed holding period of five to 60 days.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Month-end average Trading VaR:	$4	$6
Month-end high Trading VaR:	$7	$15
Month-end low Trading VaR:	$2	$2

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Month-end average MtM VaR:	$1,050	$2,290
Month-end high MtM VaR:	$1,470	$3,549
Month-end low MtM VaR:	$638	$1,087

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

	Year Ended December 31, 2009	Year Ended December 31, 2008
Month-end average EaR:	$1,088	$2,300
Month-end high EaR:	$1,511	$3,916
Month-end low EaR:	$676	$1,069

The decreases in the risk measures (MtM VaR and EaR) above were primarily driven by lower natural gas prices in 2009.

Interest Rate Risk

The table below provides information concerning EFC Holdings’ financial instruments as of December 31, 2009 and 2008 that are sensitive to changes in interest rates, which include debt obligations and interest rate swaps. EFC Holdings has entered into interest rate swaps under which EFC Holdings has exchanged the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments under the TCEH Senior Secured Facilities. In addition, in connection with entering into certain interest rate basis swaps to further reduce fixed borrowing costs, EFC Holdings has changed the variable interest rate terms of certain debt from three-month LIBOR to one-month LIBOR, as discussed in Note 10 to Financial Statements. The weighted average interest rate presented is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts and fair value hedges are excluded from the table. See Note 10 to Financial Statements for a discussion of changes in debt obligations.

	Expected Maturity Date
	(millions of dollars, except percentages)						Successor
	2010	2011	2012	2013	2014	There- After	2009 Total Carrying Amount	2009 Total Fair Value	2008 Total Carrying Amount	2008 Total Fair Value
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$21	$439	$25	$84	$43	$10,212	$10,824	$8,422	$10,584	$6,838
Average interest rate	8.06%	5.82%	8.07%	7.13%	6.42%	10.45%	10.21%		9.94%
Variable rate debt amount	$205	$205	$205	$205	$20,583	$205	$21,608	$17,463	$21,261	$14,886
Average interest rate	3.74%	3.74%	3.74%	3.74%	3.74%	0.29%	3.71%		5.28%

Total debt	$226	$644	$230	$289	$20,626	$10,417	$32,432	$25,885	$31,845	$21,724

Debt swapped to fixed:
Amount	$500	$600	$2,600	$3,600	$9,000	$—	$16,300		$17,550
Average pay rate	7.43%	7.57%	7.99%	7.60%	8.18%	—	7.98%		8.00%
Average receive rate	3.74%	3.74%	3.74%	3.74%	3.74%	—	3.74%		5.88%
Variable basis swaps:
Amount	$3,600	$5,450	$7,200	$—	$—	$—	$16,250		$13,045
Average pay rate	0.32%	0.33%	0.33%	—	—	—	0.33%		2.48%
Average receive rate	0.24%	0.24%	0.24%	—	—	—	0.24%		2.00%

(a)	Reflects the remarketing date and not the maturity date for certain debt that is subject to mandatory tender for remarketing prior to maturity. See Note 10 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.

As of December 31, 2009, the potential reduction of annual pretax earnings due to a one percentage point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $42 million, taking into account the interest rate swaps discussed in Note 10 to Financial Statements.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. EFC Holdings maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies prescribe practices for evaluating a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty. EFC Holdings has processes for monitoring and managing credit exposure of its businesses including methodologies to analyze counterparties’ financial strength, measurement of current and potential future exposures and contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to assess overall credit exposure. This evaluation results in establishing exposure limits or collateral requirements for entering into an agreement with a counterparty that creates exposure. Additionally, EFC Holdings has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Prospective material adverse changes in the payment history or financial condition of a counterparty or downgrade of its credit quality result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — EFC Holdings’ gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions arising from hedging and trading activities totaled $2.303 billion at December 31, 2009. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of December 31, 2009 include $897 million in accounts receivable from the retail sale of electricity to residential and business customers. Cash deposits held as collateral for these receivables totaled $83 million at December 31, 2009. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale energy sales and purchases and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of December 31, 2009, the exposure to credit risk from these counterparties totaled $1.406 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $177 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $1.229 billion decreased approximately $434 million in the year ended December 31, 2009, driven by increased derivative asset/decreased derivative liability values due to the effect of changes in natural gas prices and interest rates on the values of EFC Holdings’ hedge positions.

Of this $1.229 billion net exposure, 99.7% is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and EFC Holdings’ internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of December 31, 2009 arising from wholesale energy sales and purchases and hedging and trading activities. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from hedging and trading activities after taking into consideration netting and setoff provisions within each contract and any master netting contracts with counterparties.

				Net Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,399	$174	$1,225	$812	$413	$—	$1,225
Noninvestment grade	7	3	4	4	—	—	4

Totals	$1,406	$177	$1,229	$816	$413	$—	$1,229

Investment grade	99.5%		99.7%
Noninvestment grade	0.5%		0.3%

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

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented 39%, 38% and 12% of the net $1.229 billion exposure. EFC Holdings views exposure to these counterparties to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating and the importance of EFC Holdings’ business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

With respect to credit risk related to the long-term hedging program, over 99% of the transaction volumes are with counterparties with an A credit rating or better. However, there is current and potential credit concentration risk related to the limited number of counterparties that comprise the substantial majority of the program with such counterparties being in the banking and financial sector. The transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of a material downgrade in the credit rating of the counterparties. An event of default by one or more hedge counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts are owed to the counterparties related to the commodity contracts or delays in receipts of expected settlements if the hedge counterparties owe amounts to EFC Holdings. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures describe above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFC Holdings contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFC Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of EFC Holdings’ business and operations (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should”, “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although EFC Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the following important factors, among others, that could cause EFC Holdings’ actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, FERC, the PUCT, the RRC, the NRC, the EPA and the TCEQ, with respect to, among other things:

•	allowed prices;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	operations of mines;

•	acquisitions and disposal of assets and facilities;

•	development, construction and operation of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies, including climate change initiatives;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the current recessionary environment;

•	EFC Holdings’ ability to attract and retain profitable customers;

•	EFC Holdings’ ability to profitably serve its customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the ERCOT electricity market;

•	EFC Holdings’ ability to effectively hedge against changes in commodity prices, market heat rates and interest rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US credit markets;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	financial restrictions placed on EFC Holdings by its credit facilities and indentures governing its debt instruments;

•	EFC Holdings’ ability to generate sufficient cash flow to make interest payments on its debt instruments;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to EFC Holdings’ financial instruments;

•	changes in technology used by and services offered by EFC Holdings;

•	changes in electricity transmission that allow additional electricity generation to compete with EFC Holdings’ generation assets;

•

significant changes in EFC Holdings’ relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB benefits, and future funding requirements related thereto;

•	changes in assumptions used to estimate future executive compensation payments;

•	hazards customary to the industry and the possibility that EFC Holdings may not have adequate insurance to cover losses resulting from such hazards;

•	significant changes in critical accounting policies;

•	actions by credit rating agencies;

•	EFC Holdings’ ability to effectively execute its operational strategy;

•	EFC Holdings’ ability to implement cost reduction initiatives, and

•

with respect to EFC Holdings’ lignite-fueled generation construction and development program, more specifically, EFC Holdings’ ability to fund such investments, changes in competitive market rules, adverse judicial rulings, changes in environmental laws or regulations, changes in electric generation and emissions control technologies, changes in projected demand for electricity, changes in wholesale electricity prices or energy commodity prices, transmission capacity and constraints, force majeure events and EFC Holdings’ ability to manage the significant construction, commissioning and start-up program to a timely conclusion with limited cost overruns.

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

INDUSTRY AND MARKET INFORMATION

The industry and market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources, including certain data published by ERCOT or the PUCT. EFC Holdings did not commission any of these publications or reports. Some data is also based on good faith estimates, which are derived from EFC Holdings’ review of internal surveys, as well as the independent sources listed above. Independent industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While EFC Holdings believes that each of these studies and publications is reliable, EFC Holdings has not independently verified such data and makes no representation as to the accuracy of such information. Forecasts are particularly likely to be inaccurate, especially over long periods of time, and EFC Holdings does not know what assumptions regarding general economic growth are used in preparing the forecasts included in this report. Similarly, while EFC Holdings believes that such internal and external research is reliable, it has not been verified by any independent sources, and EFC Holdings makes no assurances that the predictions contained therein are accurate.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Competitive Holdings Company

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Energy Future Competitive Holdings Company and subsidiaries (“EFC Holdings”) as of December 31, 2009 and 2008 (successor), and the related statements of consolidated income (loss), comprehensive income (loss), cash flows and equity for the years ended December 31, 2009 and 2008 (successor), the period from October 11, 2007 through December 31, 2007 (successor) and the period from January 1, 2007 through October 10, 2007 (predecessor). These financial statements are the responsibility of EFC Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Future Competitive Holdings Company and subsidiaries at December 31, 2009 and 2008 (successor), and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 (successor), the period from October 11, 2007 through December 31, 2007 (successor) and the period from January 1, 2007 through October 10, 2007 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, EFC Holdings is a wholly owned subsidiary of Energy Future Holdings Corp. (“EFH Corp.”), which was merged with Texas Energy Future Merger Sub Corp on October 10, 2007.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 18, 2010

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Millions of Dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Operating revenues	$7,911	$9,787	$1,671	$6,884
Fuel, purchased power costs and delivery fees	(3,934)	(5,600)	(852)	(3,209)
Net gain (loss) from commodity hedging and trading activities	1,736	2,184	(1,492)	(554)
Operating costs	(693)	(677)	(124)	(471)
Depreciation and amortization	(1,172)	(1,092)	(315)	(253)
Selling, general and administrative expenses	(741)	(680)	(153)	(452)
Franchise and revenue-based taxes	(108)	(109)	(30)	(83)
Impairment of goodwill (Note 3)	(70)	(8,000)	—	—
Other income (Note 8)	59	35	2	59
Other deductions (Note 8)	(63)	(1,263)	(5)	20
Interest income	62	59	9	312
Interest expense and related charges (Note 21)	(2,121)	(4,187)	(652)	(329)

Income (loss) before income taxes	866	(9,543)	(1,941)	1,924
Income tax (expense) benefit	(351)	504	675	(618)

Net income (loss)	515	(9,039)	(1,266)	1,306
Net (income) loss attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to EFC Holdings	$515	$(9,039)	$(1,266)	$1,306

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Millions of Dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Net income (loss)	$515	$(9,039)	$(1,266)	$1,306

Other comprehensive income (loss), net of tax effects:
Cash flow hedges:
Net decrease in fair value of derivatives (net of tax benefit of $10, $98, $97 and $154)	(20)	(181)	(177)	(288)
Derivative value net (gains) losses related to hedged transactions recognized during the period and reported in net income (net of tax (expense) benefit of $72, $66, $— and $(48))	129	122	—	(89)

Total adjustments to net income (loss)	109	(59)	(177)	(377)

Comprehensive income (loss)	624	(9,098)	(1,443)	929
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—

Comprehensive income (loss) attributable to EFC Holdings	$624	$(9,098)	$(1,443)	$929

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Millions of Dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Cash flows — operating activities
Net income (loss)	$515	$(9,039)	$(1,266)	$1,306

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,581	1,549	444	306
Deferred income tax expense (benefit) — net	324	(377)	(453)	(68)
Impairment of goodwill (Note 3)	70	8,000	—	—
Impairment of trade name intangible asset (Note 3)	—	481	—	—
Impairment of emission allowances intangible assets (Note 3)	—	501	—	—
Impairment of natural gas-fueled generation facilities (Note 5)	—	229	—	—
Impairment of land (Note 8)	34	—	—	—
Charge related to Lehman bankruptcy (Note 8)	—	26	—	—
Net effect of unrealized mark-to-market valuations of commodity positions — losses (gains)	(1,225)	(2,329)	1,556	722
Unrealized net (gain) loss on mark-to-market valuations of interest rate swaps	(696)	1,477	—	—
Bad debt expense (Note 9)	116	81	13	44
Stock-based incentive compensation expense	4	10	—	6
Reversal of reserves recorded in purchase accounting (Note 8)	(34)	—	—	—
Losses on dedesignated cash flow hedges (interest rate swaps)	183	66	1	8
Credit related to impaired leases (Note 8)	—	—	—	(48)
Net (gains) losses on sale of assets, including amortization of deferred gains	(5)	—	1	(38)
Increase in Toggle Notes in lieu of cash interest (Note 10)	202	—	—	—
Effect of Parent’s payment of interest on pushed-down debt	265	251	24	—
Net equity loss from unconsolidated affiliate	7	10	2	5
Other — net	2	(24)	2	5
Changes in operating assets and liabilities:
Affiliate accounts receivable/payable — net	45	44	(91)	100
Accounts receivable — trade	(104)	(491)	(211)	308
Impact of accounts receivable sales program (Note 9)	(33)	53	(223)	45
Inventories	(32)	(12)	(14)	(33)
Accounts payable — trade	(141)	366	260	(444)
Commodity and other derivative contractual assets and liabilities	(64)	(28)	(10)	(167)
Margin deposits — net	248	595	(614)	(569)
Other — net assets	108	374	(223)	(5)
Other — net liabilities	14	(156)	554	(252)

Cash provided by (used in) operating activities	$1,384	$1,657	$(248)	$1,231

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONT.)

(Millions of Dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Cash flows — financing activities
Issuances of long-term borrowings (Note 10):
Merger-related debt financing	$—	$—	$33,732	$—
Pollution control revenue bonds	—	242	—	—
Other long-term debt	522	1,443	—	1,000
Retirements/repurchases of long-term borrowings (Note 10):
Merger-related debt repurchases	—	—	(8,992)	—
Pollution control revenue bonds	—	(242)	—	(143)
Other long-term debt	(279)	(618)	(49)	(28)
Increase (decrease) in short-term borrowings (Note 10):
Bank	53	462	(1,617)	1,860
Commercial paper	—	—	—	(623)
Decrease in income tax-related note payable to Oncor	(35)	(34)	(9)	(24)
Distribution paid to parent	—	—	(21,000)	(1,135)
Contributions from noncontrolling interests	48	—	—	—
Debt discount, financing and reacquisition expenses — net	(35)	(1)	(577)	(12)
Other — net	5	37	—	—

Cash provided by financing activities continuing operations	$279	$1,289	$1,488	$895

Cash flows — investing activities
Loans (to) from affiliates.	$(822)	$(558)	$(134)	$114
Capital expenditures	(1,324)	(1,908)	(496)	(1,409)
Nuclear fuel purchases	(197)	(166)	(23)	(54)
Money market fund redemptions (investments) (Note 1)	142	(142)	—	—
Purchase of mining-related assets	—	—	—	(122)
Proceeds from sale of assets	1	29	14	2
Proceeds from sale of controlling interest in natural gas gathering pipeline business	40	—	—	—
Reduction of (proceeds from) letter of credit facility posted with trustee (restricted cash) (Note 10)	115	—	(1,250)	—
Reduction of restricted cash related to pollution control revenue bonds	—	29	13	202
Other changes in restricted cash	3	(4)	1	(1)
Proceeds from sales of environmental allowances and credits	19	39	—	—
Purchases of environmental allowances and credits	(19)	(34)	—	—
Proceeds from sales of nuclear decommissioning trust fund securities	3,064	1,623	831	602
Investments in nuclear decommissioning trust fund securities	(3,080)	(1,639)	(835)	(614)
Cash settlements related to outsourcing contract termination (Note 17)	—	41	—	—
Other — net	10	8	(2)	3

Cash used in investing activities	$(2,048)	$(2,682)	$(1,881)	$(1,277)

Net change in cash and cash equivalents	(385)	264	(641)	849
Cash and cash equivalents — beginning balance	479	215	856	7

Cash and cash equivalents — ending balance	$94	$479	$215	$856

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars)

	Successor
	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$94	$479
Investments held in money market fund (Note 1)	—	142
Restricted cash (Note 21)	1	4
Trade accounts receivable — net (Note 9)	1,009	994
Note receivable from parent (Note 20)	1,406	584
Inventories (Note 21)	393	361
Commodity and other derivative contractual assets (Note 15)	2,339	2,391
Accumulated deferred income taxes (Note 7)	1	21
Margin deposits related to commodity positions	187	439
Other current assets	46	86

Total current assets	5,476	5,501

Restricted cash (Note 21)	1,135	1,250
Investments (Note 16)	591	484
Property, plant and equipment — net (Note 21)	20,980	20,902
Goodwill (Note 3)	10,252	10,322
Intangible assets — net (Note 3)	2,593	2,774
Commodity and other derivative contractual assets (Note 15)	1,533	962
Other noncurrent assets, principally unamortized debt issuance costs	685	805

Total assets	$43,245	$43,000

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings (Note 10)	$953	$900
Long-term debt due currently (Note 10)	302	269
Trade accounts payable — nonaffiliates	748	1,000
Trade accounts and other payables to affiliates	203	171
Commodity and other derivative contractual liabilities (Note 15)	2,310	2,730
Margin deposits related to commodity positions	520	525
Accrued income taxes payable to parent (Note 20)	50	33
Accrued taxes other than income	75	70
Accrued interest	349	354
Other current liabilities	339	275

Total current liabilities	5,849	6,327

Accumulated deferred income taxes (Note 7)	5,467	5,242
Commodity and other derivative contractual liabilities (Note 15)	1,060	2,095
Notes or other liabilities due affiliates (Note 20)	217	254
Long-term debt held by affiliate (Note 10)	143	—
Long-term debt, less amounts due currently (Note 20)	31,978	31,556
Other noncurrent liabilities and deferred credits (Note 21)	2,749	2,528

Total liabilities	47,463	48,002

Commitments and Contingencies (Note 11)

EFC Holdings shareholder’s equity	(4,266)	(5,002)
Noncontrolling interests in subsidiaries	48	—

Total equity (Note 12)	(4,218)	(5,002)

Total liabilities and equity	$43,245	$43,000

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED EQUITY

(Millions of Dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Preferred stock — not subject to mandatory redemption:
Balance at beginning of period	$1	$—	$—	$—
Issuance of preferred stock	—	1	—	—
Redemption of preferred stock	(1)	—	—	—

Balance at end of period (number of shares outstanding:
Successor: December 31, 2008 and 2007 — 4,788 shares;
Predecessor: October 10, 2007 — 788 shares)	—	1	—	—

Class A common stock without par value — authorized shares — 9,000,000 (a):
Balance at beginning of period	277	272	—	9
Effects of purchase accounting push-down	—	(2)	1,415	—
Dividend to parent to fund Merger	—	—	(1,050)	—
Merger-related transactions	—	—	15	—
Effects of debt push-down from EFH Corp. (Note 10)	6	7	(108)	—
Effects of stock-based incentive compensation plans	—	—	—	1
Allocated pension assets	—	—	—	1

Balance at end of period (shares outstanding for all periods presented — 2,062,768)	283	277	272	11

Class B common stock without par value — authorized shares — 171,000,000 (a):
Balance at beginning of period	5,261	5,174	—	177
Effects of purchase accounting push-down	—	(49)	26,888	—
Dividend to parent to fund Merger	—	—	(19,950)	—
Merger-related transactions	—	—	286	—
Effects of debt push-down from EFH Corp. (Note 10)	101	133	(2,050)	—
Effects of stock-based incentive compensation plans	5	3	—	30
Allocated pension assets	—	—	—	7
Other	1	—	—	—

Balance at end of period (shares outstanding for all periods presented — 39,192,594)	5,368	5,261	5,174	214

Retained earnings:
Balance at beginning of period	(10,305)	(1,266)	—	7,327
Net income (loss)	515	(9,039)	(1,266)	1,306
Intercompany payable/receivable settlements and contributions related to the Merger	—	—	—	(4,832)
Dividends declared on common stock	—	—	—	(1,135)
Effect of adoption of accounting guidance related to uncertain tax positions (Note 6)	—	—	—	(42)

Balance at end of period	(9,790)	(10,305)	(1,266)	2,624

Accumulated other comprehensive income (loss), net of tax effects (b):
Balance at beginning of period	(236)	(177)	—	430
Change during the period	109	(59)	(177)	(377)

Balance at end of period	(127)	(236)	(177)	53

EFC Holdings’ shareholder’s equity at end of period	(4,266)	(5,002)	4,003	2,902

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED EQUITY (cont.)

(Millions of Dollars)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Noncontrolling interests in subsidiaries:
Balance at beginning of period	—	—	—	—
Net income (loss)	—	—	—	—
Investment in subsidiary by noncontrolling interests	48	—	—	—

Noncontrolling interests in subsidiaries at end of period	48	—	—	—

Total equity at end of period	$(4,218)	$(5,002)	$4,003	$2,902

(a)	The beginning equity balance for the Successor period reflects the application of push-down accounting as a result of the Merger.
(b)	All amounts relate to cash flow hedges.

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EFC Holdings, a wholly-owned subsidiary of EFH Corp., is a Dallas-based holding company that conducts its operations almost entirely through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management, are performed on an integrated basis; consequently, there are no reportable business segments.

See “Glossary” for definition of terms and abbreviations.

On October 10, 2007, EFH Corp. completed its Merger with Merger Sub. As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. See Note 2.

In connection with the Merger, certain wholly-owned subsidiaries of EFH Corp. established for the purpose of developing and constructing new generation facilities became subsidiaries of TCEH, and certain assets and liabilities of other such subsidiaries were transferred to TCEH and its subsidiaries. Those subsidiaries holding impaired construction work-in-process assets related to eight canceled coal-fueled generation units did not become subsidiaries of TCEH. In addition, a wholly-owned subsidiary of EFC Holdings representing a lease trust holding certain combustion turbines became a subsidiary of TCEH. Because these transactions were between entities under the common control of EFH Corp., EFC Holdings accounted for the transactions in a manner similar to a pooling of interests. As a result, historical operations, financial position and cash flows of EFC Holdings and the entities and other net assets contributed are presented on a combined basis for all periods presented. See Note 4 for further information.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with US GAAP. The accompanying consolidated statements of income (loss), comprehensive income (loss), cash flows and equity present results of operations and cash flows for “Successor” and “Predecessor” periods, which relate to periods succeeding and preceding the Merger, respectively. The consolidated financial statements have been prepared on the same basis as the audited financial statements included in the 2008 Form 10-K. The consolidated financial statements of the Successor reflect the application of purchase accounting in accordance with the provisions of accounting standards related to business combinations and reflect the adoption of accounting standards related to the determination of fair value. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated. Subsequent events have been evaluated through February 18, 2010, the date these consolidated financial statements were issued.

Use of Estimates

Preparation of financial statements requires estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Purchase Accounting

The Merger was accounted for under purchase accounting, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation resulted in a significant amount of goodwill, an increase in the carrying value of property, plant and equipment and deferred income tax liabilities as well as new identifiable intangible assets and liabilities. Purchase accounting impacts, including goodwill recognition, have been “pushed down”, resulting in the assets and liabilities of EFC Holdings being recorded at their respective fair values as of October 10, 2007 and the recording of $18.3 billion of goodwill by EFC Holdings. Reported earnings in periods subsequent to the Merger reflect increases in interest, depreciation and amortization expense. See Note 2 for details regarding the effect of purchase accounting.

Derivative Instruments and Mark-to-Market Accounting

EFC Holdings enters into contracts for the purchase and sale of electricity, natural gas and other commodities and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. If the instrument meets the definition of a derivative under accounting standards related to derivative instruments and hedging activities, changes in the fair value of the derivative are recognized in net income as unrealized gains and losses, unless the criteria for certain exceptions are met, and an offsetting derivative asset or liability is recorded in the balance sheet. This recognition is referred to as “mark-to-market” accounting. The fair values of EFC Holdings’ unsettled derivative instruments under mark-to-market accounting are reported in the balance sheet as commodity and other derivative contractual assets or liabilities. When derivative instruments are settled and realized gains and losses are recorded, the previously recorded unrealized gains and losses and derivative assets and liabilities are reversed. See Notes 13 and 15 for additional information regarding fair value measurement and commodity and other derivative contractual assets and liabilities. Under the election criteria of accounting standards related to derivative instruments and hedging activities, EFC Holdings may elect the “normal” purchase and sale exemption. A commodity-related derivative contract may be designated as a “normal” purchase or sale if the commodity is to be physically received or delivered for use or sale in the normal course of business. If designated as normal, the derivative contract is accounted for under the accrual method of accounting (not marked-to-market) with no balance sheet or income statement recognition of the contract until settlement.

Because derivative instruments are frequently used as economic hedges, accounting standards related to derivative instruments and hedging activities allow for “hedge accounting,” which provides for the designation of such instruments as cash flow or fair value hedges if certain conditions are met. A cash flow hedge mitigates the risk associated with the variability of the future cash flows related to an asset or liability (e.g., a forecasted sale of electricity in the future at market prices or the payment of interest related to variable rate debt), while a fair value hedge mitigates risk associated with fixed future cash flows (e.g., debt with fixed interest rate payments). In accounting for changes in the fair value of cash flow hedges, derivative assets and liabilities are recorded on the balance sheet with an offset to other comprehensive income or loss to the extent the hedges are effective and the hedged transaction remains probable of occurring. If the hedged transaction becomes probable of not occurring, hedge accounting is discontinued and the amount recorded in other comprehensive income is immediately reclassified into net income. If the relationship between the hedge and the hedged transaction ceases to exist or is dedesignated, hedge accounting is discontinued, and the amounts recorded in other comprehensive income are recognized as the previously hedged transaction impacts earnings. Changes in value of fair value hedges are recorded as derivative assets or liabilities with an offset to net income, and the carrying value of the related asset or liability (hedged item) is adjusted for changes in fair value with an offset to net income. If the fair value hedge is settled prior to the maturity of the hedged item, the cumulative fair value gain or loss associated with the hedge is amortized into income over the remaining life of the hedged item. In the statement of cash flow, the effects of settlements of derivative instruments are classified consistent with the related hedged transactions.

To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Changes in fair value that represent hedge ineffectiveness, even if the hedge continues to be assessed as effective, are immediately recognized in net income. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item. See Notes 10 and 15 for additional information concerning hedging activity.

Realized and unrealized gains and losses from transacting in energy-related derivative instruments are primarily reported in the income statement in net gain (loss) from commodity hedging and trading activities. In accordance with accounting rules, upon settlement of physical derivative sales and purchase contracts that are marked-to-market in net income, related wholesale electricity revenues and fuel and purchased power costs are reported at approximated market prices, instead of the contract price. As a result, this noncash difference between market and contract prices is included in the operating revenues and fuel and purchased power costs and delivery fees line items of the income statement, with offsetting amounts included in net gain (loss) from commodity hedging and trading activities.

Revenue Recognition

EFC Holdings records revenue from electricity sales under the accrual method of accounting. Revenues are recognized when electricity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the revenues earned from the meter reading date to the end of the period (unbilled revenue).

EFC Holdings’ reported revenues include, on a net basis, ERCOT electricity balancing transactions, which represent wholesale purchases and sales of electricity for real-time balancing purposes as measured in 15-minute intervals. As is industry practice, these purchases and sales with ERCOT, as the balancing energy clearinghouse agent, are reported net in the income statement. Balancing transactions are difficult to predict, with results varying from period to period between net revenues and net expense, and are reported as a component of revenues in the income statement.

Impairment of Long-Lived Assets

EFC Holdings evaluates long-lived assets (including intangible assets with finite lives) for impairment whenever indications of impairment exist. The carrying value of such assets is deemed to be impaired if the projected undiscounted cash flows are less than the carrying value. If there is such impairment, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by discounted cash flows, supported by available market valuations, if applicable. See Note 5 for details of the impairment of the natural gas-fueled generation facilities recorded in 2008.

Finite-lived intangibles identified as a result of purchase accounting are amortized over their estimated useful lives based on the expected realization of economic effects. See Note 3 to Financial Statements for additional information.

Goodwill and Intangible Assets with Indefinite Lives

EFC Holdings evaluates goodwill and intangible assets with indefinite lives for impairment at least annually. The impairment tests performed are based on discounted cash flow analyses. See Note 3 for details of goodwill and intangible assets with indefinite lives, including discussion of goodwill and trade name intangible assets impairments recorded in 2009 and 2008.

In 2009, EFC Holdings changed the annual test date for goodwill and intangible assets with indefinite lives from October 1 to December 1. Management determined the new annual goodwill test date is preferable because of efficiencies gained by aligning the test with EFC Holdings’ annual budget and five-year plan processes in the fourth quarter. The change in the annual test date did not delay, accelerate or avoid an impairment charge, and retrospective application of this change in accounting principle did not affect previously reported results.

Amortization of Nuclear Fuel

Amortization of nuclear fuel is calculated on the units-of-production method and is reported as fuel costs.

Major Maintenance

Major maintenance costs incurred during generation plant outages and the costs of other maintenance activities are charged to expense as incurred and reported as operating costs.

Defined Benefit Pension Plans and Other Postretirement Employee Benefit Plans

EFC Holdings bears a portion of the costs of the EFH Corp. sponsored pension and OPEB plans offering pension benefits based on either a traditional defined benefit formula or a cash balance formula to eligible employees and also offering certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from EFC Holdings. Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates. Under multiemployer plan accounting, EFH Corp. has elected to not allocate retirement plan assets and liabilities to EFC Holdings. See Note 18 for additional information regarding pension and OPEB plans.

Stock-Based Incentive Compensation

Prior to the Merger, EFH Corp. provided discretionary awards payable in its common stock to qualified managerial employees under its shareholder-approved long-term incentive plans. In December 2007, EFH Corp.’s board of directors established its 2007 Stock Incentive Plan, which authorizes discretionary grants to directors, officers and qualified managerial employees of EFH Corp. or its affiliates (including EFC Holdings) of non-qualified stock options, stock appreciation rights, restricted shares, shares of common stock, the opportunity to purchase shares of common stock and other EFH Corp. stock-based awards. Stock-based compensation is recognized over the vesting period based on the grant-date fair value of those awards. Stock options have been granted to employees of EFC Holdings under the plan. See Note 19 for information regarding stock-based incentive compensation.

Sales and Excise Taxes

Sales and excise taxes are accounted for as a “pass through” item on the balance sheet; i.e., the tax is billed to customers and recorded as trade accounts receivable with an offsetting amount recorded as a liability to the taxing jurisdiction.

Franchise and Revenue-Based Taxes

Unlike sales and excise taxes, franchise and gross receipt taxes are not a “pass through” item. These taxes are assessed to EFC Holdings by state and local government bodies, based on revenues or kWh delivered, as a cost of doing business and are recorded as an expense. Rates charged to customers by EFC Holdings are intended to recover the franchise and gross receipt taxes, but EFC Holdings is not acting as an agent to collect the taxes from customers.

Income Taxes

EFH Corp. files a consolidated federal income tax return; however, EFC Holdings’ income tax expense and related balance sheet amounts are recorded as if EFC Holdings files separate income tax returns. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Previously earned investment tax credits were deferred and amortized as a reduction of income tax expense over the estimated lives of the related properties. In connection with purchase accounting, the remaining unamortized investment tax credit amount of $300 million was eliminated.

Accounting for Contingencies

The financial results of EFC Holdings may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events. See Note 11 for a discussion of contingencies.

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

Restricted Cash

The terms of certain agreements require the restriction of cash for specific purposes. At December 31, 2009, $1.135 billion of cash is restricted to support letters of credit. See Notes 10 and 21 for details of restricted cash.

Property, Plant and Equipment

As a result of purchase accounting, carrying amounts of property, plant and equipment on the Merger date were adjusted to estimated fair values. Subsequent additions are recorded at cost. The cost of self-constructed property additions includes materials and both direct and indirect labor and applicable overhead, including payroll-related costs.

Depreciation of EFC Holdings’ property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. As is common in the industry, the Predecessor historically recorded depreciation expense using composite depreciation rates that reflected blended estimates of the lives of major asset groups as compared to depreciation expense calculated on a component asset-by-asset basis. Effective with the Merger, depreciation expense is calculated on a component asset-by-asset basis. Estimated depreciable lives are based on management’s estimates of the assets’ economic useful lives. See Note 21.

Capitalized Interest

Interest related to qualifying construction projects and qualifying software projects is capitalized in accordance with accounting guidance related to capitalization of interest cost. See Note 21 for details of amounts.

Inventories

All inventories are reported at the lower of cost (on a weighted average basis) or market unless expected to be used in the generation of electricity. Also see discussion immediately below regarding environmental allowances and credits.

Environmental Allowances and Credits

Effective with the Merger, EFC Holdings began accounting for all environmental allowances and credits as identifiable intangible assets with finite lives that are subject to amortization. The recorded values of these intangible assets were originally established reflecting fair value determinations as of the date of the Merger under purchase accounting. Amortization expense associated with these intangible assets is recognized on a unit of production basis as the allowances or credits are consumed in generation operations. The environmental allowances and credits are assessed for impairment when conditions or events occur that could affect the carrying value of the assets. See Note 3 for details of impairment amounts recorded in 2009 and 2008.

Investments

Investments in a nuclear decommissioning trust fund are carried at fair market value in the balance sheet. Investments in unconsolidated business entities over which EFC Holdings has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Assets related to employee benefit plans represent investments held to satisfy deferred compensation liabilities and are recorded at market value. See Note 16 for details of investments.

Push-Down of EFH Corp. Debt

In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, EFC Holdings reflects $2.313 billion and $58 million principal amount of the EFH Corp. Senior Notes and 9.75% Notes, respectively, on its balance sheet and the related interest expense in its income statement. The amount to be reflected on EFC Holdings’ balance sheet was calculated based upon the relative equity investment of EFC Holdings and Intermediate Holding in their respective operating subsidiaries at the time of the Merger (see Note 10).

Changes in Accounting Standards

In January 2010, the FASB issued guidance on disclosure about fair value measurements. The guidance requires new disclosures of transfers in and out of Levels 1 and 2 of the fair value hierarchy and separate disclosure about purchases, sales, issuances and settlements in Level 3 of the fair value hierarchy. The guidance also provides clarification on disclosures related to the level of disaggregation among assets and liabilities and to the inputs and valuation techniques used to measure fair value. This new guidance is effective for periods beginning January 1, 2010, except for the new disclosures about purchases, sales, issuances and settlements in Level 3, which are effective for periods beginning January 1, 2011. As this new guidance provides only disclosure requirements, the adoption will not have any effect on reported results of operations, financial condition or cash flows.

In August 2009, the FASB issued guidance on measuring fair value of liabilities, which provides clarification of fair value measurement when there is limited or no observable data available. The adoption of this guidance as of October 1, 2009, did not have any effect on reported results of operations, financial condition or cash flows and did not have any effect on the disclosures of the fair value of debt provided in Note 14.

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

In June 2009, the FASB issued new guidance that requires reconsideration of consolidation conclusions for all variable interest entities and other entities with which EFC Holdings is involved. This new guidance is effective January 1, 2010. The provisions of this guidance could result in different consolidation conclusions than reached under previous guidance, as the emphasis is on the power to direct the activities of the variable interest entity instead of risk and reward. EFC Holdings continues to evaluate the impact of this new guidance but currently does not expect a material impact on its financial statements.

In June 2009, the FASB issued new guidance regarding accounting for transfers of financial assets that eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. This new guidance is effective in the first quarter of 2010. EFC Holdings continues to evaluate the impact of this new guidance on its financial statements and footnote disclosures; however, EFC Holdings expects that its accounts receivable securitization program discussed in Note 9 will no longer be accounted for as a sale of accounts receivable as a result of the guidance, and the funding under the program will be reported as short-term borrowings. EFC Holdings does not expect this guidance to impact the covenant-related ratio calculations in its debt agreements.

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

In April 2009, the FASB issued new guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased or market transactions are not orderly. EFC Holdings adopted this guidance as of April 1, 2009. While this guidance did not change EFC Holdings’ fair value measurement techniques, it requires disclosures of additional detail of securities held in EFC Holdings’ nuclear decommissioning trust that are provided in Notes 13 and 16.

In April 2009, the FASB issued new guidance regarding the recognition and presentation of other-than-temporary impairments, which changed the guidance for recording impairment of investments in debt securities. EFC Holdings’ adoption as of April 1, 2009 did not affect the accounting for its nuclear decommissioning trust fund because the trust balance has historically been reported at fair value, with changes in fair value of the trust resulting in changes in Oncor’s regulatory asset or liability related to the decommissioning cost.

In December 2008, the FASB issued new guidance for employers’ disclosures about postretirement benefit plan assets. This new guidance provides enhanced disclosures regarding how investment allocation decisions are made and certain aspects of fair value measurements on plan assets. The required disclosures are intended to provide transparency related to the types of assets and associated risks in an employer’s defined benefit pension or other postretirement employee benefits plan and events in the economy and markets that could have a significant effect on the value of plan assets. As this new guidance provides only disclosure requirements, EFC Holdings’ adoption as of December 31, 2009 did not have any effect on reported results of operations, financial condition or cash flows. The disclosures are provided in Note 18.

In March 2008, the FASB issued amended disclosure guidance for derivative instruments and hedging activities. This amended guidance enhances required disclosures regarding derivatives and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. As this guidance provides only disclosure requirements, EFC Holdings’ adoption as of January 1, 2009 did not have any effect on reported results of operations or financial condition. The disclosures are provided in Note 15.

2. FINANCIAL STATEMENT EFFECTS OF THE MERGER

EFH Corp. accounted for the Merger under purchase accounting in accordance with the provisions of accounting standards related to business combinations, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the Merger date. The fair values were determined based upon assumptions related to future cash flows, discount rates, and asset lives as well as factors more unique to EFH Corp., its industry and the competitive wholesale power market that include forward natural gas price curves and market heat rates, retail customer attrition rates, generation plant operating and construction costs, and the effect on generation facility values of lignite fuel reserves and mining capabilities using currently available information. The excess of the purchase price over the fair value of net assets acquired was recorded by EFH Corp. as goodwill, which upon finalization of purchase accounting in 2008 totaled $23.2 billion. See Note 3 for disclosures related to goodwill, including impairments recorded in the fourth quarter of 2008 and the first quarter of 2009.

Purchase accounting impacts, including goodwill recognition, have been “pushed down”, resulting in assets and liabilities of EFC Holdings being recorded at their fair values as of October 10, 2007. The assignment of purchase price was based on the relative estimated enterprise value of EFC Holdings’ operations as of the date of the Merger using discounted cash flow methodologies and resulted in EFC Holdings recording $18.3 billion of goodwill upon finalization of purchase accounting.

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

The above changes relate largely to finalization of fair values of natural gas-fueled generation plants and amounts related to the Capgemini outsourcing agreement, as well as the effects on related deferred income tax balances.

Accrued liabilities were recorded in purchase accounting for exit activities resulting from the Merger. Exit liabilities recorded related to the exit of certain administrative activities and the termination of outsourcing arrangements with Capgemini under change of control provisions of such arrangements (see Note 17). The following table summarizes the changes to the exit liability:

Amount
Liability for exit activities as of October 11, 2007	$60

Liability for exit activities as of December 31, 2007	60
Additions to liability (a)	38
Payments recorded against liability	(60)

Liability for exit activities as of December 31, 2008	38
Payments recorded against liability	(24)
Other adjustments to the liability (b)	(11)

Liability for exit activities as of December 31, 2009 (c)	$3

(a)	Additional amounts recorded upon finalization of purchase accounting.
(b)	Represents reversal of exit liabilities due primarily to a shorter than expected outsourcing services transition period.
(c)	Remaining accrual is expected to be settled in 2010, the targeted date to complete the transition of outsourced activities back to EFC Holdings or to service providers.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial position and results of operations assume that the Merger-related transactions occurred on January 1, 2007. The unaudited pro forma information is provided for informational purposes only and is not necessarily indicative of what EFC Holdings’ results of operations would have been if the Merger-related transactions had occurred on that date, or what EFC Holdings’ results of operations will be for any future periods.

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

3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Reported goodwill totaled $10.25 billion and $10.32 billion as of December 31, 2009 and 2008, respectively.

The 2009 annual impairment testing performed as of October 1, and December 1, 2009 for goodwill and intangible assets with indefinite useful lives in accordance with accounting guidance for a change in annual impairment testing dates resulted in no impairment (see discussion in Note 1 regarding change in the annual impairment test date from October 1 to December 1). The goodwill testing determined that EFC Holdings’ carrying value exceeded (by less than 10%) its estimated fair value (enterprise value), so the estimated enterprise value of EFC Holdings was compared to the estimated fair values of its operating assets and liabilities. This additional testing indicated that the implied goodwill amount exceeded the recorded goodwill amount, and thus no goodwill impairment was recorded. The estimated enterprise value of EFC Holdings reflects the impact of the decline in forward natural gas prices on wholesale electricity prices. Because lower wholesale electricity prices also result in lower fair values of EFC Holdings’ generation assets, calculated implied goodwill was sufficient to support the recorded goodwill amount. Key variables in the tests included forward natural gas prices, electricity prices, market heat rates and discount rates, assumptions regarding each of which could have a significant effect on valuations. Because of the volatility of these factors, EFC Holdings cannot predict the likelihood of any future impairment.

In the first quarter of 2009, EFC Holdings recorded a $70 million goodwill impairment charge. This charge resulted from the completion of fair value calculations supporting the initial $8.0 billion goodwill impairment charge that was recorded in the fourth quarter of 2008. The impairment charge primarily reflected the dislocation in the capital markets during the fourth quarter of 2008 that increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of declines in market values of debt and equity securities of comparable companies. The impairment determination involved significant assumptions and judgments in estimating EFC Holdings’ enterprise value and the fair values of its assets and liabilities. This cumulative $8.070 billion charge is the only goodwill impairment recorded since the Merger.

Also in the fourth quarter of 2008, EFC Holdings recorded a trade name intangible asset impairment charge totaling $481 million ($310 million after-tax). The impairment primarily arises from the increase in the discount rate used in estimating fair value as discussed above.

Although the annual impairment test date for goodwill and intangible assets with indefinite lives set by management was October 1, management determined that in consideration of the continuing deterioration of securities values during the fourth quarter of 2008, an impairment testing trigger occurred subsequent to that test date; consequently, the impairment charges were based on estimated fair values at December 31, 2008. See Note 1 for discussion of the change of the annual impairment test date to December 1 in 2009.

The calculations supporting the impairment determination utilized models that took into consideration multiple inputs, including commodity prices, debt yields, equity prices of comparable companies and other inputs. Those models were generally used in developing long-term forward price curves for certain commodities and discount rates for determining fair values of certain individual assets and liabilities of EFC Holdings. The fair value measurements resulting from such models are classified as Level 3 non-recurring fair value measurements consistent with accounting standards related to the determination of fair value (see Note 13).

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	Successor
	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$215	$248	$463	$130	$333
Favorable purchase and sales contracts	700	374	326	700	249	451
Capitalized in-service software	184	28	156	48	13	35
Environmental allowances and credits	992	212	780	994	121	873
Mining development costs	32	5	27	19	2	17

Total intangible assets subject to amortization	$2,371	$834	1,537	$2,224	$515	1,709

Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			101			110

Total intangible assets			$2,593			$2,774

Details of amortization expense related to intangible assets (including income statement line item in which the amortization is included) follows:

	Successor				Predecessor
Intangible Asset (Income Statement line)	Useful lives at December 31, 2009 (weighted average in years)	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Retail customer relationship (Depreciation and amortization)	4	$85	$51	$79	$—
Favorable purchase and sales contracts (Operating revenues/fuel, purchased power costs and delivery fees)	12	125	168	72	—
Capitalized in-service software (Depreciation and amortization)	8	16	10	2	4
Environmental allowances and credits (Fuel, purchased power costs and delivery fees)	28	91	102	20	—
Mining development costs (Depreciation and amortization)	5	4	1	—	—

Total amortization expense		$321	$332	$173	$4

Separately identifiable and previously unrecognized intangible assets acquired and recorded as part of purchase accounting for the Merger are described as follows:

•

Retail Customer Relationship — Retail customer relationship intangible asset represents the estimated fair value of the non-contracted customer base and is being amortized using an accelerated method based on customer attrition rates and reflecting the expected pattern in which economic benefits are realized over their estimated useful life.

•

Favorable Purchase and Sales Contracts — Favorable purchase and sales contracts intangible asset primarily represents the above market value, based on observable prices or estimates, of commodity contracts for which: (i) EFC Holdings has made the “normal” purchase or sale election allowed by accounting standards related to derivative instruments and hedging transactions or (ii) the contracts did not meet the definition of a derivative. The amortization periods of these intangible assets are based on the terms of the contracts. Unfavorable purchase and sales contracts are recorded as other noncurrent liabilities and deferred credits (see Note 21).

•

Trade name — The trade name intangible asset represents the estimated fair value of the TXU Energy trade name, and was determined to be an indefinite-lived asset not subject to amortization. This intangible asset will be evaluated for impairment at least annually in accordance with accounting guidance related to goodwill and other intangible assets. See above for discussion of an impairment charge recorded in 2008.

•

Environmental Allowances and Credits — This intangible asset represents the fair value, based on observable prices or estimates, of environmental credits, substantially all of which were expected to be used in EFC Holdings’ power generation activities. These credits are amortized utilizing a units-of-production method.

Impairment of Environmental Allowances and Credits Intangible Assets

In March 2005, the EPA issued regulations called the Clean Air Interstate Rule (CAIR) for 28 states, including Texas, where EFC Holdings’ generation facilities are located. CAIR requires reductions of SO2 and NOx emissions from power generation facilities in these states. The SO2 reductions were beyond the reductions required under the Clean Air Act’s existing acid rain cap-and-trade program (the Acid Rain Program). CAIR also established a new regional cap-and-trade program for NOx emissions reductions.

In July 2008, the US Court of Appeals for the D.C. Circuit (the D.C. Circuit Court) invalidated CAIR. The D.C. Circuit Court did not overturn the existing cap-and-trade program for SO2 reductions under the Acid Rain Program.

Based on the D.C. Circuit Court’s ruling, EFC Holdings recorded a noncash impairment charge to earnings in 2008. EFC Holdings impaired NOx allowances in the amount of $401 million (before deferred income tax benefit). As a result of the D.C. Circuit Court’s decision, NOx allowances would no longer be needed, and thus there would not be an actively traded market for such allowances. Consequently, EFC Holdings’ NOx allowances would likely have very little value absent reversal of the D.C. Circuit Court’s decision or promulgation of new rules by the EPA. In addition, EFC Holdings impaired SO 2 allowances in the amount of $100 million (before deferred income tax benefit). While the D.C. Circuit Court did not invalidate the Acid Rain Program, EFC Holdings would have more SO2 allowances than it would need to comply with the Acid Rain Program. While there continued to be a market for SO2 allowances, the D.C. Circuit Court’s decision resulted in a material decrease in the market price of SO2 allowances.

The impairment amounts recorded in 2008 were reported in other deductions.

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

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Amount
2010	$235
2011	177
2012	141
2013	125
2014	111

4. CONTRIBUTIONS OF ENTITIES AND NET ASSETS TO EFC HOLDINGS

In connection with the Merger, EFH Corp. contributed all of the outstanding equity of certain subsidiaries to EFC Holdings. In addition, EFH Corp. subsidiaries contributed certain assets and liabilities to EFC Holdings. These contributions included assets and liabilities associated with the three new lignite/coal-fueled generation units under development and certain natural gas hedge positions. Because these transactions were between entities under the common control of EFH Corp., EFC Holdings accounted for the transactions in a manner similar to a pooling of interests. As a result, historical operations, financial position and cash flows of EFC Holdings and the entities and other net assets contributed are presented on a combined basis for all periods presented.

The following table presents the revenues, net gain (loss) from commodity hedging and trading activities and net income (loss) of the entities contributed and the combined amounts presented in EFC Holdings’ consolidated income statements.

Predecessor
Period from January 1, 2007 through October 10, 2007
Revenues:
EFC Holdings	$6,884
Contributed subsidiaries	—

Combined	$6,884

Net gain (loss) from commodity hedging and trading activities:
EFC Holdings	$(264)
Contributed subsidiaries	(290)

Combined	$(554)

Net income (loss):
EFC Holdings	$1,436
Contributed subsidiaries	(130)

Combined	$1,306

5. IMPAIRMENT OF NATURAL GAS-FUELED GENERATION FACILITIES

In 2008, EFC Holdings performed an evaluation of its natural gas-fueled generation facilities for impairment. The impairment test was triggered by a determination that it was more likely than not that certain generation units would be retired or mothballed (idled) earlier than previously expected. The natural gas-fueled generation units are generally operated to meet peak demands for electricity and all such facilities are tested for impairment as an asset group. As a result of the evaluation, it was determined that an impairment existed, and a charge of $229 million ($147 million after-tax) was recorded to write down the assets to fair value of approximately $28 million, which was determined based on discounted estimated future cash flows. The impairment was reported in other deductions.

6. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

Effective January 1, 2007, EFC Holdings adopted accounting guidance related to uncertain tax positions. This guidance requires that all tax positions subject to uncertainty be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. EFC Holdings applied updated guidance to uncertain tax positions to determine if each tax position was effectively settled for the purpose of recognizing previously uncertain tax positions. EFC Holdings completed its review and assessment of uncertain tax positions and in the 2007 Predecessor period recorded a net charge to retained earnings and an increase to noncurrent liabilities of $42 million in accordance with the new accounting rule.

EFH Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of income tax returns filed by EFH Corp. and any of its subsidiaries for the years ending prior to January 1, 2003 are complete, but the tax years from 1997 to 2002 remain in appeals with the IRS. The conclusion of issues contested from the 1997 to 2002 audit is not expected to occur prior to 2011. In 2008, EFH Corp. was notified of the commencement of an IRS audit of tax years 2003 to 2006. The audit is expected to require two years to complete. Texas franchise and margin tax returns are under examination or still open for examination for tax years beginning after 2002.

EFC Holdings classifies interest and penalties related to uncertain tax positions as current income tax expense. Amounts recorded related to interest and penalties totaled $18 million in 2009, $22 million in 2008, including $1 million recorded as goodwill, $5 million for the period October 11, 2007 through December 31, 2007 and $12 million for the period January 1, 2007 through October 10, 2007 (all amounts after tax).

Noncurrent liabilities included a total of $141 million and $74 million in accrued interest at December 31, 2009 and 2008, respectively. Effective in 2009, the federal income tax benefit on the interest accrued on uncertain tax positions is recorded as accumulated deferred income taxes. Such amounts were previously reported net as a reduction of the liability for uncertain tax positions.

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in the consolidated balance sheet, during the years ended December 31, 2009 and 2008:

	2009	2008
Balance at January 1 excluding interest and penalties	$787	$748
Additions based on tax positions related to prior years	59	46
Reductions based on tax positions related to prior years	(10)	(40)
Additions based on tax positions related to the current year	67	33
Settlements with taxing authorities	—	—

Balance at December 31, excluding interest and penalties	$903	$787

Of the balance at December 31, 2009, $860 million represents tax positions for which the uncertainty relates to the timing of recognition in tax returns. The disallowance of such positions would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should EFH Corp. sustain such positions on income tax returns previously filed, EFC Holdings’ liabilities recorded would be reduced by $43 million, resulting in increased net income and a favorable impact on the effective tax rate.

EFC Holdings does not expect the total amount of liabilities recorded related to uncertain tax positions will significantly increase or decrease within the next 12 months.

7. INCOME TAXES

The components of EFC Holdings’ income tax expense (benefit) are as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Current:
US federal	$(9)	$(163)	$(232)	$678
State	36	36	10	8

Total	27	(127)	(222)	686

Deferred:
US federal	322	(389)	(440)	(5)
State	2	12	(13)	(52)

Total	324	(377)	(453)	(57)

Amortization of investment tax credits	—	—	—	(11)

Total	$351	$(504)	$(675)	$618

Reconciliation of income taxes computed at the US federal statutory rate to income tax expense:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Income (loss) before income taxes	$866	$(9,543)	$(1,941)	$1,924

Income taxes at the US federal statutory rate of 35%	303	(3,340)	(679)	673
Lignite depletion allowance	(18)	(29)	(5)	(30)
Nondeductible goodwill impairment	25	2,800	—	—
Production activities deduction	(8)	—	8	(10)
Nondeductible interest expense	9	8	1	—
Amortization of investment tax credits	—	—	—	(11)
Texas margin tax, net of federal tax benefit	19	29	(5)	9
Texas margin tax — deferred tax adjustments	—	—	—	(35)
Accrual of interest, net of federal tax benefit	18	21	5	12
Other, including audit settlements	3	7	—	10

Income tax expense (benefit)	351	(504)	(675)	618

Effective tax rate	40.5%	5.3%	34.8%	32.1%

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

Deferred Income Tax Balances

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2009 and 2008 balance sheet dates are as follows:

	Successor
	December 31, 2009			December 31, 2008
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets
Alternative minimum tax credit carryforwards	$339	$—	$339	$389	$—	$389
Net operating loss (NOL) carryforwards	—	—	—	58	—	58
Unfavorable purchase and sales contracts	249	—	249	259	—	259
Employee benefit obligations	55	18	37	58	26	32
Accrued interest	139	—	139	—	—	—
Other	234	15	219	198	29	169

Total	1,016	33	983	962	55	907

Deferred Income Tax Liabilities
Property, plant and equipment	4,231	—	4,231	4,454	—	4,454
Commodity contracts and interest rate swaps	1,322	31	1,291	643	32	611
Identifiable intangible assets	904	—	904	1,033	—	1,033
Debt fair value discounts	22	—	22	50	—	50
Other	3	1	2	3	2	1

Total	6,482	32	6,450	6,183	34	6,149

Net Deferred Income Tax (Asset) Liability	$5,466	$(1)	$5,467	$5,221	$(21)	$5,242

At December 31, 2009, EFC Holdings had $339 million of alternative minimum tax credit carryforwards (AMT) available to offset future tax payments. The AMT credit carryforwards have no expiration date. At December 31, 2009, EFC Holdings had no net operating loss (NOL) carryforwards for federal income tax purposes.

The income tax effects of the components included in accumulated other comprehensive income at December 31, 2009 and December 31, 2008 totaled a net deferred tax asset of $68 million and $131 million, respectively.

See Note 6 for discussion regarding accounting for uncertain tax positions.

8. OTHER INCOME AND DEDUCTIONS

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Other income:
Reversal of reserve recorded in purchase accounting (a)	$34	$—	$—	$—
Fee received related to interest rate/commodity hedge derivative agreement (Note 15)	6	—	—	—
Mineral rights royalty income	6	4	1	9
Sales/use tax refunds	5	—	—	3
Net gain on sale of other properties and investments	4	—	—	—
Amortization of gain on sale of TXU Fuel (b)	—	—	—	36
Insurance recoveries (c)	—	21	—	—
Net gain on sale of assets	—	4	—	1
Penalty received for nonperformance under a coal transportation agreement	—	—	—	6
Other	4	6	1	4

Total other income	$59	$35	$2	$59

Other deductions:
Impairment of land (d)	$34	$—	$—	$—
Severance expenses	7	—	—	—
Equity losses — unconsolidated affiliates	6	10	2	5
Contract termination expenses	4	—	—	—
Asset writeoff	2	—	—	—
Impairment of emission allowances intangible assets (Note 3)	—	501	—	—
Impairment of trade name intangible asset (Note 3)	—	481	—	—
Charge for impairment of natural gas-fueled generation facilities (Note 5)	—	229	—	—
Charge related to Lehman bankruptcy (e)	—	26	—	—
Charge related to termination of rail car lease (f)	—	—	—	10
Credit related to impaired leases (g)	—	—	—	(48)
Litigation/regulatory settlements	—	7	—	5
Other	10	9	3	8

Total other deductions	$63	$1,263	$5	$(20)

(a)	Includes $23 million for reversal of a use tax accrual, related to periods prior to the Merger, due to state ruling in the third quarter of 2009 and $11 million for reversal of excess exit liabilities recorded in connection with the termination of outsourcing arrangements (see Notes 2 and 17).
(b)	As part of the 2004 sale of the assets of TXU Fuel, TCEH entered into a transportation agreement with the new owner, intended to be market-price based, to transport natural gas to TCEH’s generation plants. Because of the continuing involvement in the business through the transportation agreement, the pretax gain of $375 million related to the sale was deferred and being recognized over the eight-year life of the transportation agreement, and the business was not accounted for as a discontinued operation. The remaining $218 million deferred gain was eliminated as part of purchase accounting related to the Merger.
(c)	Represents insurance recovery for damage to mining equipment.
(d)	Impairment of land expected to be sold in the next 12 months.
(e)	Represents reserve established against amounts due (excluding termination related costs) from subsidiaries of Lehman Brothers Holdings Inc. (Lehman) arising from commodity hedging and trading activities. There are no open positions with these subsidiaries.
(f)	Represents costs associated with termination and refinancing of a rail car lease.
(g)	In 2004, EFC Holdings recorded a charge of $157 million for leases of certain natural gas-fueled combustion turbines, net of estimated sublease revenues, that were no longer operated for its own benefit. In the third quarter of 2007, a $48 million reduction in the related liability was recorded to reflect new subleases entered into in October 2007. The remaining $59 million liability was eliminated as part of purchase accounting as EFC Holdings intends to operate these assets for its own benefit.

9. TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

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

The maximum amount currently available under the accounts receivable securitization program is $700 million, and program funding totaled $383 million at December 31, 2009. Under the terms of the program, available funding was reduced by the total of $83 million of customer deposits held by the originator at December 31, 2009 because TCEH’s credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued subordinated notes payable to the originator for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originator that was funded by the sale of the undivided interests. The balance of the subordinated notes payable, which is reported in trade accounts receivable, totaled $463 million and $268 million at December 31, 2009 and 2008, respectively.

The discount from face amount on the purchase of receivables from the originator principally funds program fees paid to the funding entities. The program fees, which are also referred to as losses on sale of the receivables under transfers and servicing accounting standards, consist primarily of interest costs on the underlying financing. The discount also funds a servicing fee paid by TXU Receivables Company to EFH Corporate Services Company (Service Co.), a direct wholly-owned subsidiary of EFH Corp., which provides recordkeeping services and is the collection agent for the program.

Program fee amounts, which are reported in SG&A expenses, were as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Program fees	$12	$25	$9	$26
Program fees as a percentage of average funding (annualized)	2.4%	5.2%	9.5%	6.4%

The trade accounts receivable balance reported in the December 31, 2009 consolidated balance sheet is net of $846 million face amount of retail trade accounts receivable sold to TXU Receivables Company, partially offset by the inclusion of $383 million of subordinated notes receivable from TXU Receivables Company. Funding under the program decreased $33 million in 2009, increased $53 million in 2008 and decreased $178 million in 2007. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable balance approximated fair value due to the short-term nature of the collection period.

Activities of TXU Receivables Company were as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Cash collections on accounts receivable	$6,125	$6,393	$1,538	$5,169
Face amount of new receivables purchased	(6,287)	(6,418)	(1,194)	(5,472)
Discount from face amount of purchased receivables	14	29	9	30
Program fees paid to funding entities	(12)	(25)	(9)	(26)
Servicing fees paid to Service Co. for recordkeeping and collection services	(2)	(4)	(1)	(3)
Increase (decrease) in subordinated notes payable	195	(28)	(120)	257

Operating cash flows used by (provided to) originator under the program	$33	$(53)	$223	$(45)

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Receivables Company or the EFH Corp. subsidiary acting as collection agent defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than the EFH Corp. subsidiary, any parent guarantor of the originator or the originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. As of December 31, 2009, there were no such events of termination.

Upon termination of the program, liquidity would be reduced as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

The subordinated notes issued by TXU Receivables Company are subordinated to the undivided interests of the funding entities in the purchased receivables.

Trade Accounts Receivable

	Successor
	December 31,
	2009	2008
Gross wholesale and retail trade accounts receivable	$1,473	$1,474
Retail accounts receivable sold to TXU Receivables Company	(846)	(684)
Subordinated notes receivable from TXU Receivables Company	463	268
Allowance for uncollectible accounts	(81)	(64)

Trade accounts receivable — reported in balance sheet	$1,009	$994

Gross trade accounts receivable at December 31, 2009 and 2008 included unbilled revenues of $468 million and $427 million, respectively.

Allowance for Uncollectible Accounts Receivable

Predecessor:
Allowance for uncollectible accounts receivable as of December 31, 2006	$8
Increase for bad debt expense	44
Decrease for account write-offs	(54)
Changes related to receivables sold	25

Allowance for uncollectible accounts receivable as of October 10, 2007	$23

Successor:
Allowance for uncollectible accounts receivable as of October 11, 2007	$23
Increase for bad debt expense	13
Decrease for account write-offs	(12)

Allowance for uncollectible accounts receivable as of December 31, 2007	24
Increase for bad debt expense	81
Decrease for account write-offs	(67)
Charge related to Lehman bankruptcy	26

Allowance for uncollectible accounts receivable as of December 31, 2008	64
Increase for bad debt expense	116
Decrease for account write-offs	(99)

Allowance for uncollectible accounts receivable as of December 31, 2009	$81

10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At December 31, 2009, EFC Holdings and its subsidiaries had outstanding short-term borrowings of $953 million at a weighted average interest rate of 3.73%, excluding certain customary fees, at the end of the period. At December 31, 2008, EFC Holdings and its subsidiaries had outstanding short-term borrowings of $900 million at a weighted average interest rate of 3.95%, excluding certain customary fees, at the end of the period. All short-term borrowings were under the TCEH Revolving Credit Facility.

Credit Facilities

EFC Holdings’ (through TCEH) credit facilities with cash borrowing and/or letter of credit availability at December 31, 2009 are presented below. The facilities are all senior secured facilities.

		At December 31, 2009
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Revolving Credit Facility (a)	October 2013	$2,700	$—	$953	$1,721
TCEH Letter of Credit Facility (b)	October 2014	1,250	—	1,250	—

Subtotal TCEH (c)		$3,950	$—	$2,203	$1,721

TCEH Commodity Collateral Posting Facility (d)	December 2012	Unlimited	$—	$—	Unlimited

(a)	Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. Availability amount includes $141 million of commitments from Lehman that are only available from the fronting banks and the swingline lender and excludes $26 million of requested cash draws that have not been funded by Lehman. All outstanding borrowings under this facility at December 31, 2009 bear interest at LIBOR plus 3.5%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility.
(b)	Facility used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility were drawn at the inception of the facility, are classified as long-term debt, and except for $115 million related to a letter of credit drawn in June 2009, have been retained as restricted cash. Letters of credit totaling $736 million issued as of December 31, 2009 are supported by the restricted cash, and the remaining letter of credit availability totals $399 million.
(c)	Pursuant to PUCT rules, TCEH is required to maintain available capacity under its credit facilities to assure adequate credit worthiness of TCEH’s REP subsidiaries, including the ability to return retail customer deposits, if necessary. As a result, at December 31, 2009, the total availability under the TCEH credit facilities should be further reduced by $228 million.
(d)	Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 600 million MMBtu as of December 31, 2009. As of December 31, 2009, there were no borrowings under this facility. See “TCEH Senior Secured Facilities” below for additional information.

Long-Term Debt

At December 31, 2009 and 2008, the long-term debt consisted of the following:

	December 31, 2009	December 31, 2008
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	171
0.264% Floating Series 2001D-2 due May 1, 2033 (b)	97	97
0.317% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
0.264% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (d)	(147)	(161)

Senior Secured Facilities:
3.743% TCEH Initial Term Loan Facility maturing October 10, 2014 (e)(f)	16,079	16,244
3.735% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (e)(f)	4,075	3,562
3.731% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	1,250	1,250
0.215% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (g)	—	—

Other:
10.25% Fixed Senior Notes due November 1, 2015 (h)	3,000	3,000
10.25% Fixed Senior Notes Series B due November 1, 2015 (h)	2,000	2,000
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,952	1,750
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.100% Promissory Note due January 5, 2009	—	65
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	55	67
Capital lease obligations	153	159
Unamortized fair value discount (d)	(4)	(6)

Total TCEH	$29,953	$29,470

	December 31, 2009	December 31, 2008
EFC Holdings (parent entity)
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$51	$55
8.254% Fixed Notes due in quarterly installments through December 31, 2021	50	53
1.081% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017 (i)	915	1,000
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017 (i)	1,398	1,250
9.75% EFH Corp. Fixed Senior Notes due October 15, 2019 (i)	58	—
Unamortized fair value discount (d)	(11)	(12)

Total EFC Holdings (parent entity)	2,470	2,355

Total EFC Holdings consolidated	32,423	31,825
Less amount due currently	(302)	(269)

Total long-term debt	$32,121	$31,556

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at December 31, 2009. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rate in effect at December 31, 2009. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.
(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(e)	Interest rate swapped to fixed on $16.30 billion principal amount.
(f)	Interest rates in effect at December 31, 2009.
(g)	Interest rate in effect at December 31, 2009, excluding a quarterly maintenance fee of approximately $11 million. See “Credit Facilities” above for more information.
(h)	As discussed in Note 20, principal amounts of notes totaling $143 million are held by affiliates as a result of debt exchanges completed by EFH Corp. and Intermediate Holding in November 2009.
(i)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by EFC Holdings (pushed-down debt) per the discussion below under “Push Down of EFH Corp. Notes.”

EFH Corp. 10% Senior Secured Notes Issued in 2010 — In January 2010, EFH Corp. issued $500 million aggregate principal amount of 10.00% Senior Secured Notes due 2020 (the EFH Corp. 10% Notes). The notes will mature on January 15, 2020, and interest is payable in cash in arrears on January 15 and July 15 of each year at a fixed rate of 10.00% per annum with the first interest payment due on July 15, 2010. Other than interest rate and maturity date, the notes have the same guarantees and collateral and substantially the same other terms and conditions as the EFH Corp. 9.75% Notes that are discussed below under “Push Down of EFH Corp. Notes.”

Debt-Related Activity in 2009 — Repayments of long-term debt in 2009 totaling $279 million represented principal payments at scheduled maturity dates as well as other repayments totaling $40 million, principally related to capitalized leases. Payments at scheduled amortization or maturity dates included $165 million repaid under the TCEH Initial Term Loan Facility, $65 million repaid under a TCEH promissory note and $9 million repaid under the TCEH Delayed Draw Term Loan Facility.

Increases in long-term debt during 2009 totaling $522 million consisted of increased borrowings under the TCEH Delayed Draw Term Loan Facility, which was fully drawn as of July 2009, to fund expenditures related to construction of new generation facilities and environmental upgrades of existing lignite/coal-fueled generation facilities. In addition, long-term debt increased as a result of TCEH increasing, through the payment-in-kind (PIK) election, the principal amount of the 10.50%/11.25% Senior Toggle Notes due November 2016 (TCEH Toggle Notes) by $202 million in lieu of making cash interest payments. Also see discussion below under “Push Down of EFH Corp. Notes” regarding changes in EFH Corp. debt guaranteed by EFC Holdings and reflected in EFC Holdings’ financial statements.

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

In June 2008, TCEH remarketed the Brazos River Authority Pollution Control Revenue Bonds Series 2001A due in October 2030 and Series 2001D-1 due in May 2033 with aggregate principal amounts of $71 million and $171 million, respectively. The bonds were previously in a floating rate mode that reset weekly and were backed by two letters of credit in an aggregate amount of $247 million. As a result of the remarketing, the bonds were fixed to maturity at an interest rate of 8.25%, and the two letters of credit were cancelled. The bonds are redeemable at par beginning July 1, 2018 and are redeemable with a make-whole premium prior to July 1, 2018. These bonds were remarketed with a covenant package similar to the notes discussed below under “TCEH Senior Notes.”

Maturities — Long-term debt maturities as of December 31, 2009 are as follows:

Year
2010	$226
2011	644
2012	230
2013	289
2014	20,626
Thereafter (a)	10,417
Unamortized fair value discount (b)	(162)
Capital lease obligations	153

Total	$32,423

(a)	Long-term debt maturities for EFC Holdings (parent entity) total $8 million, $9 million, $10 million, $11 million, $12 million and $2.431 billion for 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.
(b)	Unamortized fair value discount for EFC Holdings (parent entity) totals $(11) million.

TCEH Senior Secured Facilities —Borrowings under the TCEH Initial Term Loan Facility, the TCEH Delayed Draw Term Loan Facility, the TCEH Revolving Credit Facility and the TCEH Letter of Credit Facility, which totaled $22.357 billion at December 31, 2009, bear interest at per annum rates equal to, at TCEH’s option, (i) adjusted LIBOR plus 3.50% or (ii) a base rate (the higher of (1) the prime rate as announced from time to time by the administrative agent of the facilities and (2) the federal funds effective rate plus 0.50%) plus 2.50%. There is a margin adjustment mechanism in relation to term loans, revolving loans and letter of credit fees under which the applicable margins may be reduced based on the achievement of certain leverage ratio levels; there was no such reduction based upon December 31, 2009 levels. The applicable rate on borrowings under the facilities as of December 31, 2009 is provided in the long-term debt table and in the discussion of short-term borrowings above and reflects LIBOR-based borrowings.

In August 2009, the TCEH Senior Secured Facilities were amended to reduce the existing first lien capacity under the TCEH Senior Secured Facilities by $1.25 billion in exchange for the ability for TCEH to issue up to an additional $4 billion of secured notes or loans ranking junior to TCEH’s first lien obligations, provided that:

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

In addition, the amended facilities permit TCEH to, among other things:

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

The TCEH Senior Secured Facilities are unconditionally guaranteed jointly and severally on a senior secured basis by EFC Holdings, and subject to certain exceptions, each existing and future direct or indirect wholly-owned US restricted subsidiary of TCEH. The TCEH Senior Secured Facilities, including the guarantees thereof, certain commodity hedging transactions and the interest rate swaps described under “TCEH Interest Rate Swap Transactions” below are secured by (a) substantially all of the current and future assets of TCEH and TCEH’s subsidiaries who are guarantors of such facilities and (b) pledges of the capital stock of TCEH and certain current and future direct or indirect subsidiaries of TCEH.

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

TCEH Senior Notes —The indebtedness under TCEH’s and TCEH Finance’s 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes due November 1, 2015 (Series B) (collectively, TCEH 10.25% Notes) bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.25% per annum payable in cash. The indebtedness under the TCEH Toggle Notes bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK interest. For any interest periods until November 2012, the issuers may elect to pay interest on the notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. TCEH made the PIK election for both interest payments in 2009, increasing the principal amount. Once TCEH makes a PIK election, the election is valid for each succeeding interest payment period until TCEH revokes the election.

The TCEH 10.25% and Toggle Notes (collectively, the TCEH Senior Notes) are fully and unconditionally guaranteed on a joint and several basis by TCEH’s direct parent, EFC Holdings (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities.

Before November 1, 2010, the issuers may redeem with the cash proceeds of certain equity offerings up to 35% of the aggregate principal amount of the TCEH 10.25% and Toggle Notes from time to time at a redemption price of 110.250% and 110.500%, respectively, of their respective aggregate principal amount plus accrued and unpaid interest, if any. The issuers may also redeem the TCEH Senior Notes at any time prior to November 1, 2011 and 2012, respectively, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. The issuers may redeem the TCEH Senior Notes, in whole or in part, at any time on or after November 1, 2011 and 2012, respectively, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control of EFC Holdings or TCEH, the issuers may be required to offer to repurchase the TCEH Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

The indenture for the TCEH Senior Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Co-Issuers’ and their restricted subsidiaries’ ability to:

•	make restricted payments;

•	incur debt and issue preferred stock;

•	create liens;

•	enter into mergers or consolidations;

•	sell or otherwise dispose of certain assets;

•	permit dividend and other payment restrictions on restricted subsidiaries, and

•	engage in certain transactions with affiliates.

The indenture also contains customary events of default, including failure to pay principal or interest on the notes when due, among others. If certain events of default occur and are continuing under the indenture, the trustee or the holders of at least 30% in principal amount of the notes may declare the principal amount on the notes to be due and payable immediately.

Push Down of EFH Corp. Notes — Merger-related debt of EFH Corp. (parent) is fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, a portion of such debt and related interest expense is reflected in the financial statements of EFC Holdings. The amount reflected on EFC Holdings’ balance sheet represents 50% of the EFH Corp. Merger-Related debt guaranteed and not held by affiliates. This percentage reflects the fact that at the time of the Merger, the equity investments of EFC Holdings and Intermediate Holding in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., EFC Holdings records the settlement of such amounts as noncash capital contributions from EFH Corp.

The Merger-related debt of EFH Corp. at December 31, 2009 guaranteed by EFC Holdings and Intermediate Holding consisted of $1.831 billion principal amount of 10.875% Senior Notes due November 2017 (EFH Corp. 10.875% Notes), $2.797 billion principal amount of 11.25%/12.00% Senior Toggle Notes due November 2017 (EFH Corp. Toggle Notes) and $115 million principal amount of 9.75% Senior Secured Notes due October 2019 (EFH Corp. 9.75% Notes). EFC Holdings’ balance sheet at December 31, 2009 reflects 50% of these amounts. The EFH Corp. 9.75% Notes were issued in connection with exchange offers completed in November 2009, which also resulted in the retirement of $181 million aggregate principal amount of the EFH Corp. 10.875% and Toggle Notes.

The guarantee from EFC Holdings is not secured. The guarantee from Intermediate Holding is secured by the pledge of all membership interests and other investments Intermediate Holding owns or holds in Oncor Holdings or any of Oncor Holdings’ subsidiaries (the Collateral). The guarantees are the general senior obligation of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantee will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

Borrowings under the EFH Corp. 10.875% Notes bear interest semiannually in arrears payable in cash on May 1 and November 1 of each year at a fixed rate of 10.875% per annum. Borrowings under the 9.75% Notes bear interest semiannually in arrears payable in cash on April 15 and October 15 of each year at a fixed rate of 9.75% per annum. Borrowings under the EFH Corp. Toggle Notes bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK Interest. The EFH Corp. Toggle Notes have the same interest payment election options as the TCEH Toggle Notes. EFH Corp. made the PIK election for both the interest payments in 2009, resulting in an increase in the aggregate principal amount of its Toggle Notes totaling $309 million (50% of which is reflected in EFC Holdings’ balance sheet).

Before November 1, 2010, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of its 10.875% and Toggle Notes from time to time at a redemption price of 110.875% and 111.250%, respectively, of the aggregate principal amounts, plus accrued and unpaid interest, if any. EFH Corp. may redeem the notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and a “make-whole” premium. EFH Corp. may also redeem the notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. Before October 15, 2012, EFH Corp. may redeem up to 35% of the aggregate principal amount of its 9.75% Notes from time to time at a redemption price of 109.750% of their aggregate principal amount, plus accrued and unpaid interest, if any, with the net cash proceeds of certain equity offerings. EFH Corp. may also redeem the notes at any time prior to October 15, 2014 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. EFH Corp. may redeem the notes, in whole or in part, at any time on or after October 15, 2014, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change in control of EFH Corp., EFH Corp. may be required to offer to repurchase its 10.875%, Toggle and 9.75% Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

Intercreditor Agreement — In October 2007, TCEH entered into an intercreditor agreement with Citibank, N.A. and five secured commodity hedge counterparties (the Secured Commodity Hedge Counterparties). In connection with the August 2009 amendment to the TCEH Secured Facilities described above, the intercreditor agreement was amended and restated (as amended and restated, the “Intercreditor Agreement”) to take into account, among other things, the possibility that TCEH could issue notes and/or loans secured by collateral (other than the collateral that secures the TCEH Senior Secured Facilities) that ranks on parity with, or junior to, TCEH’s existing first lien obligations under the TCEH Senior Secured Facilities. The Intercreditor Agreement provides that the lien granted to the Secured Commodity Hedge Counterparties will rank pari passu with the lien granted with respect to the collateral of the secured parties under the TCEH Senior Secured Facilities. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will be entitled to share, on a pro rata basis, in the proceeds of any liquidation of such collateral in connection with a foreclosure on such collateral in an amount provided in the TCEH Senior Secured Facilities. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will have voting rights with respect to any amendment or waiver of any provision of the Intercreditor Agreement that changes the priority of the Secured Commodity Hedge Counterparties’ lien on such collateral relative to the priority of lien granted to the secured parties under the TCEH Senior Secured Facilities or the priority of payments to the Secured Commodity Hedge Counterparties upon a foreclosure and liquidation of such collateral relative to the priority of the lien granted to the secured parties under the TCEH Senior Secured Facilities.

TCEH Interest Rate Swap Transactions — As of December 31, 2009, TCEH has entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $16.30 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 8.3% on debt maturing from 2010 to 2014. Swaps on $1.25 billion principal amount of senior secured debt expired in 2009. Interest rate swaps on an aggregate of $15.05 billion were being accounted for as cash flow hedges related to variable interest rate cash flows until August 29, 2008, at which time these swaps were dedesignated as cash flow hedges as a result of the intent to change the variable interest rate terms of the hedged debt (from three-month LIBOR to one-month LIBOR) in connection with the planned execution of interest rate basis swaps (discussed immediately below) to further reduce the fixed borrowing costs. Based on the fair value of the positions, the cumulative unrealized mark-to-market net losses related to these interest rate swaps totaled $431 million (pre-tax) at the dedesignation date and was recorded in accumulated other comprehensive income. This balance will be reclassified into net income as interest on the hedged debt is reflected in net income. No ineffectiveness gains or losses were recorded.

As of December 31, 2009, TCEH has entered into interest rate basis swap transactions pursuant to which payments at floating interest rates of three-month LIBOR on an aggregate of $16.25 billion principal amount of senior secured term loans of TCEH were exchanged for floating interest rates of one-month LIBOR plus spreads ranging from 0.0625% to 0.353%. These transactions include swaps entered into in the year ended December 31, 2009 related to an aggregate $9.55 billion principal amount of senior secured term loans of TCEH and reflect the expiration of swaps in the year ended December 31, 2009 that related to an aggregate $6.345 billion principal amount of senior secured term loans of TCEH.

The interest rate swap counterparties are proportionately secured by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities. Subsequent to the dedesignation in August 2008 discussed above, changes in the fair value of such swaps are being reported in the income statement in interest expense and related charges, and such unrealized mark-to-market value changes totaled $696 million in net gains in the year ended December 31, 2009 and $1.477 billion in net losses in the year ended December 31, 2008. The cumulative unrealized mark-to-market net liability related to the swaps totaled $1.212 billion at December 31, 2009, of which $194 million (pre-tax) was reported in accumulated other comprehensive income.

See Note 15 for discussion of collateral investments related to certain of these interest rate swaps.

11. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

At December 31, 2009, EFC Holdings had noncancellable commitments under energy-related contracts, leases and other agreements as follows:

	Coal purchase agreements and coal transportation agreements	Pipeline transportation and storage reservation fees	Capacity payments under power purchase agreements (a)	Nuclear Fuel Contracts	Water Rights Contracts
2010	$425	$38	$38	$158	$10
2011	404	36	—	127	9
2012	292	23	—	182	9
2013	259	—	—	119	8
2014	253	—	—	102	8
Thereafter	—	—	—	480	37

Total	$1,633	$97	$38	$1,168	$81

(a)	On the basis of current expectations of demand from electricity customers as compared with capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

At December 31, 2009, future minimum lease payments under both capital leases and operating leases are as follows:

	Capital Leases	Operating Leases (a)
2010	$81	$41
2011	17	39
2012	17	41
2013	12	40
2014	7	40
Thereafter	43	275

Total future minimum lease payments	177	$476

Less amounts representing interest	24

Present value of future minimum lease payments	153
Less current portion	76

Long-term capital lease obligation	$77

(a)	Includes operating leases with initial or remaining noncancellable lease terms in excess of one year.

In February 2010, a capital lease related to a mining railroad spur was terminated, and EFC Holdings purchased the related spur for $63 million. At December 31, 2009, the balance of the capital lease liability was $63 million. The assets were recorded at cost as property, plant and equipment and will be depreciated over their remaining useful lives, the weighted average of which is 23 years.

Rent reported as operating costs, fuel costs and SG&A expenses totaled $68 million and $73 million for the years ended December 31, 2009 and 2008, respectively, $20 million for the period October 11, 2007 through December 31, 2007 and $50 million for the Predecessor period January 1, 2007 through October 10, 2007.

Commitment to Fund Demand Side Management Initiatives

In connection with the Merger, Texas Holdings committed to spend $100 million over the five-year period ending December 31, 2012 on demand side management or other energy efficiency initiatives. This commitment is expected to be funded by EFH Corp. or EFC Holdings.

Guarantees

EFC Holdings has entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Residual value guarantees in operating leases — Subsidiaries of EFC Holdings are the lessee under various operating leases that guarantee the residual values of the leased assets. At December 31, 2009, the aggregate maximum amount of residual values guaranteed was approximately $39 million with an estimated residual recovery of approximately $43 million. These leased assets consist primarily of mining equipment and rail cars. The average life of the residual value guarantees under the lease portfolio is approximately four years.

See Note 10 for discussion of guarantees and security for certain of EFC Holdings’ indebtedness.

Letters of Credit

At December 31, 2009, TCEH had outstanding letters of credit under its credit facilities totaling $736 million as follows:

•	$379 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions;

•

$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$65 million for collateral funding transactions with counterparties to interest rate swap agreements related to TCEH debt (see Note 15), and

•	$84 million for miscellaneous credit support requirements.

Litigation Related to Generation Facilities

In September 2007, an administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas was filed in the State District Court of Travis County, Texas. Plaintiffs asked that the District Court reverse the TCEQ’s approval of the Oak Grove air permit and the TCEQ’s adoption and approval of the TCEQ Executive Director’s Response to Comments, and remand the matter back to TCEQ for further proceedings. In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before the TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings. Finally, the plaintiffs in these two additional lawsuits filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to the SOAH for further proceedings. One of the plaintiffs asked the District Court to consolidate all these proceedings, and the Attorney General of Texas, on behalf of TCEQ, filed pleas to the jurisdiction seeking dismissal of all but the administrative appeal. In May 2009, the District Court dismissed the claims that contest the merits of the TCEQ’s permitting decision, but declined to dismiss the claims that contest the process by which the TCEQ handled the permit application. Oak Grove Management Company LLC (a subsidiary of TCEH) has subsequently intervened in these proceedings and has filed its own pleas to the jurisdiction asking the court to dismiss the remaining collateral attack claims. In October 2009, one of the plaintiffs ended its legal challenge to the permit. In December 2009, the Attorney General and Oak Grove Management Company LLC filed pleadings asking the court to dismiss the administrative appeal challenging the permit for want of prosecution by the plaintiffs. In January 2010, the court denied that request and set the case for a hearing on the merits on June 16, 2010. EFC Holdings believes the Oak Grove air permit granted by the TCEQ was issued in accordance with applicable law. There can be no assurance that the outcome of these matters will not adversely impact the Oak Grove project.

In June and September 2008, administrative appeals were filed in the State District Court of Travis County, Texas to challenge the administrative action of the TCEQ Executive Director in issuing an air permit alteration for the previously-permitted construction and operation of the Sandow 5 generation facility in Milam County, Texas, and the failure of the TCEQ to overturn that administrative action. Plaintiffs asked that the District Court reverse the issuance of the permit alteration. The Attorney General of Texas, on behalf of TCEQ, is defending the issuance of the permit alteration. Sandow Power (a subsidiary of TCEH) intervened in support of the TCEQ. The District Court issued its ruling in November 2009 upholding the TCEQ’s issuance of the permit alteration. The plaintiffs did not appeal the court’s order by the deadline for such appeal. Thus, the matter has concluded favorably for EFC Holdings.

In February 2010, the Sierra Club informed Luminant that it may sue Luminant, after the expiration of a 60-day waiting period, for allegedly violating federal Clean Air Act provisions in connection with Luminant’s Big Brown generation facility. This notice is similar to the notice that Luminant received in July 2008 with respect to its Martin Lake generation facility. EFC Holdings cannot predict whether the Sierra Club will actually file suit or the outcome of any resulting proceedings.

In July 2008, Alcoa Inc. filed a lawsuit in the State District Court of Milam County, Texas against Luminant Generation and Luminant Mining (wholly-owned subsidiaries of TCEH), later adding EFH Corp., a number of its subsidiaries, Texas Holdings and Texas Energy Future Capital Holdings LLC as parties to the suit. The lawsuit makes various claims concerning the operation of the Sandow Unit 4 generation facility and the Three Oaks lignite mine, including claims for breach of contract, breach of fiduciary duty, fraud, tortious interference, civil conspiracy and conversion. The plaintiff requests money damages of no less than $500 million, declaratory judgment, rescission and other forms of equitable relief. An agreed scheduling order is currently in place setting trial for May 2010. While EFC Holdings is unable to estimate any possible loss or predict the outcome of this litigation, it believes the plaintiff’s claims made in this litigation are without merit and, accordingly, intends to vigorously defend this litigation.

Regulatory Investigations and Reviews

In June 2008, the EPA issued a request for information to TCEH under EPA’s authority under Section 114 of the Clean Air Act. The stated purpose of the request is to obtain information necessary to determine compliance with the Clean Air Act, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement. The company is cooperating with the EPA and is responding in good faith to the EPA’s request, but is unable to predict the outcome of this matter.

Other Proceedings

In addition to the above, EFC Holdings is involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

Labor Contracts

Certain personnel engaged in TCEH activities are represented by labor unions and covered by collective bargaining agreements with varying expiration dates. In October 2009, new one-year labor agreements were reached covering bargaining unit personnel engaged in the lignite-fueled generation operations, the lignite mining operations and natural gas-fueled generation operations. In August 2008, a new labor agreement effective until August 2010 was reached covering bargaining unit personnel engaged in nuclear generation. EFC Holdings expects that any changes in collective bargaining agreements will not have a material effect on its financial position, results of operations or cash flows; however, EFC Holdings is unable to predict the ultimate outcome of labor negotiations.

Environmental Contingencies

The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO 2 and NOx emissions produced by electricity generation plants. The capital requirements of the company have not been significantly affected by the requirements of the Clean Air Act. In addition, all air pollution control provisions of the 1999 Restructuring Legislation have been satisfied.

EFC Holdings must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. EFC Holdings believes that it is in compliance with current environmental laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulations is not determinable.

The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	enactment of state or federal regulations regarding CO2 and other greenhouse gas emissions;

•

other changes to existing state or federal regulation regarding air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters, including revisions to CAIR currently being developed by the EPA as a result of court rulings discussed in Note 3, and

•	the identification of sites requiring clean-up or the filing of other complaints in which EFC Holdings or its subsidiaries may be asserted to be potential responsible parties.

Nuclear Insurance

Nuclear insurance includes liability coverage, property damage, decontamination and premature decommissioning coverage and accidental outage and/or extra expense coverage. The liability coverage is governed by the Price-Anderson Act (Act), while the property damage, decontamination and premature decommissioning coverage are promulgated by the rules and regulations of the NRC. EFC Holdings intends to maintain insurance against nuclear risks as long as such insurance is available. The company is self-insured to the extent that losses (i) are within the policy deductibles, (ii) are not covered per policy exclusions, terms and limitations, (iii) exceed the amount of insurance maintained, or (iv) are not covered due to lack of insurance availability. Such losses could have a material adverse effect on EFC Holdings’ financial condition and results of operations and cash flows.

With regard to liability coverage, the Act provides financial protection for the public in the event of a significant nuclear generation plant incident. The Act sets the statutory limit of public liability for a single nuclear incident at $12.5 billion and requires nuclear generation plant operators to provide financial protection for this amount. The US Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the $12.5 billion limit for a single incident mandated by the Act. As required, the company provides this financial protection for a nuclear incident at Comanche Peak resulting in public bodily injury and property damage through a combination of private insurance and industry-wide retrospective payment plans. As the first layer of financial protection, the company has $375 million of liability insurance from American Nuclear Insurers (ANI), which provides such insurance on behalf of a major stock insurance company pool, Nuclear Energy Liability Insurance Association. The second layer of financial protection is provided under an industry-wide retrospective payment program called Secondary Financial Protection (SFP).

Under the SFP, in the event of an incident at any nuclear generation plant in the US, each operating licensed reactor in the US is subject to an assessment of up to $117.5 million plus a 3% insurance premium tax, subject to increases for inflation every five years. Assessments are limited to $17.5 million per operating licensed reactor per year per incident. The company’s maximum potential assessment under the industry retrospective plan would be $235 million (excluding taxes) per incident but no more than $35 million in any one year for each incident. The potential assessment is triggered by a nuclear liability loss in excess of $375 million per accident at any nuclear facility. The SFP and liability coverage are not subject to any deductibles.

With respect to nuclear decontamination and property damage insurance, the NRC requires that nuclear generation plant license-holders maintain at least $1.06 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. The company maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $2.25 billion (subject to $5 million deductible per accident), above which the company is self-insured. This insurance coverage consists of a primary layer of coverage of $500 million provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company and $1.75 billion of premature decommissioning coverage also provided by NEIL.

The company maintains Accidental Outage Insurance through NEIL to cover the additional costs of obtaining replacement electricity from another source if one or both of the units at Comanche Peak are out of service for more than twelve weeks as a result of covered direct physical damage. The coverage provides for weekly payments of $3.5 million for the first fifty-two weeks and $2.8 million for the next 110 weeks for each outage, respectively, after the initial twelve-week waiting period. The total maximum coverage is $490 million per unit. The coverage amounts applicable to each unit will be reduced to 80% if both units are out of service at the same time as a result of the same accident.

If NEIL’s losses exceeded its reserves for the applicable coverage, potential assessments in the form of a retrospective premium call could be made up to ten times annual premiums. The company maintains insurance coverage against these potential retrospective premium calls.

Also, under the NEIL policies, if there were multiple terrorism losses occurring within a one-year time frame, NEIL would make available one industry aggregate limit of $3.2 billion plus any amounts it recovers from other sources up to the limits for each claimant. If terrorism losses occurred beyond the one-year period, a new set of limits and resources would apply.

12. SHAREHOLDERS’ EQUITY

Successor

Dividend to Parent to Fund Merger — On October 10, 2007, EFC Holdings distributed $21.0 billion to EFH Corp. to provide partial funding of the Merger. EFC Holdings paid no cash distributions to EFH Corp. in 2009, 2008 or in the period from October 11, 2007 to December 31, 2007.

Dividend Restrictions — There are no restrictions on EFC Holdings’ ability to use its retained earnings or net income to make distributions on its equity. However, EFC Holdings relies on distributions or loans from TCEH to meet its cash requirements, including funding of distributions. The TCEH Senior Secured Facilities and indenture governing the TCEH Senior Notes generally restrict TCEH’s ability to make distributions or loans to EFC Holdings. Thus, all of TCEH’s net income, which represents essentially all of EFC Holdings’ net income, is restricted from being used to make distributions or loans to EFC Holdings unless such distributions or loans are expressly permitted under the TCEH Senior Secured Facilities and indenture governing the TCEH Senior Notes. Those agreements generally permit TCEH to make unlimited distributions or loans to its parent companies, EFC Holdings and EFH Corp., for corporate overhead costs, SG&A expenses, taxes and principal and interest payments. In addition, those agreements contain certain investment and dividend baskets that would allow TCEH to make additional distributions and/or loans to its parent companies up to the amount of such baskets. The TCEH Senior Secured Facilities generally restrict TCEH from making any distribution to any of its parent companies for the ultimate purpose of making a distribution to Texas Holdings unless at the time, and after giving effect to such distribution, its consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0.

In addition, under applicable law, EFC Holdings would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or the company would be insolvent.

See Note 19 for discussion of stock-based compensation plans.

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

All of EFC Holdings’ preferred stock, which had a total book value of less than $1 million, was retired in 2009.

Cash Distributions to Parent — EFC Holdings paid cash distributions to EFH Corp. of $1.135 billion for the period from January 1, 2007 through October 10, 2007.

Noncash contributions — Under accounting guidance for share-based payment, expense related to EFH Corp.’s stock-based incentive compensation awards granted to subsidiaries of EFC Holdings’ employees is accounted for as a noncash capital contribution from EFH Corp. Accordingly, EFC Holdings recorded a credit to its shareholders’ equity of $31 million in the period January 1, 2007 through October 10, 2007. See Note 19 for discussion of stock-based compensation plans.

See Note 1 for discussion of noncash contributions from EFH Corp. related to debt pushed down from EFH Corp. in accordance with SEC SAB Topic 5-J.

13. FAIR VALUE MEASUREMENTS

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

In utilizing broker quotes, EFC Holdings’ attempts to obtain multiple quotes from brokers that are active in the commodity markets in which it participates (and requires at least one quote from two brokers to determine a pricing input as observable); however, not all pricing inputs are quoted by brokers. The number of broker quotes received for certain pricing inputs varies depending on the depth of the trading market, each individual broker’s publication policy, recent trading volume trends and various other factors. In addition, for valuation of interest rate swaps, EFC Holdings uses a combination of dealer provided market valuations (generally non-binding) and Bloomberg valuations based on month-end interest rate curves and standard rate swap valuation models.

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

With respect to amounts presented in the following fair value hierarchy tables, the fair value measurement of an asset or liability (e.g., a contract) is required to fall in its entirety in one level, based on the lowest level input that is significant to the fair value measurement. Certain assets and liabilities would be classified in Level 2 instead of Level 3 of the hierarchy except for the effects of credit reserves and non-performance risk adjustments, respectively. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability being measured.

At December 31, 2009, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification(b)	Total
Assets:
Commodity contracts	$918	$2,588	$350	$4	$3,860
Interest rate swaps	—	12	—	—	12
Nuclear decommissioning trust — equity securities (c)	154	105	—	—	259
Nuclear decommissioning trust — debt securities (c)	—	216	—	—	216

Total assets	$1,072	$2,921	$350	$4	$4,347

Liabilities:
Commodity contracts	$1,077	$796	$269	$4	$2,146
Interest rate swaps	—	1,224	—	—	1,224

Total liabilities	$1,077	$2,020	$269	$4	$3,370

(a)	Level 3 assets and liabilities consist primarily of complex long-term power purchase and sales agreements, including long-term wind generation purchase contracts and certain natural gas positions (collars) in the long-term hedging program.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the Investments line on the balance sheet. See Note 16.

At December 31, 2008, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$1,010	$2,061	$283	$3,354
Interest rate swaps	—	(1)	—	(1)
Nuclear decommissioning trust — equity securities (b)	109	83	—	192
Nuclear decommissioning trust — debt securities (b)	—	193	—	193

Total assets	$1,119	$2,336	$283	$3,738

Liabilities:
Commodity contracts	$1,288	$1,274	$355	$2,917
Interest rate swaps	—	1,908	—	1,908

Total liabilities	$1,288	$3,182	$355	$4,825

(a)	Level 3 assets and liabilities consist primarily of complex long-term power purchase and sales agreements, including long-term wind generation purchase contracts and certain natural gas positions (collars) in the long-term hedging program.
(b)	The nuclear decommissioning trust investment is included in the Investments line on the balance sheet. See Note 16.

Commodity contracts consist primarily of natural gas, electricity, fuel oil and coal derivative instruments entered into for hedging purposes and include physical contracts that have not been designated “normal” purchases or sales. See Note 15 for further discussion regarding the company’s use of derivative instruments.

Interest rate swaps include variable-to-fixed rate swap instruments that are economic hedges of interest on long-term debt as well as interest rate basis swaps designed to effectively reduce the hedged borrowing costs. See Note 10 for discussion of interest rate swaps.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of the nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance at beginning of period	$(72)	$(173)
Total realized and unrealized gains (losses) (a):
Included in net income (loss)	115	(5)
Included in other comprehensive income (loss)	(30)	—
Purchases, sales, issuances and settlements (net) (b)	51	(13)
Net transfers in and/or out of Level 3 (c)	17	119

Balance at end of period	$81	$(72)

Net change in unrealized gains (losses) included in net income relating to instruments held at end of period (d)	$105	87

(a)	Substantially all changes in values of commodity contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities.
(b)	Settlements represent reversals of unrealized mark-to-market valuations of these positions previously recognized in net income. Purchases and issuances reflect option premiums paid or received.
(c)	Includes transfers due to changes in the observability of significant inputs used in valuing derivatives. Transfers in are assumed to transfer in at the beginning of the quarter and transfers out at the end of the quarter, which is when the assessments are performed. Any changes in value during the period are reported as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities.
(d)	Includes unrealized gains and losses of instruments held at the end of the period.

14. FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments were as follows:

	Successor
	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
On balance sheet assets (liabilities):
Long-term debt (including current maturities) (b)	$(32,270)	$(25,885)	$(31,666)	$(21,724)

Off balance sheet assets (liabilities):
Financial guarantees	$—	$(6)	$—	$(3)

(a)	Fair value determined in accordance with accounting standards related to the determination of fair value.
(b)	Excludes capital leases.

See Notes 13 and 15 for discussion of accounting for financial instruments that are derivatives.

15. COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Risk Management Hedging Strategy

EFC Holdings enters into physical and financial derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage commodity price risk and interest rate risk exposure. EFC Holdings’ principal activities involving derivatives consist of a long-term hedging program and the hedging of interest costs on its long-term debt. See Note 13 for a discussion of the fair value of all derivatives.

Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales and related cash flows. In ERCOT, the wholesale price of electricity is highly correlated to the price of natural gas. Under the program, TCEH has entered into market transactions involving natural gas-related financial instruments and has sold forward natural gas over the next five years. These transactions are intended to hedge a majority of electricity price exposure related to expected baseload generation for this period. Changes in the fair value of the instruments under the long-term hedging program are reported in the income statement in net gain (loss) from commodity hedging and trading activities.

Interest Rate Swap Transactions — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate debt to a fixed basis, thereby hedging future interest costs and related cash flows. Interest rate basis swaps are used to effectively reduce the hedged borrowing costs. Changes in the fair value of the swaps are recorded as unrealized gains and losses in interest expense and related charges. See Note 10 for additional information about these and other interest rate swap agreements.

Other Commodity Hedging and Trading Activity — In addition to the long-term hedging program, TCEH enters into derivatives, including electricity, natural gas, fuel oil and coal instruments, generally for shorter-term hedging purposes. To a limited extent, TCEH also enters into derivative transactions for proprietary trading purposes, principally in natural gas and electricity markets.

The following table provides detail of commodity and other derivative contractual assets and liabilities, substantially all arising from mark-to-market accounting, as reported in the balance sheet at December 31, 2009:

	Derivatives not under hedge accounting
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,327	$8	$4	$—	$2,339
Noncurrent assets	1,529	4	—	—	1,533
Current liabilities	—	—	(1,705)	(605)	(2,310)
Noncurrent liabilities	—	—	(441)	(619)	(1,060)

Net assets (liabilities)	$3,856	$12	$(2,142)	$(1,224)	$502

As of December 31, 2009, there were no derivative positions accounted for as cash flow or fair value hedges.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet and totaled $358 million and $190 million in net liabilities at December 31, 2009 and 2008, respectively, which do not include the collateral investments related to certain interest rate swaps and commodity positions discussed immediately below. Reported amounts as presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because EFC Holdings may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

In early 2009, EFH Corp. and TCEH entered into collateral funding transactions with counterparties to certain interest rate swap agreements related to TCEH debt. Under the terms of these transactions, which the companies elected to enter into as a cash management measure, as of December 31, 2009 EFH Corp. (parent) has posted $400 million in cash and TCEH has posted $65 million in letters of credit to the counterparties, with the outstanding balance of such collateral earning interest. TCEH had also entered into commodity hedging transactions with one of these counterparties, and under an arrangement effective August 2009, both the interest rate swaps and certain of the commodity hedging transactions with the counterparty are under the same derivative agreement, which continues to be secured by a first-lien interest in the assets of TCEH. The companies are not required to post any additional collateral to these counterparties, regardless of the net mark-to-market liability under the applicable derivative agreement, and the applicable counterparty will return the cash collateral to the extent the mark-to-market liability under the applicable derivative agreement falls below the funded amount, subject to a $50 million minimum transfer amount. At December 31, 2009, the collateral posted approximated the net mark-to-market liability of the related derivatives. Under the agreements, the counterparties are to return any remaining collateral, along with accrued and unpaid interest, on March 31, 2010.

The following table presents the pre-tax effect of derivatives not under hedge accounting on net income, including realized and unrealized effects:

Derivative (Income statement presentation)	Year Ended December 31, 2009
Commodity contracts (Net gain (loss) from commodity hedging and trading activities)	$1,741
Interest rate swaps (Interest expense and related charges)	12

Net gain	$1,753

Amounts reported in the income statement in net gain (loss) from commodity hedging and trading activities include net “day one” mark-to-market losses of $2 million, $68 million and $8 million in the 2009, 2008 and 2007 Successor periods, respectively, and $201 million in the 2007 Predecessor period. Substantially all of these losses arose from a related series of derivative transactions entered into under the long-term hedging program. The 2007 Predecessor period amount is net of a $30 million “day one” gain associated with a long-term power purchase agreement.

A multi-year power sales agreement was entered into with Alcoa Inc. in the 2007 Predecessor period. The agreement was determined to be a derivative and resulted in a “day one” mark-to-market loss of $235 million. The agreement was entered into concurrently with the transfer of an air permit from Alcoa Inc. to a subsidiary of EFC Holdings as well as other agreements with Alcoa Inc. that provide, among other things, access to real property and a supply of lignite fuel, all of which provides value to EFC Holdings by providing the right and ability to develop, construct and operate the new lignite-fueled generation unit at Sandow. In consideration of this right and ability, the initial “day one” loss of the sales agreement, as well as a $29 million below market value of a related interim power sales agreement entered into in late 2006, were recorded as part of the construction work-in-process asset balance for the Sandow unit.

The following tables present the pre-tax effect of derivative instruments accounted for as cash flow hedges on net income (loss) and other comprehensive income (loss) (OCI) for the year ended December 31, 2009:

Derivative	Amount of (loss) recognized in OCI (effective portion)	Income statement presentation of gain (loss) reclassified from accumulated OCI into income (effective portion)	Amount
Interest rate swaps	$—	Interest expense and related charges	$(183)

Commodity contracts	(30)	Fuel, purchased power costs and delivery fees	(16)

		Operating revenues	(2)

Total	$(30)		$(201)

There were no ineffectiveness net gains or losses related to transactions designated as cash flow hedges in the year ended December 31, 2009.

Accumulated other comprehensive income related to cash flow hedges at December 31, 2009 totaled $127 million in net losses (after-tax), substantially all of which relates to interest rate swaps. EFC Holdings expects that $59 million of net losses related to cash flow hedges included in accumulated other comprehensive income as of December 31, 2009 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at December 31, 2009:

Derivative type	Notional Volume	Unit of Measure
Interest rate swaps:
Floating/fixed	$16,300	Million US dollars
Basis	$16,250	Million US dollars
Natural gas:
Long-term hedge forward sales and purchases (a)	3,402	Million MMBtu
Locational basis swaps	1,010	Million MMBtu
All other	1,433	Million MMBtu
Electricity	198,230	GWh
Coal	6	Million tons
Fuel oil	161	Million gallons

(a)	Represents gross notional forward sales, purchases and options of fixed and basis (price point) transactions in the long-term hedging program. The net amount of these transactions, excluding basis transactions, is 1.6 billion MMBtu.

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

As of December 31, 2009, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $687 million. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $152 million as of December 31, 2009. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, as of December 31, 2009, the remaining related liquidity requirement would have totaled $20 million after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized primarily with asset liens include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. As of December 31, 2009, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $1.400 billion (before consideration of the amount of assets under the liens). The liquidity exposure associated with these liabilities was reduced by cash collateral and letters of credit posted with counterparties totaling $489 million as of December 31, 2009. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered as of December 31, 2009, the remaining related liquidity requirement would have totaled $450 million after reduction for derivative assets under netting arrangements (before consideration of the amount of assets under the liens). See Note 10 for a description of other obligations that are supported by asset liens.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $2.087 billion at December 31, 2009. This amount is before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets under related liens.

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

Concentrations of Credit Risk

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. As of December 31, 2009, total credit risk exposure to all counterparties related to derivative contracts totaled $3.9 billion. The net exposure to those counterparties totaled $1.2 billion after taking into effect master netting arrangements, setoff provisions and collateral. As of December 31, 2009, the credit risk exposure to the banking and financial sector represented more than 90% of the total credit risk exposure. As of December 31, 2009, the largest net exposure to a single counterparty totaled $491 million. Exposure to the banking and financial sector counterparties is considered to be within an acceptable level of risk tolerance because substantially all of this exposure is with counterparties with credit ratings of “A” or better. However, this concentration increases the risk that a default by any of these counterparties would have a material adverse effect on EFC Holdings’ financial condition and results of operations.

The transactions with these counterparties contain certain provisions that would require the counterparties to post collateral in the event of a material downgrade in their credit rating. EFC Holdings maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty. Credit enhancements such as parent guarantees, letters of credit, surety bonds, liens on assets and margin deposits are also utilized. Prospective material adverse changes in the payment history or financial condition of a counterparty or downgrade of its credit quality result in the reassessment of the credit limit with that counterparty. The process can result in the subsequent reduction of the credit limit or a request for additional financial assurances. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts are owed to the counterparties related to the commodity contracts or delays in receipts of expected settlements if the counterparties owe amounts to EFC Holdings.

16. INVESTMENTS

The investments balance consists of the following:

	Successor
	December 31, 2009	December 31, 2008
Nuclear decommissioning trust	$475	$385
Assets related to employee benefit plans, including employee savings programs, net of distributions	18	36
Land	41	42
Investment in natural gas gathering pipeline business (a)	44	—
Investment in unconsolidated affiliate	10	17
Miscellaneous other	3	4

Total investments	$591	$484

(a)	A controlling interest in this previously consolidated subsidiary was sold in August 2009.

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

	December 31, 2009
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$211	$8	$(3)	$216
Equity securities (c)	195	83	(19)	259

Total	$406	$91	$(22)	$475

	December 31, 2008
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$203	$4	$(14)	$193
Equity securities (c)	181	46	(35)	192

Total	$384	$50	$(49)	$385

(a)	Includes realized gains and losses of securities sold.
(b)	The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody’s. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.44% and 3.77% and an average maturity of 7.8 years and 8.0 years at December 31, 2009 and 2008, respectively.
(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at December 31, 2009 mature as follows: $82 million in one to five years, $32 million in five to ten years and $102 million after ten years.

Assets Related to Employee Benefit Plans

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. EFH Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2009 and 2008, the face amount of these policies allocated to subsidiaries of EFC Holdings totaled $25 million and $109 million, and the net cash surrender values totaled $12 million and $32 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at fair value.

17. TERMINATION OF OUTSOURCING ARRANGEMENTS

In connection with the closing of the Merger, EFH Corp. and TCEH commenced a review, under the change of control provisions, of certain outsourcing arrangements with Capgemini, Capgemini America, Inc. and Capgemini North America, Inc. (collectively, CgE). In 2008, EFH Corp. and TCEH executed a Separation Agreement with CgE. Simultaneous with the execution of that Separation Agreement, Oncor entered into a substantially similar Separation Agreement with CgE. The Separation Agreements principally provide for (i) notice of termination of each of the Master Framework Agreements, dated as of May 17, 2004, as each has been amended, between Capgemini and each of TCEH and Oncor and the related service agreements under each of the Master Framework Agreements and (ii) termination of the joint venture arrangements between EFH Corp. (and its applicable subsidiaries) and CgE. Under the Master Framework Agreements and related services agreements, Capgemini provided to EFC Holdings and its subsidiaries outsourced support services, including information technology, customer care and billing, human resources, procurement and certain finance and accounting activities. As a result, during 2008:

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

The carrying value of TCEH’s share of the purchase option was $98 million prior to the application of purchase accounting (recorded as a noncurrent asset). The effects of the termination of the outsourcing arrangements, including an accrued liability of $38 million for incremental costs to exit and transition the services, were included in the final purchase price allocation. See Note 2 for additional disclosure, including a reversal to income of a portion of the liability recorded in purchase accounting.

18. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS

Pension Plan

Subsidiaries of EFC Holdings are participating employers in the EFH Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by EFH Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of ERISA. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

Effective October 1, 2007, all new employees, with the exception of employees hired by Oncor, are not eligible to participate in the Retirement Plan. It is EFH Corp.’s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations.

Subsidiaries of EFC Holdings also participate in EFH Corp.’s supplemental unfunded retirement plans for certain employees whose retirement benefits cannot fully be earned under the qualified Retirement Plan, the information for which is included below.

Other Postretirement Employee Benefit (OPEB) Plan

Subsidiaries of EFC Holdings participate with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer OPEB in the form of health care and life insurance to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

Pension and OPEB Costs Recognized as Expense

The following details net pension and OPEB costs recognized as expense.

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Pension costs	$13	$6	$1	$4
OPEB costs	9	8	2	9

Total benefit costs recognized as expense	$22	$14	$3	$13

EFH Corp. uses the calculated value method to determine the market-related value of the assets held in trust. EFH Corp. includes the realized and unrealized gains or losses in the market-related value of assets over a rolling four-year period. Each year, 25% of such gains and losses for the current year and for each of the preceding three years is included in the market-related value. Each year, the market-related value of assets is increased for contributions to the plan and investment income and is decreased for benefit payments and expenses for that year.

The pension and OPEB amounts provided represent allocations to EFC Holdings of amounts related to EFH Corp.’s plans.

EFC Holdings has not been allocated any overfunded asset or underfunded liability related to its participation in EFH Corp.’s pension and OPEB plans.

Regulatory Recovery of Pension and OPEB Costs

PURA provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. These costs are associated with Oncor’s active and retired employees as well as active and retired personnel engaged in TCEH’s activities, related to their service prior to the deregulation and disaggregation of EFH Corp.’s business effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel.

Assumed Discount Rate

The discount rates reflected in net pension and OPEB costs are 6.90 and 6.85%, respectively, for the year ended December 31, 2009, 6.55% for the year ended December 31, 2008, 6.45% for the period October 11, 2007 through December 31, 2007 and 5.90% for the period January 1, 2007 through October 10, 2007. The expected rate of return on plan assets reflected in the 2009 cost amounts is 8.25% for the pension plan and 7.64% for other postretirement benefits.

Pension and OPEB Plan Cash Contributions

Pension plan contributions were $19 million, $1 million and $358 thousand in 2009, 2008 and 2007, respectively. OPEB plan contributions were $662 thousand, $196 thousand and $1 million in 2009, 2008 and 2007, respectively. Estimated funding to EFH Corp. in 2010 for the pension and OPEB plans total $171 thousand and $898 thousand, respectively. The increase in pension plan contributions in 2009 reflected transfers of investments related to the salary deferral and supplemental retirement plans.

Thrift Plan

Employees of EFC Holdings may participate in a qualified savings plan, the EFH Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan included an employee stock ownership component until October 10, 2007. Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax applicable payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Retirement Plan. Effective January 1, 2006 through the October 10, 2007, employees could reallocate or transfer all or part of their accumulated or future employer matching contributions to any of the plan’s other investment options. As of October 10, 2007, employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options. Contributions by EFC Holdings totaled $16 million, $14 million and $3 million for the years ended December 31, 2009 and 2008 and the period October 11, 2007 through December 31, 2007, respectively.

19. STOCK-BASED COMPENSATION PLANS

Successor

In December 2007, EFH Corp. established the 2007 Stock Incentive Plan for Key Employees of EFH Corp. and its Affiliates (2007 SIP). EFC Holdings bears the costs of EFH Corp.’s 2007 SIP for applicable management personnel engaged in its business activities. Incentive awards under the 2007 SIP may be granted to directors and officers and qualified managerial employees of EFH Corp. or its subsidiaries or affiliates in the form of non-qualified stock options, stock appreciation rights, restricted shares, deferred shares of common stock, the opportunity to purchase shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of EFH Corp.’s shares of common stock.

Stock Options — Under the terms of the 2007 SIP, options to purchase 9.0 million, 14.7 million and 14.1 million shares of EFH Corp. common stock were granted to certain EFC Holdings management employees in 2009, 2008 and December 2007, respectively. Of the options granted in 2009, 6.3 million were granted in exchange for previously granted options. Vested awards must be exercised within 10 years of the grant date. The options initially provided the holder the right to purchase EFH Corp. common stock for $5.00 per share. The terms of the options were fixed at grant date. The stock option awards under the 2007 SIP consist of three types of stock options. One-half of the options initially granted vest solely based upon continued employment over a specific period of time, generally five years, with the options vesting ratably on an annual basis over the period (Time-Based Options). One-half of the options initially granted vest based upon both continued employment and the achievement of targeted five-year EFH Corp. EBITDA levels (Performance-Based Options). The Performance-Based Options may also vest in part or in full upon the occurrence of certain specified liquidity events. All options remain exercisable for ten years from the date of grant. Prior to vesting, expenses are recorded if the achievement of the EBITDA levels is probable, and amounts recorded are adjusted or reversed if the probability of achievement of such levels changes. Probability of vesting is evaluated at least each quarter.

In October 2009, in consideration of the recent economic dislocation and the desire to provide incentives for retention, grantees of Performance-Based Options (excluding named executive officers and a small group of other employees) were provided an offer, which substantially all accepted, to exchange their unvested Performance-Based Options granted under the 2007 SIP with a strike price of $5.00 per share and a vesting schedule through October 2012 for new time-based stock options (Cliff-Vesting Options) granted under the 2007 SIP with a strike price of $3.50 per share (the then most recent market valuation of each share), with one-half of these options vesting in September 2012 and one-half of these options vesting in September 2014. Additionally, 2.0 million Cliff-Vesting Options were granted to certain other employees under the 2007 SIP with a strike price of $3.50 per share, vesting in September 2014. Substantially all of this group of employees also accepted an offer to exchange half of their unvested Performance-Based Options under the 2007 SIP with a strike price of $5.00 per share and a vesting schedule through December 2012 for new time-based stock options granted under the 2007 SIP with a strike price of $3.50 per share, vesting in September 2014.

The fair value of all options granted was estimated using the Black-Scholes option pricing model and the assumptions noted in the table below. Since EFH Corp. is a private company, expected volatility is based on actual historical experience of comparable publicly-traded companies for a term corresponding to the expected life of the options. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method prescribed by the SEC Staff Accounting Bulletin No. 107. The simplified method was used since EFH Corp. does not have stock option history upon which to base the estimate of the expected life and data for similar companies was not reasonably available. The risk-free rate is based on the US Treasury security with terms equal to the expected life of the option as of the grant date.

	Successor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007
Assumptions	Time-Based Options			Performance-Based Options
Expected volatility	30%	30% – 33%	30%	30%	30% – 33%	30%
Expected annual dividend	—	—	—	—	—	—
Expected life (in years)	6.4 – 7.4	6.0 – 6.5	6.4	5.6 – 7.6	5.0 – 7.3	5.4 –7.4
Risk-free rate	2.54% – 3.14%	1.51% – 3.41%	3.81%	2.51% – 3.25%	1.35% – 3.57%	3.92%

The weighted average grant-date fair value of the Time-Based Options granted in 2009, 2008 and December 2007 was $1.32, $1.92 and $1.92 per option, respectively. The weighted-average grant-date fair value of the Performance-Based Options granted in 2009, 2008 and December 2007 ranged from $1.16 to $1.42, $1.72 to $2.25 and $1.74 to $2.09, respectively, depending upon the performance period.

Compensation expense for Time-Based Options is based on the grant-date fair value and recognized over the vesting period as employees perform services. During 2009, 2008 and the 2007 Successor period, $4.6 million, $5.8 million and less than $60 thousand, respectively, was recognized by EFC Holdings for Time-Based Options, essentially all to expense.

As of December 31, 2009, there was approximately $25.0 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized ratably over a weighted-average period of approximately three to five years.

A summary of Time-Based Options activity is presented below:

	Year Ended December 31, 2009
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Total outstanding at beginning of period	13.3	$5.00	$—
Granted	8.8	3.50	—
Exercised	—	—	—
Forfeited	(2.1)	5.00	—

Total outstanding at end of period (weighted average remaining term of 8 - 10 years)	20.0	4.34	—
Exercisable at end of period (weighted average remaining term of 8 - 10 years)	(2.2)	5.00	—
Expected forfeitures	(0.1)	5.00	—

Expected to vest at end of period (weighted average remaining term of 8 - 10 years)	17.7	4.25	—

	Year Ended December 31, 2008
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Total outstanding at beginning of period	7.1	$5.00	$—
Granted	7.4	5.00	—
Exercised	—	—	—
Forfeited	(1.2)	5.00	—

Total outstanding at end of period (weighted average remaining term of 9 years)	13.3	5.00	—
Exercisable at end of period (weighted average remaining term of 9 years)	(2.3)	5.00	—
Expected forfeitures	(0.3)	5.00	—

Expected to vest at end of period (weighted average remaining term of 9 years)	10.7	5.00	—

	Period from October 11, 2007 through December 31, 2007
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Total outstanding at beginning of period	—	$—	$—
Granted	7.1	5.00	—
Exercised	—	—	—
Forfeited	—	—	—

Total outstanding at end of period (weighted average remaining term of 10 years)	7.1	5.00	—
Exercisable at end of period (weighted average remaining term of 10 years)	—	—	—
Expected forfeitures	(0.4)	5.00	—

Expected to vest at end of period (weighted average remaining term of 10 years)	6.7	5.00	—

	Year Ended December 31, 2009		Year Ended December 31, 2008		Period from October 11, 2007 through December 31, 2007
Nonvested Options	Options (millions)	Grant-Date Fair Value	Options (millions)	Grant-Date Fair Value	Options (millions)	Grant-Date Fair Value
Total nonvested at beginning of period	11.0	$2.05	7.1	$1.92	—	$—
Granted	8.8	1.32	7.4	1.89	7.1	1.92
Vested	(2.2)	1.93	(2.3)	1.80	—	—
Forfeited	(2.1)	1.84	(1.2)	1.92	—	—

Total nonvested at end of period	15.5	1.63	11.0	2.05	7.1	1.92

Compensation expense for Performance-Based Options is based on the grant-date fair value and recognized over the requisite performance and service periods for each tranche of options depending upon the achievement of financial performance, or if certain liquidity events occur, as discussed above. No amounts were expensed in 2009 for Performance-Based Options because the 2009 EBITDA target was not met. Additionally, most participants’ Performance-Based Options were exchanged for Time-Based Options in 2009. Expense recognized for Performance-Based Options in 2008 totaled $4.3 million. No amounts were expensed in the 2007 Successor period for Performance-Based Options because the performance period for the first tranche of the options did not begin until January 1, 2008.

As of December 31, 2009, there was approximately $7.4 million of unrecognized compensation expense related to nonvested Performance-Based Options, which EFC Holdings could record as an expense over a weighted-average period of approximately three to five years, subject to the achievement of financial performance being probable. A total of 2.4 million of the 2008 and none of the 2009 Performance-Based Options have vested.

A summary of Performance-Based Options activity is presented below:

	Year Ended December 31, 2009
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Outstanding at beginning of period	13.1	$5.00	$—
Granted	0.2	3.50	—
Exercised	—	—	—
Forfeited	(2.1)	5.00	—
Exchanged	(6.3)	5.00	—

Total outstanding at end of period (weighted average remaining term of 8 to 10 years)	4.9	5.00	—
Exercisable at end of period (weighted average remaining term of 8 to 10 years)	(2.4)	5.00	—
Expected forfeitures	(0.1)	5.00	—

Expected to vest at end of period (weighted average remaining term of 8 to 10 years)	2.4	5.00	—

	Year Ended December 31, 2008
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Outstanding at beginning of period	7.0	$5.00	$—
Granted	7.3	5.00	—
Exercised	—	—	—
Forfeited	(1.2)	5.00	—

Total outstanding at end of period (weighted average remaining term of 9 years)	13.1	5.00	—
Exercisable at end of period (weighted average remaining term of 9 years)	—	—	—
Expected forfeitures	(0.3)	5.00	—

Expected to vest at end of period (weighted average remaining term of 9 years)	12.8	5.00	—

	Period from October 11, 2007 through December 31, 2007
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Outstanding at beginning of period	—	$—	$—
Granted	7.0	5.00	—
Exercised	—	—	—
Forfeited	—	—	—

Total outstanding at end of period (weighted average remaining term of 10 years)	7.0	5.00	—
Exercisable at end of period (weighted average remaining term of 10 years)	—	—	—
Expected forfeitures	(0.3)	5.00	—

Expected to vest at end of period (weighted average remaining term of 10 years)	6.7	5.00	—

	Year Ended December 31, 2009		Year Ended December 31, 2008		Period from October 11, 2007 through December 31, 2007
Nonvested Options	Options (millions)	Grant-Date Fair Value	Options (millions)	Grant-Date Fair Value	Options (millions)	Grant-Date Fair Value
Total nonvested at beginning of period	13.1	$1.73 – 2.25	7.0	$1.74 – 2.09	—	$—
Granted	0.2	1.16 – 1.42	7.3	1.72 – 2.25	7.0	1.74 –2.09
Vested	(2.4)	1.73 – 2.25	—	—	—	—
Forfeited	(2.1)	1.77 – 1.92	(1.2)	1.74 – 2.09	—	—
Exchanged	(6.3)	1.13 – 2.25	—	—	—	—

Total nonvested at end of period	2.5	1.16 – 2.01	13.1	1.73 – 2.25	7.0	1.74 – 2.09

Other Share and Share-Based Awards — In 2008, EFH Corp. granted 1.75 million deferred share awards, each of which represents the right to receive one share of EFH Corp. stock, to certain management employees of EFC Holdings who agreed to forego share-based awards that vested at the Merger date. The deferred share awards are fully vested and are payable in cash or stock upon the earlier of change of control or separation of service. No expense was recorded in 2008 related to these awards. An additional 150 thousand deferred share awards were granted to certain management employees of EFC Holdings in 2008, which are payable in cash or stock; these awards vest over periods of two to three years, and $122 thousand in expense was recorded in 2008 to recognize the vesting. The deferred share awards are accounted for as liability awards; therefore, the effects of changes in value of EFH Corp. shares are recognized in earnings. In 2009, a $1.4 million reversal of expense was recorded to recognize vesting and changes in the value of shares of EFH Corp. Also in 2009, 120 thousand deferred share awards were surrendered by an employee upon his termination of employment.

Predecessor

Prior to the Merger, EFC Holdings bore the costs of the EFH Corp. shareholder-approved long-term incentive plans for applicable management personnel engaged in its business activities. EFH Corp. provided discretionary awards of performance units to qualified management employees that were payable in its common stock. The awards generally vested over a three year period and the number of shares ultimately earned was based on the performance of EFH Corp.’s stock over the vesting period as compared to peer companies and established thresholds. EFH Corp. established restrictions that limited certain employees’ opportunities to liquidate vested awards.

EFH Corp. determined the fair value of its stock-based compensation awards utilizing a valuation model that took into account three principal factors: expected volatility of the stock price of EFH Corp. and peer group companies, dividend rate of EFH Corp. and peer group companies and the restrictions limiting liquidation of vested stock awards. Based on the fair values determined under this model, EFC Holdings’ reported expense related to the awards totaled $6 million ($4 million after tax) for the period from January 1, 2007 through October 10, 2007. The number of awards granted, net of forfeitures, totaled 37 thousand for the period from January 1, 2007 through October 10, 2007.

With respect to awards to personnel engaged in EFC Holdings’ activities, the fair value of awards that vested in the period from January 1, 2007 through October 10, 2007 totaled $152 million based on the vesting date share prices.

20. RELATED–PARTY TRANSACTIONS

The following represent the significant related-party transactions of EFC Holdings:

•

TCEH incurs electricity delivery fees charged by Oncor. These fees totaled $1.0 billion for the years ended December 31, 2009 and 2008, $209 million for the period from October 11, 2007 through December 31, 2007 and $827 million for the period from January 1, 2007 through October 10, 2007.

•

Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, EFC Holdings’ financial statements reflect a noninterest bearing note payable to Oncor of $254 million ($37 million reported as current liabilities) at December 31, 2009 and $289 million ($35 million reported as current liabilities) at December 31, 2008.

•

TCEH reimburses Oncor for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense totaled $42 million for the year ended December 31, 2009, $46 million for the year ended December 31, 2008, $11 million for the period from October 11, 2007 through December 31, 2007 and $38 million for the period from January 1, 2007 through October 10, 2007.

•

The average daily balances of current and noncurrent advances to parent totaled $4.2 billion for the period from January 1, 2007 through October 10, 2007. Interest income earned on the advances totaled $205 million on weighted average annual interest rates of 6.3% for the period from January 1, 2007 through October 10, 2007. These advances were settled in conjunction with the Merger.

•

In December 2005, EFC Holdings received a $1.5 billion note from EFH Corp. in partial settlement of outstanding advances to parent. EFH Corp. settled the note in connection with the Merger. The note carried interest at a rate based on the weighted average cost of EFC Holdings’ short-term borrowings. Interest income related to this note totaled $71 million for the period from January 1, 2007 through October 10, 2007.

•

Notes receivable from EFH Corp. are payable to EFC Holdings on demand and arise from borrowings used for the working capital and general corporate purposes of EFH Corp. The notes totaled $1.406 billion and $584 million at December 31, 2009 and 2008, respectively. In November 2008, EFH Corp. repaid $253 million of such notes, which related to payments of principal and interest on EFH Corp. debt, in connection with distributions received by EFH Corp. from the sale of noncontrolling interests in Oncor. The average daily balance of the notes for the years ended December 31, 2009 and December 31, 2008 was $944 million and $410 million, respectively, and from the first issuance date in November 2007 until December 31, 2007 was $20 million. The notes carry interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income totaled $51 million for the year ended December 31, 2009, $32 million for the year ended December 31, 2008 and $257 thousand for the period from October 11, 2007 through December 31, 2007.

•

An EFH Corp. subsidiary charges subsidiaries of EFC Holdings for financial, accounting, environmental and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $82 million for the year ended December 31, 2009, $66 million for the year ended December 31, 2008, $16 million for the period from October 11, 2007 through December 31, 2007 and $45 million for the period from January 1, 2007 through October 10, 2007.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on EFC Holdings’ balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor and remitted to TCEH, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities on EFC Holdings’ balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by EFC Holdings are offset by a net change in the intercompany receivable/payable with Oncor, which in turn results in a change in Oncor’s net regulatory asset/liability. At December 31, 2009 and 2008, the excess of the decommissioning liability over the trust fund balance resulted in a receivable from Oncor totaling $85 million and $127 million, respectively.

•

TCEH had posted cash collateral of $15 million as of December 31, 2009 and 2008 to Oncor related to interconnection agreements for three generation units being developed by TCEH. The collateral is reported in EFC Holdings’ balance sheet in other current assets. In January 2010, Oncor returned $11 million of this collateral along with $1 million in related interest.

•

EFC Holdings has a 53.1% limited partnership interest, with a carrying value of $10 million and $17 million at December 31, 2009 and 2008, respectively, in an EFH Corp. subsidiary holding software and other computer-related assets. Equity losses related to this interest totaled $6 million for the year ended December 31, 2009, $10 million for the year ended December 31, 2008, $2 million for the period from October 11, 2007 through December 31, 2007 and $5 million for the period from January 1, 2007 through October 10, 2007. These losses primarily represent amortization of software assets held by the subsidiary and are reported as other deductions.

•

EFH Corp. files a consolidated federal income tax return; however, EFC Holdings’ federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if EFC Holdings files its own income tax return. As a result, EFC Holdings had an income taxes payable to EFH Corp. of $50 million and $33 million at December 31, 2009 and December 31, 2008, respectively.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of December 31, 2009 and 2008, TCEH had posted a letter of credit in the amount of $15 million and $13 million, respectively, for the benefit of Oncor.

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

•

As a result of the November 2009 debt exchanges discussed in Note 10, EFH Corp. and Intermediate Holding acquired $81 million and $100 million, respectively, principal amount of EFH Corp. Senior Notes guaranteed by EFC Holdings and Intermediate Holding and EFH Corp. and Intermediate Holding acquired $64 million and $79 million, respectively, principal amount of TCEH 10.25% Notes, which they are holding as an investment. See Note 10 for additional information.

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with EFC Holdings in the normal course of business.

•	Affiliates of the Sponsor Group may acquire debt or debt securities issued by EFC Holdings or its subsidiaries in open market transactions or through loan syndications.

See Note 4 for contributions of entities and net assets to EFC Holdings, Note 9 for information regarding the accounts receivable securitization program and related subordinated notes receivable from TXU Receivables Company, Note 10 for guarantees and push-down of certain EFH Corp. debt, Note 12 for cash distributions to EFH Corp. and Note 18 for the assumption by Oncor of certain EFC Holdings pension and OPEB costs.

21. SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$2,767	$2,799	$648	$352
Unrealized mark-to-market net (gain) loss on interest rate swaps	(696)	1,477	—	—
Amortization of interest rate swap losses at dedesignation of hedge accounting	183	66	1	8
Amortization of fair value debt discounts resulting from purchase accounting	17	19	5	—
Amortization of debt issuance costs and discounts	124	130	56	10
Capitalized interest primarily related to generation facility construction	(274)	(304)	(58)	(41)

Total interest expense and related charges	$2,121	$4,187	$652	$329

Restricted Cash

	Successor
	At December 31, 2009		At December 31, 2008
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 10)	$—	$1,135	$—	$1,250
Amounts related to margin deposits held	1	—	4	—

Total restricted cash	$1	$1,135	$4	$1,250

Inventories by Major Category

	Successor
	December 31, 2009	December 31, 2008
Materials and supplies	$156	$134
Fuel stock	204	162
Natural gas in storage	33	65

Total inventories	$393	$361

Property, Plant and Equipment

	Successor
	December 31, 2009	December 31, 2008
Generation	$20,416	$16,842
Other assets	351	126

Total	20,767	16,968
Less accumulated depreciation	2,316	1,270

Net of accumulated depreciation	18,451	15,698
Construction work in progress	2,087	4,771
Nuclear fuel (net of accumulated amortization of $426 and $235)	430	433
Held for sale	12	—

Property, plant and equipment — net	$20,980	$20,902

Depreciation expense totaled $1.051 billion, $1.018 billion, $232 million and $230 million for the years ended December 31, 2009 and 2008, the period October 11, 2007 through December 31, 2007 and the period January 1, 2007 through October 10, 2007, respectively.

EFC Holdings began depreciating two recently completed lignite-fueled generation units in the fourth quarter of 2009.

Assets related to capitalized leases included above totaled $167 million at both December 31, 2009 and 2008, net of accumulated depreciation.

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

The following table summarizes the changes to the asset retirement liability, reported in other noncurrent liabilities and deferred credits in the balance sheet, during the years ended December 31, 2009 and 2008:

Asset retirement liability at January 1, 2008	$773
Additions:
Accretion	48
Incremental mining reclamation costs	59
Reductions:
Payments, essentially all mining reclamation	(21)

Asset retirement liability at December 31, 2008	$859

Additions:
Accretion	59
Incremental mining reclamation costs	59
Reductions:
Payments, essentially all mining reclamation	(29)

Asset retirement liability at December 31, 2009	$948

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	Successor
	December 31, 2009	December 31, 2008
Uncertain tax positions (including accrued interest)	$1,044	$861
Asset retirement obligations	948	859
Unfavorable purchase and sales contracts	700	727
Retirement plan and other employee benefits	48	56
Other	9	25

Total other noncurrent liabilities and deferred credits	$2,749	$2,528

Unfavorable Purchase and Sales Contracts — Unfavorable purchase and sales contracts primarily represent the extent to which contracts on a net basis were unfavorable to market prices as of the date of the Merger. These are contracts for which: (i) TCEH has made the “normal” purchase or sale election allowed or (ii) the contract did not meet the definition of a derivative under accounting standards related to derivative instruments and hedging transactions. Under purchase accounting, TCEH recorded the value as of October 10, 2007 as a deferred credit. Amortization of the deferred credit related to unfavorable contracts is primarily on a straight-line basis, which approximates the economic realization, and is recorded as revenues or a reduction of purchased power costs as appropriate. The amortization amount totaled $27 million and $30 million in 2009 and 2008, respectively, and $5 million in the 2007 Successor period. Favorable purchase and sales contracts are recorded as intangible assets (see Note 3).

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2010	$27
2011	27
2012	27
2013	26
2014	25

Supplemental Cash Flow Information

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from October 11, 2007 through December 31, 2007	Period from January 1, 2007 through October 10, 2007
Cash payments related to:
Interest paid (a)	$2,305	$2,588	$283	$364
Capitalized interest	(274)	(304)	(58)	(41)

Interest paid (net of capitalized interest) (a)	2,031	2,284	225	323
Income taxes	27	(240)	—	909
Noncash investing and financing activities:
Noncash contribution from EFH Corp. related to Merger financing and other activities	—	—	301	—
Effect of push down of debt from Parent	(33)	—	(2,182)	—
Effect of Parent’s payment of interest and issuance of toggle notes as consideration for cash interest, net of tax, on pushed down debt	227	140	24	—
Capital leases	15	16	16	59
Purchase accounting adjustment	—	(51)	—	—
Noncash contribution related to EFH Corp. stock-based compensation	4	10	—	6
Noncash construction expenditures (b)	130	132	129	134
Below market values of power sales agreements (c)	—	—	—	264
Promissory note issued in conjunction with acquisition of mining-related assets	—	—	—	65
Noncash contribution related to allocated pension adjustment	—	—	—	8

(a)	Net of interest received on interest rate swaps.
(b)	Represents end-of-period accruals.
(c)	Multi-year power sales agreement entered into with Alcoa Inc. and recorded as part of the construction work-in-process asset balance for the Sandow 5 coal-fueled generation unit.

22. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

In 2007, TCEH and TCEH Finance, as Co-Issuers, issued $3.0 billion 10.25% Senior Notes due 2015, $2.0 billion 10.25% Series B Senior Notes due 2015 and $1.75 billion 10.50%/11.25% Senior Toggle Notes due 2016 (the TCEH Senior Notes). In May and November 2009, the Co-Issuers issued an additional $98 million and $104 million, respectively, of the Senior Toggle Notes (see Note 10). The TCEH Senior Notes are unconditionally guaranteed by EFC Holdings and by each subsidiary that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes. The guarantees rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. All other subsidiaries of EFC Holdings, either direct or indirect, do not guarantee the TCEH Senior Notes (collectively the Non-Guarantors). The indenture governing the TCEH Senior Notes contains certain restrictions, subject to certain exceptions, on EFC Holdings’ ability to pay dividends or make investments (see Note 12).

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered “ in order to present the condensed consolidating statements of income and the condensed consolidating statements of cash flows of EFC Holdings (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors for the years ended December 31, 2009 and 2008, the period from October 11, 2007 through December 31, 2007 and the period from January 1, 2007 through October 10, 2007 and the condensed consolidating balance sheets as of December 31, 2009 and 2008 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Amounts in these financial statements have been recast to reflect the change in guarantors arising from the sale of a controlling interest in a subsidiary in the three months ended September 30, 2009. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, including the effects of the push down of $2.313 billion and $2.250 billion principal amount of EFH Corp. Senior Notes and $58 million principal amount of EFH Corp. 9.75% Senior Secured Notes to the Parent Guarantor as of December 31, 2009 and December 31, 2008, respectively, and the TCEH Notes and the TCEH Senior Secured Facilities to the Other Guarantors. TCEH Finance’s sole function is to be the co-issuer of the TCEH Notes; therefore, it has no other independent assets, liabilities or operations (see Notes 10 and 11).

EFC Holdings (parent entity) received dividends from its consolidated subsidiaries totaling $1.135 billion for the Predecessor period from January 1, 2007 through October 10, 2007. No dividends were received in 2009, 2008 or for the period from October 11, 2007 through December 31, 2007 (see Note 12).

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2009

(millions of dollars)

	Successor
	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$7,911	$—	$—	$7,911
Fuel, purchased power costs and delivery fees	—	—	(3,934)	—	—	(3,934)
Net gain from commodity hedging and trading activities	—	1,049	687	—	—	1,736
Operating costs	—	—	(693)	—	—	(693)
Depreciation and amortization	—	—	(1,172)	—	—	(1,172)
Selling, general and administrative expenses	—	(1)	(737)	(3)	—	(741)
Franchise and revenue-based taxes	—	—	(108)	—	—	(108)
Impairment of goodwill	—	(70)	—	—	—	(70)
Other income	—	20	39	—	—	59
Other deductions	—	—	(63)	—	—	(63)
Interest income	—	431	419	—	(788)	62
Interest expense and related charges	(289)	(2,646)	(1,696)	—	2,510	(2,121)

Income (loss) before income taxes	(289)	(1,217)	653	(3)	1,722	866

Income tax (expense) benefit	95	351	(201)	1	(597)	(351)

Equity earnings (losses) of subsidiaries	709	1,575	—	—	(2,284)	—

Net income (loss)	515	709	452	(2)	(1,159)	515

Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to EFC Holdings	$515	$709	$452	$(2)	$(1,159)	$515

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2008

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

For the Period from October 11, 2007 through December 31, 2007

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

For the Period from January 1, 2007 through October 10, 2007

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

at December 31, 2009

(millions of dollars)

	Successor
	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$77	$11	$6	$—	$94
Restricted cash	—	—	1	—	—	1
Advances to affiliates	3	—	5,470	—	(5,473)	—
Trade accounts receivable — net	—	2	1,007	—	—	1,009
Notes receivable from parent	—	1,432	—	—	(26)	1,406
Income taxes receivable from parent	2	—	7	—	(9)	—
Inventories	—	—	393	—	—	393
Commodity and other derivative contractual assets	—	530	1,809	—	—	2,339
Accumulated deferred income taxes	3	—	7	—	(9)	1
Margin deposits related to commodity positions	—	—	187	—	—	187
Other current assets	—	1	45	—	—	46

Total current assets	8	2,042	8,937	6	(5,517)	5,476

Restricted cash	—	1,135	—	—	—	1,135
Investments	(1,829)	21,308	581	—	(19,469)	591
Property, plant and equipment — net	—	—	20,901	79	—	20,980
Goodwill	—	10,252	—	—	—	10,252
Intangible assets — net	—	—	2,593	—	—	2,593
Commodity and other derivative contractual assets	—	921	612	—	—	1,533
Accumulated deferred income taxes	55	139	—	1	(195)	—
Other noncurrent assets, principally unamortized debt issuance costs	46	536	591	4	(492)	685

Total assets	$(1,720)	$36,333	$34,215	$90	$(25,673)	$43,245

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$953	$953	$—	$(953)	$953
Advances from affiliates	—	5,473	—	—	(5,473)	—
Long-term debt due currently	8	205	294	—	(205)	302
Trade accounts payable — nonaffiliates	—	—	744	4	—	748
Notes or other liabilities due to affiliates	26	—	200	3	(26)	203
Commodity and other derivative contractual liabilities	—	690	1,620	—	—	2,310
Margin deposits related to commodity positions	—	151	369	—	—	520
Accrued income taxes payable to parent	—	59	—	—	(9)	50
Accrued taxes other than income	—	—	75	—	—	75
Accumulated deferred taxes	—	9	—	—	(9)	—
Accrued interest	46	300	184	—	(181)	349
Other current liabilities	—	5	336	—	(2)	339

Total current liabilities	80	7,845	4,775	7	(6,858)	5,849

Accumulated deferred income taxes	—	—	5,590	—	(123)	5,467
Commodity and other derivative contractual liabilities	—	717	343	—	—	1,060
Notes or other liabilities due affiliates	—	—	217	—	—	217
Long-term debt, less amounts due currently held by affiliate	—	143	—	—	—	143
Long-term debt, less amounts due currently	2,462	29,401	28,267	—	(28,152)	31,978
Other noncurrent liabilities and deferred credits	4	58	2,687	—	—	2,749

Total liabilities	2,546	38,164	41,879	7	(35,133)	47,463

EFC Holdings’ shareholders’ equity	(4,266)	(1,831)	(7,664)	35	9,460	(4,266)
Noncontrolling interests in subsidiaries	—	—	—	48	—	48

Total equity	(4,266)	(1,831)	(7,664)	83	9,460	(4,218)

Total liabilities and equity	$(1,720)	$36,333	$34,215	$90	$(25,673)	$43,245

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

at December 31, 2008

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(millions of dollars)

	Successor
	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(8)	$(1,333)	$2,736	$(11)	$—	$1,384

Cash flows — financing activities:
Issuances of long-term debt	—	522	—	—	—	522
Retirements/repurchases of long-term debt	(7)	(174)	(98)	—	—	(279)
Decrease in short-term bank borrowings	—	53	—	—	—	53
Change in advances/notes-affiliates	15	286	—	41	(377)	(35)
Contributions from noncontrolling interests	—	—	—	48	—	48
Debt discount, financing and reacquisition expenses	—	(33)	—	(2)	—	(35)
Other-net	—	—	5	—	—	5

Cash provided by (used in) financing activities	8	654	(93)	87	(377)	279

Cash flows — investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(1,451)	(70)	—	(1,521)
Redemption of investment held in money market fund	—	142	—	—	—	142
Reduction of restricted cash related to letter of credit facility	—	115	—	—	—	115
Proceeds from sales of environmental allowances and credits	—	—	19	—	—	19
Purchases of environmental allowances and credits	—	—	(19)	—	—	(19)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	3,064	—	—	3,064
Investments in nuclear decommissioning trust fund securities	—	—	(3,080)	—	—	(3,080)
Changes in loans — affiliates	—	—	(1,199)	—	377	(822)
Net proceeds from sale of controlling interest in natural gas gathering pipeline business	—	40	—	—	—	40
Other-net	—	(16)	30	—	—	14

Cash provided by (used in) investing activities	—	281	(2,636)	(70)	377	(2,048)

Net change in cash and cash equivalents	—	(398)	7	6	—	(385)
Cash and cash equivalents — beginning balance	—	475	4	—	—	479

Cash and cash equivalents — ending balance	$—	$77	$11	$6	$—	$94

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Cash Flows

For the Year Ended December 31, 2008

(millions of dollars)

	Successor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	(3)	823	791	5	41	1,657

Cash flows — financing activities:
Issuances of long-term debt	—	1,685	—	—	—	1,685
Retirements/repurchases of long-term debt	(7)	(824)	(29)	—	—	(860)
Change in short-term bank borrowings	—	462	—	—	—	462
Change in advances/notes — affiliates	10	(1,805)	—	23	1,738	(34)
Other — net	—	(1)	37	—	—	36

Cash provided by (used in) financing activities	3	(483)	8	23	1,738	1,289

Cash flows — investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(2,046)	(28)	—	(2,074)
Investment held in money market fund	—	(142)	—	—	—	(142)
Reduction of restricted cash related to pollution control revenue bonds	—	29	—	—	—	29
Proceeds from sales of environmental allowances and credits	—	—	39	—	—	39
Purchases of environmental allowances and credits	—	—	(34)	—	—	(34)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	1,623	—	—	1,623
Investments in nuclear decommissioning trust fund securities	—	—	(1,639)	—	—	(1,639)
Cash settlements related to outsourcing contract termination	—	41	41	—	(41)	41
Change in loans — affiliates	—	—	1,180	—	(1,738)	(558)
Other — net	—	—	33	—	—	33

Cash used in investing activities	—	(72)	(803)	(28)	(1,779)	(2,682)

Net change in cash and cash equivalents	—	268	(4)	—	—	264
Cash and cash equivalents — beginning balance	—	207	8	—	—	215

Cash and cash equivalents — ending balance	$—	$475	$4	$—	$—	$479

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Cash Flows

For the Period from October 11, 2007 through December 31, 2007

(millions of dollars)

	Successor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	(310)	9	48	—	5	(248)

Cash flows — financing activities:
Issuances of long-term debt	—	33,732	—	—	—	33,732
Retirements/repurchases of long-term debt	(4)	(9,033)	(4)	—	—	(9,041)
Change in short-term bank borrowings	—	(1,617)	—	—	—	(1,617)
Distribution paid to parent	(21,000)	(21,000)	—	—	21,000	(21,000)
Change in advances/notes — affiliates	—	(918)	(9)	—	918	(9)
Other — net	—	(581)	4	—	—	(577)

Cash provided by (used in) financing activities	(21,004)	583	(9)	—	21,918	1,488

Cash flows — investing activities:
Contributions from subsidiaries	21,000	—	—	—	(21,000)	—
Capital expenditures and nuclear fuel purchases	—	—	(519)	—	—	(519)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	831	—	—	831
Investments in nuclear decommissioning trust fund securities	—	—	(835)	—	—	(835)
Proceeds from letter of credit facility posted with trustee	—	(1,250)	—	—	—	(1,250)
Change in loans — affiliates	314	—	475	—	(923)	(134)
Other — net	—	14	12	—	—	26

Cash provided by (used in) investing activities	21,314	(1,236)	(36)	—	(21,923)	(1,881)

Net change in cash and cash equivalents	—	(644)	3	—	—	(641)
Cash and cash equivalents — beginning balance	—	851	5	—	—	856

Cash and cash equivalents — ending balance	$—	$207	$8	$—	$—	$215

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Cash Flows

For the Period from January 1, 2007 through October 10, 2007

(millions of dollars)

	Predecessor
	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by operating activities	1,142	1,137	930	13	(1,991)	1,231

Cash flows — financing activities:
Issuances of long-term debt	—	1,000	—	—	—	1,000
Retirements/repurchases of long-term debt	(13)	(143)	(15)	—	—	(171)
Change in short-term borrowings	—	1,237	—	—	—	1,237
Distributions paid to parent	(1,135)	(1,135)	(851)	—	1,986	(1,135)
Change in advances/notes — affiliates	—	(1,438)	(24)	—	1,438	(24)
Other — net	—	(8)	(4)	—	—	(12)

Cash provided by (used in) financing activities	(1,148)	(487)	(894)	—	3,424	895

Cash flows — investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(1,585)	—	—	(1,585)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	602	—	—	602
Investments in nuclear decommissioning trust fund securities	—	—	(614)	—	—	(614)
Change in advances — affiliates	6	—	1,554	(13)	(1,433)	114
Other — net	—	201	5	—	—	206

Cash provided by (used in) investing activities	6	201	(38)	(13)	(1,433)	(1,277)

Net change in cash and cash equivalents	—	851	(2)	—	—	849
Cash and cash equivalents — beginning balance	—	—	7	—	—	7

Cash and cash equivalents — ending balance	$—	$851	$5	$—	$—	$856

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of EFC Holdings’ management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2009. Based on the evaluation performed, EFC Holdings’ management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There has been no change in EFC Holdings’ internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, EFC Holdings’ internal control over financial reporting.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

MANAGEMENT’S ANNUAL REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Energy Future Competitive Holdings Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) for the company. Energy Future Competitive Holdings Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition or the deterioration of compliance with procedures or policies.

The management of Energy Future Competitive Holdings Company performed an evaluation as of December 31, 2009 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control — Integrated Framework. Based on the review performed, management believes that as of December 31, 2009 Energy Future Competitive Holdings Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/ JOHN F. YOUNG	/s/ PAUL M. KEGLEVIC
John F. Young, President and Chief Executive	Paul M. Keglevic, Executive Vice President and Chief Financial Officer

February 18, 2010

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is not presented as EFC Holdings meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 11.	EXECUTIVE COMPENSATION

Item 11 is not presented as EFC Holdings meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is not presented as EFC Holdings meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is not presented as EFC Holdings meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the board of directors of EFH Corp. (Committee) has adopted a policy relating to engagement of EFH Corp.’s independent auditor that applies to EFH Corp. and its consolidated subsidiaries, including EFC Holdings. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require:

1.	The annual review and preapproval by the Committee of all anticipated audit and non-audit services; and

2.	The quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services.

The Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) for EFCH in 2009 were pre-approved by the Committee.

The policy defines those non-audit services which Deloitte & Touche may also be engaged to provide as follows:

1.	Audit related services, including:

a.	due diligence accounting consultations and audits related to mergers, acquisitions and divestitures;

b.	employee benefit plan and political action plan audits;

c.	accounting and financial reporting standards consultation,

d.	internal control reviews, and

e.	attest services, including agreed upon procedures reports that are not required by statute or regulation.

2.	Tax related services, including:

a.	tax compliance;

b.	general tax consultation and planning,

c.	tax advice related to mergers, acquisitions, and divestitures, and

d.	communications with and request for rulings from tax authorities.

3.	Other services, including:

a.	process improvement, review and assurance;

b.	litigation and rate case assistance;

c.	forensic and investigative services, and

d.	training services.

The policy prohibits EFC Holdings from engaging its independent auditor to provide:

1.	Bookkeeping or other services related to EFC Holdings’ accounting records or financial statements;

2.	Financial information systems design and implementation services;

3.	Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;

4.	Actuarial services;

5.	Internal audit outsourcing services;

6.	Management or human resource functions;

7.	Broker-dealer, investment advisor, or investment banking services;

8.	Legal and expert services unrelated to the audit, and

9.	Any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits EFC Holdings’ independent auditor from providing tax or financial planning advice to any officer of EFC Holdings.

Compliance with the Committee’s policy relating to the engagement of Deloitte & Touche is monitored on behalf of the Committee by EFH Corp.’s chief internal audit executive. Reports describing the services provided by the firm and fees for such services are provided to the Committee no less often than quarterly.

For the years ended December 31, 2009 and 2008, fees billed to EFC Holdings by Deloitte & Touche were as follows:

	2009	2008
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other service requirements, provide comfort letters and consents	$5,131,000	$5,646,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	612,000	603,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	—	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance, and training services	—	—

Total	$5,743,000	$6,249,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits:

EFC Holdings’ Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2009

Exhibits	Previously Filed* With File Number	As Exhibit
(3)	Articles of Incorporation and By-laws

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(b)	—	Second Amended and Restated Articles of Incorporation of Energy Future Competitive Holdings Company (formerly known as TXU US Holdings Company)

3(b)	333-153529 Form S-4 (filed September 17, 2008)	3(e)	—	Restated Bylaws of Energy Future Competitive Holdings Company (formerly known as TXU US Holdings Company)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures**

Energy Future Holdings Corp.

4(a)	1-12833 Form 8-K (filed October 31, 2007)	4.1	—	Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017

4(b)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(a)	—	Second Supplemental Indenture, dated as of August 3, 2009, to Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Senior Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017

4(c)	1-12833 Form 8-K (filed November 20, 2009)	4.1	—	Indenture, dated as of November 16, 2009, relating to Energy Future Holdings Corp.’s 9.75% Senior Secured Notes due 2019

4(d)	1-12833 Form 10-K (filed February 19, 2010)	4(f)	—	Supplemental Indenture, dated as of July 8, 2008, to Indenture, dated as of October 31, 2007, relating to Energy Future Holdings Corp.’s 10.875% Notes due 2017 and 11.25%/12.00% Senior Toggle Notes due 2017

4(e)	1-12833 Form 8-K (filed January 19, 2010)	4.1	—	Indenture, dated as of November 16, 2009, relating to Energy Future Holdings Corp.’s 10.00% Senior Secured Notes due 2020

4(f)	1-12833 Form 8-K (filed January 19, 2010)	4.2	—	Registration Rights Agreement, dated January 12, 2010, relating to Energy Future Holdings Corp.’s 10.00% Senior Secured Notes due 2020

Exhibits	Previously Filed* With File Number	As Exhibit
Texas Competitive Electric Holdings Company LLC

4(g)	333-108876 Form 8-K (filed October 31, 2007)	4.2	—	Indenture, dated as of October 31, 2007, relating to Texas Competitive Electric Holdings Company LLC’s and TCEH Finance, Inc.’s 10.25% Senior Notes due 2015

4(h)	1-12833 Form 8-K (filed December 12, 2007)	4.1	—	First Supplemental Indenture, dated as of December 6, 2007, to Indenture, dated as of October 31, 2007, relating to Texas Competitive Electric Holdings Company LLC’s and TCEH Finance, Inc.’s 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016

4(i)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(b)	—	Second Supplemental Indenture, dated as of August 3, 2009, to Indenture, dated as of October 31, 2007, relating to Texas Competitive Electric Holdings Company LLC’s and TCEH Finance, Inc.’s 10.25% Senior Notes due 2015, 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016

(10)	Material Contracts

	Credit Agreements

10(a)	1-12833 Form 10-Q (Quarter ended September 30, 2007) (filed November 14, 2007)	10.C	—	$24,500,000,000 Credit Agreement, dated as of October 10, 2007, among Energy Future Competitive Holdings Company, Texas Competitive Electric Holdings Company LLC, as the borrower, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, collateral agent, swingline lender, revolving letter of credit issuer and deposit letter of credit issuer, Goldman Sachs Credit Partners L.P., as posting agent, posting syndication agent and posting documentation agent, J. Aron & Company, as posting calculation agent, JPMorgan Chase Bank, N.A., as syndication agent and revolving letter of credit issuer, Credit Suisse, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc. and Morgan Stanley Senior Funding, Inc., as co-documentation agents, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc., Morgan Stanley Senior Funding, Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and bookrunners, and Goldman Sachs Credit Partners L.P., as posting lead arranger and bookrunner

10(b)	1-12833 Form 8-K (filed August 10, 2009)	10.1	—	Amendment No. 1, dated as of August 7, 2009, to the $24,500,000,000 Credit Agreement dated as of October 10, 2007 among Energy Future Competitive Holdings Company, Texas Competitive Electric Holdings Company LLC, as the Borrower, Citibank, N.A., as Administrative Agent, Goldman Sachs Credit Partners L.P. as Posting Agent, J. Aron & Company, as Posting Calculation Agent and the several lenders thereto from time to time

10(c)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(ss)	—	Guarantee Agreement, dated as of October 10, 2007, by the guarantors party thereto in favor of Citibank, N.A., as collateral agent for the benefit of the secured parties under the $24,500,000,000 Credit Agreement

10(d)	1-12833 Form 8-K (filed August 10, 2009)	10.4	—	Amended and Restated Pledge Agreement, dated as of October 10, 2007, as amended and restated as of August 7, 2009, among Energy Future Competitive Holdings Company, Texas Competitive Electric Holdings Company LLC, the subsidiary pledgors party thereto, and Citibank, N.A., as collateral agent for the benefit of the secured parties under the $24,500,000,000 Credit Agreement

Exhibits	Previously Filed* With File Number	As Exhibit
10(e)	1-12833 Form 8-K (filed August 10, 2009)	10.3	—	Amended and Restated Security Agreement, dated as of October 10, 2007, as amended and restated as of August 7, 2009, among Energy Future Competitive Holdings Company, Texas Competitive Electric Holdings Company LLC, the subsidiary grantors party thereto, and Citibank, N.A., as collateral agent for the benefit of the secured parties under the $24,500,000,000 Credit Agreement

10(f)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(vv)	—	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to Fidelity National Title Insurance Company, as Trustee, for the benefit of Citibank, N.A., as Beneficiary

10(g)	1-12833 Form 8-K (filed August 10, 2009)	10.2	—	Amended and Restated Collateral Agency and Intercreditor Agreement, dated as of October 10, 2007, as amended and restated as of August 7, 2009, among Energy Future Competitive Holdings Company, Texas Competitive Electric Holdings Company LLC, the subsidiary guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, Lehman Brothers Commodity Services Inc., J. Aron & Company, Morgan Stanley Capital Group Inc., Citigroup energy Inc., and each other secured commodity hedge counterparty from time to time party thereto, and any other person that becomes a secured party pursuant thereto

	Other Material Contracts

10(h)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(qq)	—	Lease Agreement, dated as of February 14, 2002, between State Street Bank and Trust Company of Connecticut, National Association, as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor and EFH Properties Company, a Texas corporation, as Lessee (Energy Plaza Property)

10(i)	1-12833 Form 10-Q (Quarter ended June 30, 2007) (filed August 9, 2007)	10.1	—	First Amendment to Lease Agreement, dated as of June 1, 2007, between U.S. Bank, N.A. (as successor-in-interest to State Street Bank and Trust Company of Connecticut, National Association), as owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as Lessor, and EFH Properties Company, a Texas corporation, as Lessee (Energy Plaza Property)

10(j)	1-12833 Form 10-Q (Quarter ended June 30, 2007) (filed August 9, 2007)	10.2	—	Amended and Restated Engineering, Procurement and Construction Agreement, dated as of June 8, 2007, between Oak Grove Management Company LLC, a Delaware limited liability company and a wholly-owned, direct subsidiary of Texas Competitive Holdings Company LLC, and Fluor Enterprises, Inc., a California corporation (confidential treatment has been requested for portions of this exhibit)

10(k)	1-12833 Form 10-Q (Quarter ended September 30, 2007) (filed November 14, 2007)	10.B	—	Engineering, Procurement and Construction Agreement, dated as of May 26, 2006, between Texas Competitive Electric Holdings Company LLC (as successor-in-interest to EFC Holdings) and Bechtel Power Corporation (confidential treatment has been requested for portions of this exhibit)

Exhibits	Previously Filed* With File Number	As Exhibit
10(l)	1-12833 Form 10-K (2006) (filed March 2, 2007)	10(iii)	—	Amended and Restated Transaction Confirmation by Generation Development Company LLC (formerly known as TXU Generation Development Company LLC), dated February 2007 (subsequently assigned to Texas Competitive Electric Holdings Company LLC on October 10, 2007) (confidential treatment has been requested for portions of this exhibit)

10(m)	1-12833 Form 10-K (2006) (filed March 2, 2007)	10(jjj)	—	Transaction Confirmation by Generation Development Company LLC, dated February 2007 (subsequently assigned to Texas Competitive Electric Holdings Company LLC on October 10, 2007) (confidential treatment has been requested for portions of this exhibit)

10(n)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(sss)	—	ISDA Master Agreement, dated as of October 25, 2007, between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

10(o)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(ttt)	—	Schedule to the ISDA Master Agreement, dated as of October 25, 2007, between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

10(p)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(uuu)	—	Form of Confirmation between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

10(q)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(vvv)	—	ISDA Master Agreement, dated as of October 29, 2007, between Texas Competitive Electric Holdings Company LLC and Credit Suisse International

10(r)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(www)	—	Schedule to the ISDA Master Agreement, dated as of October 29, 2007, between Texas Competitive Electric Holdings Company LLC and Credit Suisse International

10(s)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(xxx)	—	Form of Confirmation between Texas Competitive Electric Holdings Company LLC and Credit Suisse International

(12)	Statement Regarding Computation of Ratios

(12)(a)			—	Computation of Ratio of Earnings to Fixed Charges

(18)	Letter re Change in Accounting Principles

18(a)			—	EFC Holdings Preferability Letter

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits	Previously Filed* With File Number	As Exhibit
(32)	Section 1350 Certifications

32(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(a)	Post-Effective Amendment No. 1 to 33-55408 Form S-3 (filed July, 1993)	99(b)	—	Amended Agreement dated as of January 30, 1990, between Energy Future Competitive Holdings Company (formerly known as Texas Utilities Electric Company) and Tex-La Electric Cooperative of Texas, Inc.

99(b)			—	TCEH Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2008 and 2007

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2008 and 2007

99(d)			—	Texas Competitive Electric Holdings Company LLC Consolidated Financial Statements as of December 31, 2009

*	Incorporated herein by reference
**	Certain instruments defining the rights of holders of long-term debt of the registrant’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees, upon request of the SEC, to furnish a copy of any such omitted instrument.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Competitive Holdings Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

Date: February 18, 2010	By	/s/ JOHN F. YOUNG
(John F. Young, President and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Competitive Holdings Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN F. YOUNG (John F. Young, President and Chief Executive)	Principal Executive Officer	February 18, 2010

/s/ PAUL M. KEGLEVIC (Paul M. Keglevic, Executive Vice President and Chief Financial Officer)	Principal Financial Officer	February 18, 2010

/s/ STANLEY J. SZLAUDERBACH (Stanley J. Szlauderbach, Senior Vice President and Controller)	Principal Accounting Officer	February 18, 2010

/s/ FREDERICK M. GOLTZ (Frederick M. Goltz)	Director	February 18, 2010

/s/ MICHAEL MACDOUGALL (Michael MacDougall)	Director	February 18, 2010