Form 10-Q
period 2010-03-31
Energy Future Competitive Holdings CO
filed 2010-05-04
CIK 1445049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

— OR —

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number 333-153529-02

Energy Future Competitive Holdings Company

(Exact name of registrant as specified in its charter)

Texas	75-1837355
(State of incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)

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

Common Stock Outstanding at April 30, 2010: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

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

This Form 10-Q and other Securities and Exchange Commission filings of EFC Holdings and its subsidiaries occasionally make references to EFH Corp., EFC Holdings (or “the company”), TCEH, TXU Energy or Luminant when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or any other affiliate.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K	EFC Holdings’ Annual Report on Form 10-K for the year ended December 31, 2009

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under certain debt arrangements of TCEH and EFH Corp. See the definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. EFC Holdings is providing TCEH’s and EFH Corp.’s Adjusted EBITDA in this Form 10-Q (see reconciliation in Exhibits 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of the certain covenants contained in the debt arrangements. EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFC Holdings’ presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH, and/or its consolidated subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EFH Corp. Senior Secured Notes	Refers collectively to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.’s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GHG	greenhouse gas

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

kWh	kilowatt-hours

Lehman	Refers to certain subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in 2008.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier in ERCOT (generally natural gas plants), by the market price of natural gas. Forward wholesale electricity market price quotes in ERCOT are generally limited to two or three years; accordingly, forward market heat rates are generally limited to the same time period. Forecasted market heat rates for time periods for which market price quotes are not available are based on fundamental economic factors and forecasts, including electricity supply, demand growth, capital costs associated with new construction of generation supply, transmission development and other factors.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NRC	US Nuclear Regulatory Commission

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor
Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

RRC	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SG&A	selling, general and administrative

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy markets activities. Its major subsidiaries include Luminant and TXU Energy.

TCEH Finance	Refers to TCEH Finance, Inc., a direct, wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.

TCEH Senior Notes	Refers collectively to TCEH’s 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes due November 1, 2015 Series B (collectively, TCEH 10.25% Notes) and TCEH’s 10.50%/11.25% Senior Toggle Notes due November 1, 2016 (TCEH Toggle Notes).

TCEH Senior Secured Facilities	Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 4 to Financial Statements for details of these facilities.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

v

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

(millions of dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Operating revenues	$1,999	$1,766
Fuel, purchased power costs and delivery fees	(1,047)	(843)
Net gain from commodity hedging and trading activities	1,213	1,128
Operating costs	(197)	(168)
Depreciation and amortization	(337)	(276)
Selling, general and administrative expenses	(183)	(172)
Franchise and revenue-based taxes	(22)	(25)
Impairment of goodwill	—	(70)
Other income (Note 13)	14	3
Other deductions (Note 13)	(5)	(9)
Interest income	21	7
Interest expense and related charges (Note 13)	(821)	(471)

Income before income taxes	635	870

Income tax expense	(234)	(344)

Net income	401	526

Net income attributable to noncontrolling interests	(1)	—

Net income attributable to EFC Holdings	$400	$526

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

(millions of dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net income	$401	$526

Other comprehensive income, net of tax effects:

Cash flow hedges:
Net decrease in fair value of derivatives (net of tax benefit of $— and $9)	—	(17)
Derivative value net loss related to hedged transactions recognized during the period and reported in net income (net of tax benefit of $10 and $15)	19	26

Total effect of cash flow hedges	19	9

Comprehensive income	420	535

Comprehensive income attributable to noncontrolling interests	(1)	—

Comprehensive income attributable to EFC Holdings	$419	$535

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(millions of dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flows — operating activities:
Net income	$401	$526
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	425	387
Deferred income tax expense — net	227	350
Impairment of goodwill	—	70
Unrealized net gains from mark-to-market valuations of commodity positions	(993)	(1,030)
Unrealized net (gains) losses from mark-to-market valuations of interest rate swaps	107	(205)
Bad debt expense (Note 3)	36	20
Stock-based incentive compensation expense	3	2
Losses on dedesignated cash flow hedges (interest rate swaps)	29	40
Other, net	(5)	3
Changes in operating assets and liabilities:
Impact of accounts receivable sales program (Note 3)	(383)	(34)
Margin deposits — net	45	65
Other operating assets and liabilities	190	260

Cash provided by operating activities	82	454

Cash flows — financing activities:
Issuances of long-term debt (Note 4)	—	212
Repayments of long-term debt (Note 4)	(132)	(124)
Decrease in short-term borrowings (Note 4)	(700)	—
Notes/loans from affiliates	730	—
Decrease in income tax-related note payable to Oncor	(9)	(8)
Contributions from noncontrolling interests (Note 6)	6	26
Net short-term borrowings under accounts receivable sales program (Note 3)	393	—
Debt discount, financing and reacquisition expenses	1	(2)
Other, net	9	1

Cash provided by financing activities	298	105

Cash flows — investing activities:
Capital expenditures	(320)	(354)
Nuclear fuel purchases	(44)	(46)
Money market fund redemptions	—	142
Proceeds from sale of environmental allowances and credits	3	4
Purchases of environmental allowances and credits	(5)	(9)
Changes in restricted cash	(16)	3
Proceeds from sales of nuclear decommissioning trust fund securities	564	1,402
Investments in nuclear decommissioning trust fund securities	(568)	(1,406)
Other, net	1	26

Cash used in investing activities	(385)	(238)

Net change in cash and cash equivalents	(5)	321

Cash and cash equivalents — beginning balance	94	479

Cash and cash equivalents — ending balance	$89	$800

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions of dollars)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$89	$94
Restricted cash (Note 13)	17	1
Trade accounts receivable — net (2010 includes $784 in pledged amounts related to a variable interest entity (Notes 3 and 11))	1,146	1,009
Notes receivable from parent (Note 12)	1,405	1,406
Inventories (Note 13)	381	393
Commodity and other derivative contractual assets (Note 9)	3,689	2,339
Accumulated deferred income taxes	120	1
Margin deposits related to commodity positions	211	187
Other current assets	46	46

Total current assets	7,104	5,476

Restricted cash (Note 13)	1,135	1,135
Receivable from affiliate (Note 12)	76	85
Investments (Note 13)	616	591
Property, plant and equipment — net (Note 13)	20,959	20,980
Goodwill (Note 2)	10,252	10,252
Intangible assets — net (Note 2)	2,540	2,593
Commodity and other derivative contractual assets (Note 9)	2,291	1,533
Other noncurrent assets, principally unamortized debt issuance costs	564	600

Total assets	$45,537	$43,245

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings (2010 includes $393 related to a variable interest entity (Notes 3 and 4))	$646	$953
Long-term debt due currently (Note 4)	240	302
Trade accounts payable	640	748
Trade accounts and other payables to affiliates	218	203
Notes payable to affiliate (Note 12)	729	—
Commodity and other derivative contractual liabilities (Note 9)	3,438	2,310
Margin deposits related to commodity positions	589	520
Accrued income taxes payable to parent (Note 12)	64	50
Accrued taxes other than income	51	75
Accrued interest	600	349
Other current liabilities	202	339

Total current liabilities	7,417	5,849

Accumulated deferred income taxes	5,816	5,467
Commodity and other derivative contractual liabilities (Note 9)	1,132	1,060
Notes or other liabilities due affiliates (Note 12)	208	217
Long-term debt held by affiliate (Note 12)	170	143
Long-term debt, less amounts due currently (Note 4)	31,893	31,978
Other noncurrent liabilities and deferred credits (Note 13)	2,714	2,749

Total liabilities	49,350	47,463

Commitments and Contingencies (Note 5)

Equity (Note 6):

EFC Holdings shareholder’s equity	(3,875)	(4,266)
Noncontrolling interests in subsidiaries	62	48

Total equity	(3,813)	(4,218)

Total liabilities and equity	$45,537	$43,245

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2009 Form 10-K with the exception of the prospective adoption of amended guidance regarding transfers of financial assets that resulted in the accounts receivable securitization program no longer being accounted for as a sale of accounts receivable and the funding under the program now reported as short-term borrowings as discussed in Note 3 and the prospective adoption of amended guidance that requires reconsideration of consolidation conclusions for all variable interest entities that resulted in the consolidation of TXU Receivables Company. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2009 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Changes in Accounting Standards

In June 2009, the FASB issued new guidance that requires reconsideration of consolidation conclusions for all variable interest entities and other entities with which EFC Holdings is involved. EFC Holdings adopted this new guidance as of January 1, 2010. See Note 11 for discussion of EFC Holdings’ evaluation of variable interest entities. There were no other material effects on EFC Holdings’ financial statements as a result of the adoption of this new guidance. New disclosures are provided in Note 11.

In June 2009, the FASB issued new guidance regarding accounting for transfers of financial assets that eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. EFC Holdings adopted this new guidance as of January 1, 2010. Accordingly, the trade accounts receivable amounts under the accounts receivable securitization program discussed in Note 3 are prospectively reported as pledged balances, and the related funding amounts are reported as short-term borrowings. Prior to January 1, 2010, the activity was accounted for as a sale of accounts receivable in accordance with previous accounting standards, which resulted in the funding being recorded as a reduction of accounts receivable. This new guidance did not impact the covenant-related ratio calculations in EFC Holdings’ debt agreements.

2.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Reported goodwill totaled $10.25 billion as of both March 31, 2010 and December 31, 2009.

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	As of March 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$235	$228	$463	$215	$248
Favorable purchase and sales contracts	700	388	312	700	374	326
Capitalized in-service software	190	33	157	184	28	156
Environmental allowances and credits	993	234	759	992	212	780
Mining development costs	39	8	31	32	5	27

Total intangible assets subject to amortization	$2,385	$898	1,487	$2,371	$834	1,537

Trade name (not subject to amortization)			955			955

Mineral interests (not currently subject to amortization)			98			101

Total intangible assets			$2,540			$2,593

Amortization expense related to intangible assets (including income statement line item) consisted of:

		Three Months Ended March 31,
Intangible Asset	Income Statement Line	2010	2009
Retail customer relationship	Depreciation and amortization	$20	$21

Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	14	42

Capitalized in-service software	Depreciation and amortization	5	2

Environmental allowances and credits	Fuel, purchased power costs and delivery fees	22	21

Mining development costs	Depreciation and amortization	2	—

Total amortization expense		$63	$86

Estimated Amortization of Intangible Assets —The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Amount
2010	$236
2011	179
2012	143
2013	126
2014	112

3.	TRADE ACCOUNTS RECEIVABLE AND SALE OF RECEIVABLES PROGRAM

TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). Under the program, TXU Energy (originator) sells trade accounts receivable to TXU Receivables Company, which is an entity created for the special purpose of purchasing receivables from the originator and is a wholly-owned bankruptcy-remote direct subsidiary of EFH Corp. Effective January 1, 2010 TXU Receivables Company is consolidated by EFC Holdings in accordance with amended consolidated accounting standards as discussed in Note 11. TXU Receivables Company sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. In accordance with the amended transfers and servicing accounting standard as discussed in Note 1, the trade accounts receivable amounts under the program are reported as pledged balances, and the related funding amounts are reported as short-term borrowings. Prior to January 1, 2010, TXU Receivables Company was not consolidated by EFC Holdings and the activity was accounted for as a sale of accounts receivable in accordance with previous accounting standards, which resulted in the funding being recorded as a reduction of accounts receivable.

The maximum funding amount currently available under the accounts receivable securitization program is $700 million. Program funding totaled $393 million at March 31, 2010. Under the terms of the program, available funding was reduced by the total of $76 million of customer deposits held by the originator at March 31, 2010 because TCEH’s credit ratings were lower than Ba3/BB—.

All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued a subordinated note payable to the originator for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originator that was funded by the sale of the undivided interests. The subordinated note issued by TXU Receivables Company is subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated note payable, which is eliminated in consolidation beginning January 1, 2010, totaled $391 million and $463 million at March 31, 2010 and December 31, 2009, respectively.

The discount from face amount on the purchase of receivables from the originator principally funds program fees paid to the funding entities. The program fees consist primarily of interest costs on the underlying financing. Consistent with the change in balance sheet presentation of the funding discussed above, the program fees are currently reported as interest expense and related charges but were previously reported as losses on sale of receivables reported in SG&A expense. The discount also funds a servicing fee, which is reported as SG&A expense, paid by TXU Receivables Company to EFH Corporate Services Company (Service Co.), a direct wholly-owned subsidiary of EFH Corp., which provides recordkeeping services and is the collection agent for the program.

Program fee amounts were as follows:

	Three Months Ended March 31,
	2010	2009
Program fees	$2	$4
Program fees as a percentage of average funding (annualized)	2.2%	3.7%

Funding under the program increased $10 million and decreased $34 million for the three month periods ending March 31, 2010 and 2009, respectively.

Activities of TXU Receivables Company were as follows:

	Three Months Ended March 31,
	2010	2009
Cash collections on accounts receivable	$1,541	$1,440
Face amount of new receivables purchased	(1,479)	(1,408)
Discount from face amount of purchased receivables	3	5
Program fees paid to funding entities	(2)	(4)
Servicing fees paid to Service Co. for recordkeeping and collection services	(1)	(1)
Increase (decrease) in subordinated notes payable	(72)	2

Financing/operating cash flows used by (provided to) originator under the program	$(10)	$34

Changes in funding under the program have previously been reported as operating cash flows, and the amended accounting rule requires that the amount of funding under the program upon the January 1, 2010 adoption ($383 million) be reported as a use of operating cash flows and a source of financing cash flows. All changes in funding subsequent to adoption of the amended standard are reported as financing activities.

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Receivables Company or Service Co. defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than Service Co., any parent guarantor of the originator or the originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. As of March 31, 2010, there were no such events of termination.

Upon termination of the program, liquidity would be reduced as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

Trade Accounts Receivable

	March 31, 2010	December 31, 2009
Wholesale and retail trade accounts receivable, including $784 in pledged retail receivables at March 31, 2010	$1,220	$1,473
Retail accounts receivable sold to TXU Receivables Company	—	(846)
Subordinated notes receivable from TXU Receivables Company	—	463
Allowance for uncollectible accounts	(74)	(81)

Trade accounts receivable — reported in balance sheet	$1,146	$1,009

Gross trade accounts receivable at March 31, 2010 and December 31, 2009 included unbilled revenues of $346 million and $468 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2010	2009
Allowance for uncollectible accounts receivable as of beginning of period	$81	$64
Increase for bad debt expense	36	20
Decrease for account write-offs	(43)	(29)

Allowance for uncollectible accounts receivable as of end of period	$74	$55

4.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At March 31, 2010, outstanding short-term borrowings totaled $646 million, which included $253 million under the TCEH Revolving Credit Facility at a weighted average interest rate of 3.74%, excluding certain customary fees, and $393 million under the sale of receivables program discussed in Note 3.

At December 31, 2009, EFC Holdings and its subsidiaries had outstanding short-term borrowings of $953 million (all under the TCEH Revolving Credit Facility) at a weighted average interest rate of 3.73%, excluding certain customary fees, at the end of the period.

Credit Facilities

EFC Holdings’ (through TCEH) credit facilities with cash borrowing and/or letter of credit availability at March 31, 2010 are presented below. The facilities are all senior secured facilities.

		At March 31, 2010
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Revolving Credit Facility (a)	October 2013	$2,700	$—	$253	$2,421
TCEH Letter of Credit Facility (b)	October 2014	1,250	—	1,250	—

Subtotal TCEH		$3,950	$—	$1,503	$2,421

TCEH Commodity Collateral Posting Facility (c)	December 2012	Unlimited	$—	$—	Unlimited

(a)	Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. Availability amount includes $141 million of commitments from Lehman that are only available from the fronting banks and the swingline lender and excludes $26 million of requested cash draws that have not been funded by Lehman. All outstanding borrowings under this facility at March 31, 2010 bear interest at LIBOR plus 3.5%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility.
(b)	Facility used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility were drawn at the inception of the facility, are classified as long-term debt, and except for $115 million related to a letter of credit drawn in June 2009, have been retained as restricted cash. Letters of credit totaling $701 million issued as of March 31, 2010 are supported by the restricted cash, and the remaining letter of credit availability totals $434 million.
(c)	Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 540 million MMBtu as of March 31, 2010. As of March 31, 2010, there were no borrowings under this facility. See “TCEH Senior Secured Facilities” below for additional information.

Long-Term Debt

At March 31, 2010 and December 31, 2009, long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	171
0.267% Floating Series 2001D-2 due May 1, 2033 (b)	97	97
0.248% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
0.267% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (d)	(143)	(147)

Senior Secured Facilities:
3.729% TCEH Initial Term Loan Facility maturing October 10, 2014 (e)(f)	16,038	16,079
3.729% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (e)(f)	4,065	4,075
3.748% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	1,250	1,250
0.231% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (g)	—	—

Other:
10.25% Fixed Senior Notes due November 1, 2015 (h)	3,000	3,000
10.25% Fixed Senior Notes due November 1, 2015, Series B (h)	2,000	2,000
10.50 / 11.25% Senior Toggle Notes due November 1, 2016 (h)	1,952	1,952
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	42	55
Capital lease obligations	86	153
Unamortized fair value discount (d)	(4)	(4)

Total TCEH	$29,826	$29,953

	March 31, 2010	December 31, 2009
EFC Holdings (parent entity)
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$51	$51
8.254% Fixed Notes due in quarterly installments through December 31, 2021	49	50
1.049% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017 (i)	915	915
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017 (i)	1,388	1,398
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019 (i)	58	58
10.000% EFH Corp. Fixed Senior Secured Notes due January 15, 2020 (i)	17	—
Unamortized fair value discount (d)	(10)	(11)

Total EFC Holdings	2,477	2,470

Total EFC Holdings consolidated	32,303	32,423
Less amount due currently	(240)	(302)
Less amount held by affiliates	(170)	(143)

Total long-term debt	$31,893	$31,978

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at March 31, 2010. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rate in effect at March 31, 2010. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.
(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(e)	Interest rate swapped to fixed on $16.30 billion principal amount.
(f)	Interest rates in effect at March 31, 2010.
(g)	Interest rate in effect at March 31, 2010, excluding quarterly maintenance fee of approximately $11 million. See “Credit Facilities” above for more information.
(h)	As discussed below and in Note 12, principal amounts of notes totaling $170 million and $143 million as of March 31, 2010 and December 31, 2009, respectively, are held by affiliates as a result of debt exchanges completed by EFH Corp. and Intermediate Holding in November 2009 and March 2010.
(i)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by EFC Holdings and pushed down (pushed-down debt) per the discussion below under “Push Down of EFH Corp. Notes.”

Debt-Related Activity in 2010 — Repayments of long-term debt in 2010 totaling $132 million represented principal payments at scheduled maturity dates as well as other repayments totaling $81 million, principally related to capitalized leases. Payments at scheduled amortization or maturity dates included $41 million repaid under the TCEH Initial Term Loan Facility and $10 million repaid under the TCEH Delayed Draw Term Loan Facility.

EFH Corp. 10% Senior Secured Notes — In January 2010, EFH Corp. issued $500 million aggregate principal amount of 10.000% Senior Secured Notes due 2020 (the EFH Corp. 10% Notes). The notes will mature on January 15, 2020, and interest is payable in cash in arrears on January 15 and July 15 of each year at a fixed rate of 10.00% per annum with the first interest payment due on July 15, 2010.

The EFH Corp. 10% Notes are fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding. The guarantee from Intermediate Holding is secured by the pledge of all membership interests and other investments Intermediate Holding owns or holds in Oncor Holdings or any of Oncor Holdings’ subsidiaries (the Collateral). The guarantee from EFC Holdings is not secured.

The EFH Corp. 10% Notes are a senior obligation and rank equally in right of payment with all senior indebtedness of EFH Corp. and are senior in right of payment to any future subordinated indebtedness of EFH Corp. These notes are effectively subordinated to any indebtedness of EFH Corp. secured by assets of EFH Corp. to the extent of the value of the assets securing such indebtedness and structurally subordinated to all indebtedness and other liabilities of EFH Corp.’s non-guarantor subsidiaries.

The guarantees of the EFH Corp. 10% Notes are the general senior obligations of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantee from Intermediate Holding is effectively senior to all unsecured indebtedness of Intermediate Holding to the extent of the value of the Collateral. The guarantee will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

Before January 15, 2013, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFH Corp. 10% Notes from time to time at a redemption price of 110.000% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any. EFH Corp. may redeem the notes at any time prior to January 15, 2015 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. EFH Corp. may also redeem the notes, in whole or in part, at any time on or after January 15, 2015, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control (as described in the indenture), EFH Corp. may be required to offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

2010 EFH Corp. Debt Exchanges and Repurchases — In a private exchange completed in March 2010, EFH Corp. issued an additional $34 million principal amount of EFH Corp. 10% Notes in exchange for $20 million principal amount of EFH Corp. Toggle Notes and $27 million principal amount of TCEH Toggle Notes. In private transactions completed in April 2010, EFH Corp. repurchased $5 million principal amount of EFH Corp. 10.875% Notes for cash of $3.64 million plus accrued interest and issued $66 million principal amount of EFH Corp. 10% Notes in exchange for $75 million principal amount of EFH Corp. Toggle Notes and $17 million principal amount of TCEH Toggle Notes. The EFH Corp. notes acquired in these March and April transactions have been cancelled, and the TCEH notes acquired are held as an investment by EFH Corp. See “Push Down of EFH Corp. Notes” below.

TCEH Senior Secured Facilities — The applicable rate on borrowings under the TCEH Initial Term Loan Facility, the TCEH Delayed Draw Term Loan Facility, the TCEH Revolving Credit Facility and the TCEH Letter of Credit Facility as of March 31, 2010 is provided in the long-term debt table and in the discussion of short-term borrowings above and reflects LIBOR-based borrowings.

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

The TCEH Initial Term Loan Facility is required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of such facility (approximately $41 million quarterly), with the balance payable in October 2014. The TCEH Delayed Draw Term Loan Facility is required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1% of the actual principal outstanding under such facility as of December 2009, with the balance payable in October 2014. Amounts borrowed under the TCEH Revolving Facility may be reborrowed from time to time until October 2013. The TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility will mature in October 2014 and December 2012, respectively.

TCEH Senior Notes — The indebtedness under TCEH’s and TCEH Finance’s 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes due November 1, 2015 Series B (collectively, TCEH 10.25% Notes) bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.25% per annum payable in cash. The indebtedness under the TCEH Toggle Notes bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest. For any interest period until November 2012, the issuers may elect to pay interest on the notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. TCEH elected to pay the PIK Interest for both interest payments in 2009, increasing the principal amount of the TCEH Toggle Notes. Once TCEH makes a PIK election, the election is valid for each succeeding interest payment period until TCEH revokes the election.

The TCEH 10.25% and Toggle Notes (collectively, the TCEH Senior Notes) are fully and unconditionally guaranteed on a joint and several unsecured basis by EFC Holdings (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities.

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

The Merger-related debt of EFH Corp. at March 31, 2010 consisted of $1.831 billion principal amount of 10.875% Senior Notes due November 2017 (EFH Corp. 10.875% Notes), $2.777 billion principal amount of EFH Corp. Toggle Notes, $115 million principal amount of 9.75% Senior Secured Notes due October 2019 (EFH Corp. 9.75% Notes) and $34 million of EFH Corp. 10% Notes. EFC Holdings’ balance sheet at March 31, 2010 reflects 50% of these amounts. As discussed above, in March 2010, $34 million of EFH Corp. 10% Notes were issued in exchange for $20 million of EFH Corp. Toggle Notes and $27 million principal amount of TCEH Toggle Notes.

The guarantees from EFC Holdings are not secured. The guarantees from Intermediate Holding with respect to the EFH Corp. 10% and 9.75% Notes are secured by the pledge of the Collateral. The guarantees are the general senior obligation of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantees will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

Borrowings under the EFH Corp. 10.875% Notes bear interest semiannually in arrears payable in cash on May 1 and November 1 of each year at a fixed rate of 10.875% per annum payable in cash. Borrowings under the EFH Corp. 9.75% Notes bear interest semiannually in arrears payable in cash on April 15 and October 15 of each year at a fixed rate of 9.75% per annum. Borrowings under the EFH Corp. Toggle Notes bear interest semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK Interest. The EFH Corp. Toggle Notes have the same interest payment election options as the TCEH Toggle Notes.

Before November 1, 2010, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of its 10.875% and Toggle Notes from time to time at a redemption price of 110.875% and 111.250%, respectively, of their respective aggregate principal amounts, plus accrued and unpaid interest, if any. EFH Corp. may redeem these notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. EFH Corp. may also redeem these notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. Before October 15, 2012, EFH Corp. with the net cash proceeds of certain equity offerings may redeem up to 35% of the aggregate principal amount of its 9.75% Notes from time to time at a redemption price of 109.750% of the aggregate principal amount, plus accrued and unpaid interest, if any. EFH Corp. may also redeem the notes at any time prior to October 15, 2014 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. EFH Corp. may redeem the notes, in whole or in part, at any time on or after October 15, 2014, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change in control of EFH Corp., EFH Corp. may be required to offer to repurchase its 10.875%, Toggle, 9.75% and 10% Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

TCEH Interest Rate Swap Transactions — As of March 31, 2010, TCEH has entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $16.30 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 8.3% on debt maturing from 2010 to 2014. No interest rate swap transactions were entered into in 2010.

As of March 31, 2010, TCEH has entered into interest rate basis swap transactions pursuant to which payments at floating interest rates of three-month LIBOR on an aggregate of $13.75 billion principal amount of senior secured term loans of TCEH were exchanged for floating interest rates of one-month LIBOR plus spreads ranging from 0.0625% to 0.2055%. Swaps related to an aggregate $2.5 billion principal amount of senior secured term loans of TCEH expired in the three months ended March 31, 2010. No interest rate basis swap transactions were entered into in 2010.

The interest rate swap counterparties are proportionately secured by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities. Changes in the fair value of such swaps are being reported in the income statement in interest expense and related charges, and such unrealized mark-to-market value changes totaled $107 million in net losses in the three months ended March 31, 2010 and $205 million in net gains in the three months ended March 31, 2009. The cumulative unrealized mark-to-market net liability related to the swaps totaled $1.320 billion at March 31, 2010, of which $165 million (pre-tax) was reported in accumulated other comprehensive income.

See Note 9 for discussion of collateral investments related to certain of these interest rate swaps.

5.	COMMITMENTS AND CONTINGENCIES

Guarantees

EFC Holdings has entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Residual value guarantees in operating leases — Subsidiaries of EFC Holdings are the lessee under various operating leases that guarantee the residual values of the leased assets. At March 31, 2010, the aggregate maximum amount of residual values guaranteed was approximately $13 million with an estimated residual recovery of approximately $13 million. These leased assets consist primarily of rail cars. The average life of the residual value guarantees under the lease portfolio is approximately six years.

See Note 4 above and Note 10 to Financial Statements in the 2009 Form 10-K for discussion of guarantees and security for certain of EFC Holdings’ indebtedness.

Letters of Credit

At March 31, 2010, TCEH had outstanding letters of credit under its credit facilities totaling $701 million as follows:

•	$304 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions;

•

$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$84 million to support TCEH’s REP’s financial requirements with the PUCT, and

•	$105 million for miscellaneous credit support requirements.

Litigation Related to Generation Facilities

In September 2007, an administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas was filed in the State District Court of Travis County, Texas. Plaintiffs asked that the District Court reverse the TCEQ’s approval of the Oak Grove air permit and the TCEQ’s adoption and approval of the TCEQ Executive Director’s Response to Comments, and remand the matter back to TCEQ for further proceedings. In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before the TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings. Finally, the plaintiffs in these two additional lawsuits filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to the SOAH for further proceedings. One of the plaintiffs asked the District Court to consolidate all these proceedings, and the Attorney General of Texas, on behalf of TCEQ, filed pleas to the jurisdiction seeking dismissal of all but the administrative appeal. In May 2009, the District Court dismissed the claims that contest the merits of the TCEQ’s permitting decision, but declined to dismiss the claims that contest the process by which the TCEQ handled the permit application. Oak Grove Management Company LLC (a subsidiary of TCEH) has subsequently intervened in these proceedings and has filed its own pleas to the jurisdiction asking the court to dismiss the remaining collateral attack claims. In October 2009, one of the plaintiffs ended its legal challenge to the permit. In December 2009, the Attorney General and Oak Grove Management Company LLC filed pleadings asking the court to dismiss the administrative appeal challenging the permit for want of prosecution by the plaintiffs. In January 2010, the court denied that request and set the case for a hearing on the merits in June 2010. In March 2010, the remaining two non-parties to the administrative hearing before the TCEQ and SOAH filed a notice of non-suit, thus ending their legal challenge. Therefore, only one plaintiff remains in the case. EFC Holdings believes the Oak Grove air permit granted by the TCEQ was issued in accordance with applicable law. There can be no assurance that the outcome of these matters will not adversely impact the Oak Grove project.

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

6.	EQUITY

Dividend Restrictions

There are no restrictions on EFC Holdings’ ability to use its retained earnings or net income to make distributions on its equity. However, EFC Holdings relies on distributions or loans from TCEH to meet its cash requirements, including funding of distributions. The TCEH Senior Secured Facilities and indenture governing the TCEH Senior Notes generally restrict TCEH’s ability to make distributions or loans to EFC Holdings. Thus, all of TCEH’s net income, which represents essentially all of EFC Holdings’ net income, is restricted from being used to make distributions or loans to EFC Holdings unless such distributions or loans are expressly permitted under the TCEH Senior Secured Facilities and indenture governing the TCEH Senior Notes. Those agreements generally permit TCEH to make unlimited distributions or loans to its parent companies, EFC Holdings and EFH Corp., for corporate overhead costs, SG&A expenses, taxes and principal and interest payments. In addition, those agreements contain certain investment and dividend baskets that would allow TCEH to make additional distributions and/or loans to its parent companies up to the amount of such baskets. The TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash distribution to Texas Holdings unless at the time, and after giving effect to such distribution, its consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0.

In addition, under applicable law, EFC Holdings would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or the company would be insolvent.

Noncontrolling Interests

In connection with the filing of a combined operating license application with the NRC for two new nuclear generation units, in January 2009, TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture, known as Comanche Peak Nuclear Power Company LLC (CPNPC), to further the development of the two new nuclear generation units using MHI’s US–Advanced Pressurized Water Reactor technology. Under the terms of the joint venture agreement, a subsidiary of TCEH owns an 88% interest in the venture and a subsidiary of MHI owns a 12% interest. This joint venture is a variable interest entity, and a subsidiary of TCEH is considered the primary beneficiary (see Note 11).

Equity

The following table presents the changes to equity for the three months ended March 31, 2010:

	EFC Holdings Shareholder’s Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$5,651	$(9,790)	$(127)	$48	$(4,218)
Net income	—	400	—	1	401
Effects of stock-based incentive compensation plans	3	—	—	—	3
Net effects of cash flow hedges	—	—	19	—	19
Effect of consolidation of TXU Receivables Company (Note 3)	—	—	—	7	7
Investment by noncontrolling interests	—	—	—	6	6
Effects of debt push-down from EFH Corp. (Note 4)	(32)	—	—	—	(32)
Other	—	—	1	—	1

Balance at March 31, 2010	$5,622	$(9,390)	$(107)	$62	$(3,813)

7.	FAIR VALUE MEASUREMENTS

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

At March 31, 2010, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$1,461	$4,067	$424	$17	$5,969
Interest rate swaps	—	11	—	—	11
Nuclear decommissioning trust – equity securities (c)	166	111	—	—	277
Nuclear decommissioning trust – debt securities (c)	—	218	—	—	218

Total assets	$1,627	$4,407	$424	$17	$6,475

Liabilities:
Commodity contracts	$1,668	$1,287	$268	$17	$3,240
Interest rate swaps	—	1,330	—	—	1,330

Total liabilities	$1,668	$2,617	$268	$17	$4,570

(a)	Level 3 assets and liabilities consist primarily of complex long-term power purchase and sales agreements, including a long-term wind generation purchase contract and certain natural gas positions (collars) in the long-term hedging program.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the Investments line on the balance sheet. See Note 13.

At December 31, 2009, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$918	$2,588	$350	$4	$3,860
Interest rate swaps	—	12	—	—	12
Nuclear decommissioning trust – equity securities (c)	154	105	—	—	259
Nuclear decommissioning trust – debt securities (c)	—	216	—	—	216

Total assets	$1,072	$2,921	$350	$4	$4,347

Liabilities:
Commodity contracts	$1,077	$796	$269	$4	$2,146
Interest rate swaps	—	1,224	—	—	1,224

Total liabilities	$1,077	$2,020	$269	$4	$3,370

(a)	Level 3 assets and liabilities consist primarily of complex long-term power purchase and sales agreements, including long-term wind generation purchase contracts and certain natural gas positions (collars) in the long-term hedging program.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the Investments line on the balance sheet. See Note 13.

Commodity contracts consist primarily of natural gas, electricity, fuel oil and coal derivative instruments entered into for hedging purposes and include physical contracts that have not been designated “normal” purchases or sales. See Note 9 for further discussion regarding the company’s use of derivative instruments.

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

There were no significant transfers between the levels of the fair value hierarchy for the three months ended March 31, 2010.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$81	$(72)
Total realized and unrealized gains (losses) (a):
Included in net income (loss)	51	16
Included in other comprehensive income (loss)	—	(26)
Purchases, sales, issuances and settlements (net) (b)	18	(16)
Transfers into Level 3 (c)	—	—
Transfers out of Level 3 (c)	6	20

Balance at end of period	$156	$(78)

Net change in unrealized gains (losses) included in net income relating to instruments held at end of period (d)	$54	$7

(a)	Substantially all changes in values of commodity contracts are reported in the income statement in net gain from commodity hedging and trading activities.
(b)	Settlements represent reversals of unrealized mark-to-market valuations of these positions previously recognized in net income. Purchases and issuances reflect option premiums paid or received.
(c)	Includes transfers due to changes in the observability of significant inputs. For 2010, in accordance with new accounting guidance issued by the FASB in January 2010, transfers in and out occur at the end of each quarter, which is when the assessments are performed. Prior period transfers in were assumed to transfer in at the beginning of the quarter and transfers out at the end of the quarter.
(d)	Includes unrealized gains and losses of instruments held at the end of the period.

8.	FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments attributable to EFC Holdings (including 50% of the EFH Corp. Merger-related debt) at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
On balance sheet assets (liabilities):

Long-term debt (including current maturities) (b):	$(32,217)	$(25,342)	$(32,270)	$(25,885)

Off balance sheet assets (liabilities):

Financial guarantees	$—	$(6)	$—	$(6)

(a)	Fair value determined in accordance with accounting standards related to the determination of fair value.
(b)	Excludes capital leases.

See Notes 7 and 9 for discussion of accounting for financial instruments that are derivatives.

9.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Risk Management Hedging Strategy

EFC Holdings enters into physical and financial derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage commodity price risk and interest rate risk exposure. EFC Holdings’ principal activities involving derivatives consist of a long-term hedging program and the hedging of interest costs on its long-term debt. See Note 7 for a discussion of the fair value of all derivatives.

Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales and related cash flows. In ERCOT, the wholesale price of electricity is highly correlated to the price of natural gas. Under the program, TCEH has entered into market transactions involving natural gas-related financial instruments and has sold forward natural gas through 2014. These transactions are intended to hedge a majority of electricity price exposure related to expected baseload generation for this period. Changes in the fair value of the instruments under the long-term hedging program are reported in the income statement in net gain (loss) from commodity hedging and trading activities.

Interest Rate Swap Transactions — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps are used to effectively reduce the hedged borrowing costs. Changes in the fair value of the swaps are recorded as unrealized gains and losses in interest expense and related charges. See Note 4 for additional information about these and other interest rate swap agreements.

Other Commodity Hedging and Trading Activity — In addition to the long-term hedging program, TCEH enters into derivatives, including electricity, natural gas, fuel oil and coal instruments, generally for shorter-term hedging purposes. To a limited extent, TCEH also enters into derivative transactions for proprietary trading purposes, principally in natural gas and electricity markets.

The following tables provide detail of commodity and other derivative contractual assets and liabilities, substantially all arising from mark-to-market accounting, as reported in the balance sheets at March 31, 2010 and December 31, 2009:

	Derivatives not under hedge accounting – March 31, 2010
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$3,668	$9	$12	$—	$3,689
Noncurrent assets	2,289	2	—	—	2,291
Current liabilities	(5)	—	(2,803)	(630)	(3,438)
Noncurrent liabilities	—	—	(432)	(700)	(1,132)

Net assets (liabilities)	$5,952	$11	$(3,223)	$(1,330)	$1,410

	Derivatives not under hedge accounting – December 31, 2009
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,327	$8	$4	$—	$2,339
Noncurrent assets	1,529	4	—	—	1,533
Current liabilities	—	—	(1,705)	(605)	(2,310)
Noncurrent liabilities	—	—	(441)	(619)	(1,060)

Net assets (liabilities)	$3,856	$12	$(2,142)	$(1,224)	$502

As of March 31, 2010 and December 31, 2009, there were no derivative positions accounted for as cash flow or fair value hedges.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet and totaled $380 million and $358 million in net liabilities at March 31, 2010 and December 31, 2009, respectively, which do not include the collateral investments related to certain interest rate swaps and commodity positions discussed immediately below. Reported amounts as presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because EFC Holdings may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

In 2009, EFH Corp. and TCEH entered into collateral funding transactions with counterparties to certain interest rate swap agreements related to TCEH debt. Under the terms of these transactions, which the companies elected to enter into as a cash management measure, as of December 31, 2009, EFH Corp. (parent) had posted $400 million in cash and TCEH had posted $65 million in letters of credit to the counterparties, with the outstanding balance of such collateral earning interest. TCEH had also entered into commodity hedging transactions with one of these counterparties, and under an arrangement effective August 2009, both the interest rate swaps and certain of the commodity hedging transactions with the counterparty are under the same derivative agreement, which continues to be secured by a first-lien interest in the assets of TCEH. In accordance with the agreements, the counterparties returned the collateral, along with accrued interest, on March 31, 2010.

The following table presents the pre-tax effect of derivatives not under hedge accounting on net income, including realized and unrealized effects:

	Three Months Ended March 31,
Derivative (Income statement presentation)	2010	2009

Commodity contracts (Net gain from commodity hedging and trading activities)	$1,203	$1,155

Interest rate swaps (Interest expense and related charges)	(276)	45

Net gain	$927	$1,200

The following tables present the pre-tax effect of derivative instruments previously accounted for as cash flow hedges on net income and other comprehensive income (OCI) for the three months ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010
Derivative	Amount of gain (loss) recognized in OCI (effective portion)	Income statement presentation of loss reclassified from accumulated OCI into income (effective portion)	Amount

Interest rate swaps	$—	Interest expense and related charges	$(29)

Commodity contracts	—	Fuel, purchased power costs and delivery fees	—

		Operating revenues	—

Total	$—		$(29)

Three Months Ended March 31, 2009
Derivative	Amount of loss recognized in OCI (effective portion)	Income statement presentation of loss reclassified from accumulated OCI into income (effective portion)	Amount

Interest rate swaps	$—	Interest expense and related charges	$(40)

Commodity contracts	(26)	Fuel, purchased power costs and delivery fees	—

		Operating revenues	(1)

Total	$(26)		$(41)

There were no transactions designated as cash flow hedges during the three months ended March 31, 2010. There were no ineffectiveness net gains or losses related to transactions designated as cash flow hedges in the three months ended March 31, 2009.

Accumulated other comprehensive income related to cash flow hedges at March 31, 2010 and December 31, 2009 totaled $107 million and $127 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. EFC Holdings expects that $46 million of net losses related to cash flow hedges included in accumulated other comprehensive income as of March 31, 2010 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Derivative Volumes — The following table presents the gross notional amounts of derivative volumes at March 31, 2010 and December 31, 2009:

	Notional Volume
Derivative type	March 31, 2010	December 31, 2009	Unit of Measure
Interest rate swaps:
Floating/fixed	$16,300	$16,300	Million US dollars
Basis	$13,750	$16,250	Million US dollars
Natural gas:
Long-term hedge forward sales and purchases (a)	3,182	3,402	Million MMBtu
Locational basis swaps	998	1,010	Million MMBtu
All other	1,582	1,433	Million MMBtu
Electricity	187,168	198,230	GWh
Coal	5	6	Million tons
Fuel oil	149	161	Million gallons

(a)	Represents gross notional forward sales, purchases and options of fixed and basis (price point) transactions in the long-term hedging program. The net amount of these transactions, excluding basis transactions, is 1.5 billion MMBtu and 1.6 billion MMBtu as of March 31, 2010 and December 31, 2009, respectively.

Credit Risk-Related Contingent Features

The agreements that govern EFC Holdings’ derivative instrument transactions may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of those agreements require the posting of collateral if TCEH’s credit rating is downgraded by one or more of the credit rating agencies; however, due to TCEH’s below investment grade credit ratings, substantially all of such collateral posting requirements are already effective.

As of March 31, 2010 and December 31, 2009, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $914 million and $687 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $121 million and $152 million as of March 31, 2010 and December 31, 2009, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, as of March 31, 2010 and December 31, 2009, the remaining related liquidity requirement would have totaled $28 million and $20 million, respectively, after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized primarily with asset liens include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. As of March 31, 2010 and December 31, 2009, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $1.812 billion and $1.400 billion, respectively, (before consideration of the amount of assets under the liens). There were no cash collateral and letters of credit posted with these counterparties to reduce the liquidity exposure as of March 31, 2010. The liquidity exposure associated with these liabilities was reduced by cash collateral and letters of credit posted with counterparties totaling $489 million as of December 31, 2009. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered as of March 31, 2010 and December 31, 2009, the remaining related liquidity requirement would have totaled $944 million and $450 million, respectively, after reduction for derivative assets under netting arrangements (before consideration of the amount of assets under the liens). See Note 10 to Financial Statements in the 2009 Form 10-K for a description of other obligations that are supported by asset liens.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $2.726 billion and $2.087 billion at March 31, 2010 and December 31, 2009, respectively. This amount is before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets under related liens.

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

Concentrations of Credit Risk

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. As of March 31, 2010, total credit risk exposure to all counterparties related to derivative contracts totaled $6.1 billion. The net exposure to those counterparties totaled $2.2 billion after taking into effect master netting arrangements, setoff provisions and collateral. As of March 31, 2010, the credit risk exposure to the banking and financial sector represented 92% of the total credit risk exposure, a significant amount of which is related to the long-term hedging program. As of March 31, 2010, the largest net exposure to a single counterparty totaled $909 million. Exposure to the banking and financial sector counterparties is considered to be within an acceptable level of risk tolerance because substantially all of this exposure is with counterparties with credit ratings of “A” or better. However, this concentration increases the risk that a default by any of these counterparties would have a material adverse effect on EFC Holdings’ financial condition and results of operations.

The transactions with these counterparties contain certain provisions that would require the counterparties to post collateral in the event of a material downgrade in their credit rating. EFC Holdings maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty. Credit enhancements such as parent guarantees, letters of credit, surety bonds, liens on assets and margin deposits are also utilized. Prospective material adverse changes in the payment history or financial condition of a counterparty or downgrade of its credit quality result in the reassessment of the credit limit with that counterparty. The process can result in the subsequent reduction of the credit limit or a request for additional financial assurances. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts are owed to the counterparties related to the derivative contracts or delays in receipts of expected settlements if the counterparties owe amounts to EFC Holdings.

10.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Subsidiaries of EFC Holdings are participating employers in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. Subsidiaries of EFC Holdings also participate with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and other postretirement employee benefits (OPEB) costs applicable to EFC Holdings totaled $9 million and $5 million for the three months ended March 31, 2010 and 2009, respectively.

The discount rate reflected in net pension and OPEB costs in 2010 is 5.90%. The expected rates of return on pension and OPEB plan assets reflected in the 2010 cost amounts are 8.0% and 7.6%, respectively.

Funding to EFH Corp. in the first three months of 2010 for the pension and OPEB plans totaled less than $1 million.

11.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

EFC Holdings adopted amended accounting standards on January 1, 2010 that require consolidation of a variable interest entity (VIE) if EFC Holdings has the power to direct the significant activities of the VIE and the right or obligation to absorb profit and loss from the VIE. A VIE is an entity with which EFC Holdings has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to EFC Holdings. As discussed below, EFC Holdings’ balance sheet includes assets and liabilities of VIEs that meet the consolidation standards.

EFC Holdings’ variable interests consist of equity investments and TXU Receivables Company, the activities of which are discussed in Note 3. In determining the appropriateness of consolidation of a VIE, EFC Holdings evaluates its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. EFC Holdings also examines the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

Consolidated VIEs

Effective January 1, 2010 TXU Receivables Company is consolidated by EFC Holdings in accordance with amended consolidation accounting standards because EFC Holdings (as the owner of TXU Energy) is the primary economic beneficiary of TXU Receivables Company, which is owned and controlled by its parent, EFH Corp.

EFC Holdings continues to consolidate CPNPC, which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at Comanche Peak using MHI’s US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of the equity interests, respectively (see Note 6).

The carrying amounts and classifications of the assets and liabilities related to EFC Holdings’ consolidated VIEs as of March 31, 2010 are as follows:

March 31, 2010
Assets:		Liabilities:
Cash and cash equivalents	$12	Short-term borrowings (a)	$393
Accounts receivable (a)	784	Trade accounts payable	3

Property, plant and equipment	87	Total liabilities	$396

Other noncurrent assets, including $1 current	6

Total assets	$889

(a)	As a result of the January 1, 2010 adoption of new accounting guidance related to transfers of financial assets, the balance sheet at March 31, 2010 reflects $784 million of pledged accounts receivable and $393 million of short-term borrowings (see Note 3).

The amended accounting standards require identification in the balance sheet of assets of consolidated VIEs that can only be used to settle the obligations of the VIE, as well as liabilities of consolidated VIEs for which the creditors of the VIE do not have recourse to EFC Holdings’ general credit, both of which apply to all of EFC Holdings’ consolidated VIEs.

Non-Consolidated VIEs

The carrying value of EFC Holdings’ variable interest in VIEs that it does not consolidate totaled $51 million at March 31, 2010. EFC Holdings’ maximum exposure to loss from these interests does not exceed its carrying value.

12.	RELATED–PARTY TRANSACTIONS

The following represent the significant related-party transactions of EFC Holdings:

•

TCEH incurs electricity delivery fees charged by Oncor. These fees totaled $264 million and $229 million for the three months ended March 31, 2010 and 2009, respectively. The balance sheet at March 31, 2010 and December 31, 2009 reflects amounts due currently to Oncor totaling $146 million and $151 million, respectively, primarily related to these delivery fees.

•

Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, the balance sheet reflects a noninterest bearing note payable to Oncor of $245 million ($37 million current portion included in trade accounts and other payables to affiliates) at March 31, 2010 and $254 million ($37 million current portion included in trade accounts and other payables to affiliates) at December 31, 2009.

•

TCEH reimburses Oncor for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense totaled $10 million and $11 million for the three months ended March 31, 2010 and 2009, respectively.

•

Notes receivable from EFH Corp. are payable to EFC Holdings on demand and arise from borrowings used for the working capital and general corporate purposes of EFH Corp. The notes totaled $1.405 billion and $1.406 billion at March 31, 2010 and December 31, 2009, respectively. The average daily balance of the notes for the three months ended March 31, 2010 and 2009 was $1.377 billion and $584 million, respectively. The notes carry interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income totaled $18 million and $8 million for the three months ended March 31, 2010 and 2009, respectively.

•

A note payable to EFH Corp. is payable by TCEH on demand and arises from borrowings used to repay borrowings under the TCEH Revolving Credit Facility. The note totaled $700 million at March 31, 2010. The average daily balance of the note for the three months ended March 31, 2010 was $296 million. The note carries interest at a rate based on the one-month LIBOR rate plus 3.50%, and interest expense totaled $3 million for the three months ended March 31, 2010. TCEH borrowed an additional $70 million under this note in April 2010. In addition, a note payable to EFH Corp. is payable by EFC Holdings on demand and arises from borrowings used to repay outstanding indebtedness. The note totaled $29 million at March 31, 2010. The note carries interest at a rate based on the one-month LIBOR rate plus 5.00%.

•

An EFH Corp. subsidiary charges subsidiaries of EFC Holdings for information technology, financial, accounting and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $46 million and $18 million for the three months ended March 31, 2010 and 2009, respectively. The increase was driven by services now provided by the EFH Corp. subsidiary that were previously outsourced and billed directly to EFC Holdings by the third party. The increase also reflected $11 million in new costs allocated from corporate, principally fees paid to the Sponsor Group.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on EFC Holdings’ balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor and remitted to TCEH, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported as receivable from affiliate on EFC Holdings’ balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by EFC Holdings are offset by a net change in the intercompany receivable/payable with Oncor, which in turn results in a change in Oncor’s net regulatory asset/liability. At March 31, 2010 and December 31, 2009, the excess of the decommissioning liability over the trust fund balance resulted in a noncurrent receivable from Oncor totaling $76 million and $85 million, respectively.

•

TCEH had posted cash collateral of $4 million and $15 million as of March 31, 2010 and December 31, 2009, respectively, to Oncor related to interconnection agreements for the generation units being developed by TCEH. The collateral is reported in EFC Holdings’ balance sheet in other current assets. In January 2010, Oncor returned $11 million of the collateral and paid $1 million in related accrued interest.

•

EFH Corp. files a consolidated federal income tax return; however, EFC Holdings’ federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if EFC Holdings files its own income tax return. As a result, EFC Holdings had income taxes payable to EFH Corp. of $64 million and $50 million at March 31, 2010 and December 31, 2009, respectively.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of March 31, 2010 and December 31, 2009, TCEH had posted a letter of credit in the amount of $16 million and $15 million, respectively, for the benefit of Oncor.

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

•

As a result of debt exchange transactions in March 2010 (see Note 4) and November 2009, as of March 31, 2010 and December 31, 2009, EFH Corp. held as an investment $91 million and $64 million, respectively, principal amount of TCEH Senior Notes and on both March 31, 2010 and December 31, 2009, Intermediate Holding held as an investment $79 million principal amount of TCEH Senior Notes. Interest accrued on the notes totaled $2 million for the three months ended March 31, 2010.

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with EFC Holdings in the normal course of business.

•	Affiliates of the Sponsor Group may acquire debt or debt securities issued by EFC Holdings or its subsidiaries in open market transactions or through loan syndications.

See Notes 4 and 5 for guarantees and push-down of certain EFH Corp. debt.

13.	SUPPLEMENTARY FINANCIAL INFORMATION

Stock-Based Compensation

Under the terms of the EFH Corp. 2007 Stock Incentive Plan (SIP), options to purchase 25 thousand and 500 thousand shares of EFH Corp. common stock were issued to certain EFC Holdings management employees, directors and advisors in the three months ended March 31, 2010 and 2009, respectively. Vested awards must be exercised within 10 years of the grant date. The terms of substantially all of the options were fixed at grant date. Options to purchase 100 thousand shares were forfeited during each of the three months ended March 31, 2010 and 2009.

Expenses recognized for options granted totaled $3.3 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. Pursuant to the 2007 SIP, a total of 800 thousand Performance-Based Options that were eligible to vest at the end of 2009 were declared vested by the Organization and Compensation Committee of EFH Corp.’s board of directors due to the extraordinary nature of economic conditions in 2009, despite the established 2009 EBITDA target not being met. Expenses for the three months ended March 31, 2010 included $1.6 million related to the vesting of these options.

Other Income and Deductions

	Three Months Ended March 31,
	2010	2009
Other income:
Adjustment to gain on sale of partial interest in natural gas gathering pipeline business (a)	$7	$—
Sales tax refund	5	—
Mineral rights royalty income	1	1
Other	1	2

Total other income	$14	$3

Other deductions:
Severance charges	$2	$5
Other	3	4

Total other deductions	$5	$9

(a)	Adjustment arose as a result of completion of fair value determination related to the respective parties’ investment balance.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2010	2009
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$681	$696
Unrealized mark-to-market net (gain) loss on interest rate swaps	107	(205)
Amortization of interest rate swap losses at dedesignation of hedge accounting	29	40
Amortization of fair value debt discounts resulting from purchase accounting	4	4
Amortization of debt issuance costs and discounts	31	30
Capitalized interest	(31)	(94)

Total interest expense and related charges	$821	$471

Restricted Cash

	At March 31, 2010		At December 31, 2009
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 4)	$—	$1,135	$—	$1,135
Amounts related to margin deposits held	17	—	1	—

Total restricted cash	$17	$1,135	$1	$1,135

Inventories by Major Category

	March 31, 2010	December 31, 2009
Materials and supplies	$157	$156
Fuel stock	198	204
Natural gas in storage	26	33

Total inventories	$381	$393

Investments

	March 31, 2010	December 31, 2009
Nuclear decommissioning trust	$495	$475
Assets related to employee benefit plans, including employee savings programs, net of distributions	16	18
Land	41	41
Investment in natural gas gathering pipeline business (a)	51	44
Investment in unconsolidated affiliate	9	10
Miscellaneous other	4	3

Total investments	$616	$591

(a)	A controlling interest in this previously consolidated subsidiary was sold in 2009.

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor’s customers as a delivery fee surcharge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding adjustment to Oncor’s regulatory asset/liability. A summary of investments in the fund follows:

	March 31, 2010
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$214	$6	$(2)	$218
Equity securities (c)	200	93	(16)	277

Total	$414	$99	$(18)	$495

	December 31, 2009
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$211	$8	$(3)	$216
Equity securities (c)	195	83	(19)	259

Total	$406	$91	$(22)	$475

(a)	Includes realized gains and losses of securities sold.
(b)	The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody’s. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.18% and 4.44% and an average maturity of 7.6 years and 7.8 years at March 31, 2010 and December 31, 2009, respectively.
(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at March 31, 2010 mature as follows: $85 million in one to five years, $34 million in five to ten years and $99 million after ten years.

Property, Plant and Equipment

As of March 31, 2010 and December 31, 2009, property, plant and equipment of $21.0 billion is stated net of accumulated depreciation and amortization of $3.1 billion and $2.7 billion, respectively.

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

The following table summarizes the changes to the asset retirement liability, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, during the three months ended March 31, 2010:

Asset retirement liability at January 1, 2010	$948
Additions:
Accretion	17
Reductions:
Payments, essentially all mining reclamation	(9)

Asset retirement liability at March 31, 2010	956
Less amounts due currently	(48)

Noncurrent asset retirement liability at March 31, 2010	$908

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2010	December 31, 2009
Uncertain tax positions (including accrued interest)	$1,057	$1,044
Asset retirement obligations	908	948
Unfavorable purchase and sales contracts	693	700
Retirement plan and other employee benefits	47	48
Other	9	9

Total other noncurrent liabilities and deferred credits	$2,714	$2,749

EFC Holdings does not expect the total amount of liabilities recorded related to uncertain tax positions will significantly increase or decrease within the next 12 months.

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $7 million in both the three months ended March 31, 2010 and 2009. Favorable purchase and sales contracts are recorded as intangible assets (see Note 2).

The estimated amortization of unfavorable purchase and sales contracts for each of the five fiscal years from December 31, 2009 is as follows:

Year	Amount
2010	$27
2011	27
2012	27
2013	26
2014	25

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2010	2009
Cash payments (receipts) related to:
Interest paid (a)	$428	$440
Capitalized interest	(31)	(94)

Interest paid (net of capitalized interest) (a)	397	346
Income taxes	13	(1)
Noncash investing and financing activities:
Noncash construction expenditures (b)	94	89
Capital leases	—	10
Noncash contribution related to EFH Corp. stock-based compensation	3	2

(a)	Net of interest received on interest rate swaps.
(b)	Represents end-of-period accruals.

14.	SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

As of March 31, 2010, TCEH and TCEH Finance, as Co-Issuers, had outstanding $3.0 billion 10.25% Senior Notes Due 2015, $2.0 billion 10.25% Senior Notes due 2015 Series B and $1.952 billion 10.50%/11.25% Senior Toggle Notes due 2016 (the TCEH Senior Notes). The TCEH Senior Notes are unconditionally guaranteed by EFC Holdings and by each subsidiary that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes. The guarantees rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. All other subsidiaries of EFC Holdings, either direct or indirect, do not guarantee the TCEH Senior Notes (collectively the Non-Guarantors). The indenture governing the TCEH Senior Notes contains certain restrictions, subject to certain exceptions, on EFC Holdings’ ability to pay dividends or make investments. See Note 6.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” in order to present the condensed consolidating statements of income and of cash flows of EFC Holdings (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors for the three months ended March 31, 2010 and 2009 and the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances, including the effects of the push down of $2.303 and $2.313 billion of the EFH Corp. Senior Notes and $75 million and $58 million of the EFH Corp. Senior Secured Notes to the Parent Guarantor and the TCEH Senior Notes and the TCEH Senior Secured Facilities to the Other Guarantors. TCEH Finance’s sole function is to be the co-issuer of the TCEH Senior Notes; therefore, it has no other independent assets, liabilities or operations (see Notes 4 and 5).

EFC Holdings (parent entity) received no dividends from its consolidated subsidiaries for the three months ended March 31, 2010 and 2009.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2010

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,999	$—	$—	$1,999
Fuel, purchased power costs and delivery fees	—	—	(1,047)	—	—	(1,047)
Net gain from commodity hedging and trading activities	—	685	528	—	—	1,213
Operating costs	—	—	(197)	—	—	(197)
Depreciation and amortization	—	—	(337)	—	—	(337)
Selling, general and administrative expenses	—	—	(183)	—	—	(183)
Franchise and revenue-based taxes	—	—	(22)	—	—	(22)
Other income	—	7	7	—	—	14
Other deductions	—	—	(5)	—	—	(5)
Interest income	—	95	109	—	(183)	21
Interest expense and related charges	(73)	(899)	(448)	—	599	(821)

Income (loss) before income taxes	(73)	(112)	404	—	416	635

Income tax (expense) benefit	24	34	(148)	—	(144)	(234)

Equity earnings of subsidiaries	449	527	—	—	(976)	—

Net income	400	449	256	—	(704)	401

Net income attributable to noncontrolling interests	—	—	(1)	—	—	(1)

Net income attributable to EFC Holdings	$400	$449	$255	$—	$(704)	$400

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2009

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,766	$—	$—	$1,766
Fuel, purchased power costs and delivery fees	—	—	(843)	—	—	(843)
Net gain from commodity hedging and trading activities	—	565	563	—	—	1,128
Operating costs	—	—	(168)	—	—	(168)
Depreciation and amortization	—	—	(276)	—	—	(276)
Selling, general and administrative expenses	—	—	(170)	(2)	—	(172)
Franchise and revenue-based taxes	—	—	(25)	—	—	(25)
Impairment of goodwill	—	(70)	—	—	—	(70)
Other income	—	—	3	—	—	3
Other deductions	—	—	(9)	—	—	(9)
Interest income	—	97	90	—	(180)	7
Interest expense and related charges	(72)	(613)	(409)	—	623	(471)

Income (loss) before income taxes	(72)	(21)	522	(2)	443	870

Income tax (expense) benefit	22	(23)	(191)	1	(153)	(344)

Equity earnings of subsidiaries	576	620	—	—	(1,196)	—

Net income (loss)	526	576	331	(1)	(906)	526

Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to EFC Holdings	$526	$576	$331	$(1)	$(906)	$526

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2010

(millions of dollars)

	Successor
	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(2)	$(366)	$835	$(385)	$—	$82

Cash flows – financing activities:
Retirements/repurchases of long-term debt	(1)	(51)	(80)	—	—	(132)
Decrease in short-term borrowings	—	(700)	—	—	—	(700)
Notes/loans from affiliate	—	700	(384)	—	414	730
Decrease in income tax-related note payable to Oncor	3	402	—	—	(414)	(9)
Contributions from noncontrolling interests	—	—	—	6	—	6
Net short-term borrowings under accounts receivable sales program	—	—	—	393	—	393
Debt discount, financing and reacquisition expenses	—	—	1	—	—	1
Other-net	—	—	9	—	—	9

Cash provided by (used in) financing activities	2	351	(454)	399	—	298

Cash flows – investing activities:
Capital expenditures	—	—	(312)	(8)	—	(320)
Nuclear fuel purchases	—	—	(44)	—	—	(44)
Proceeds from sales of environmental allowances and credits	—	—	3	—	—	3
Purchases of environmental allowances and credits	—	—	(5)	—	—	(5)
Changes in restricted cash	—	—	(16)	—	—	(16)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	564	—	—	564
Investments in nuclear decommissioning trust fund securities	—	—	(568)	—	—	(568)
Other-net	—	(2)	3	—	—	1

Cash provided by (used in) investing activities	—	(2)	(375)	(8)	—	(385)

Net change in cash and cash equivalents	—	(17)	6	6	—	(5)
Cash and cash equivalents – beginning balance	—	77	11	6	—	94

Cash and cash equivalents – ending balance	$—	$60	$17	$12	$—	$89

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2009

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(5)	$(710)	$1,171	$(2)	$—	$454

Cash flows – financing activities:
Issuances of long-term debt	—	212	—	—	—	212
Repayments of long-term debt	(1)	(41)	(82)	—	—	(124)
Decrease in income tax-related note payable to Oncor	—	707	—	—	(715)	(8)
Contributions from noncontrolling interests	—	—	—	26	—	26
Debt discount, financing and reacquisition expenses	—	(2)	—	—	—	(2)
Other, net	—	—	1	—	—	1

Cash provided by (used in) financing activities	(1)	876	(81)	26	(715)	105

Cash flows – investing activities:
Capital expenditures	—	—	(342)	(12)	—	(354)
Nuclear fuel purchases	—	—	(46)	—	—	(46)
Money market fund redemptions	—	142	—	—	—	142
Proceeds from sale of environmental allowances and credits	—	—	4	—	—	4
Purchases of environmental allowances and credits	—	—	(9)	—	—	(9)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	1,402	—	—	1,402
Investments in nuclear decommissioning trust fund securities	—	—	(1,406)	—	—	(1,406)
Changes in advances – affiliates	6	—	(721)	—	715	—
Other, net	—	—	29	—	—	29

Cash provided by (used in) investing activities	6	142	(1,089)	(12)	715	(238)

Net change in cash and cash equivalents	—	308	1	12	—	321
Cash and cash equivalents – beginning balance	—	475	4	—	—	479

Cash and cash equivalents – ending balance	$—	$783	$5	$12	$—	$800

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

at March 31 2010

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$60	$17	$12	$—	$89
Restricted cash	—	—	17	—	—	17
Advances to affiliates	2	—	5,845	—	(5,847)	—
Trade accounts receivable – net (includes $784 in pledged amounts related to VIE)	—	3	750	784	(391)	1,146
Income taxes receivable	2	204	—	—	(206)	—
Accounts receivable from affiliates	—	6	—	—	(6)	—
Notes receivable from parent	—	1,405	—	—		1,405
Inventories	—	—	381	—	—	381
Commodity and other derivative contractual assets	—	801	2,888	—	—	3,689
Accumulated deferred income taxes	—	86	34	—	—	120
Margin deposits related to commodity positions	—	—	211	—	—	211
Other current assets	—	—	46	—	—	46

Total current assets	4	2,565	10,189	796	(6,450)	7,104

Restricted cash	—	1,135	—	—	—	1,135
Receivable from affiliate	—	—	76	—	—	76
Investments	(1,357)	21,848	598	—	(20,473)	616
Property, plant and equipment – net	—	—	20,872	87	—	20,959
Goodwill	—	10,252	—	—	—	10,252
Intangible assets – net	—	—	2,540	—	—	2,540
Commodity and other derivative contractual assets	—	1,514	777	—	—	2,291
Accumulated deferred income taxes	58	—	—	1	(59)	—
Other noncurrent assets, principally unamortized debt issuance costs	44	508	473	5	(466)	564

Total assets	$(1,251)	$37,822	$35,525	$889	$(27,448)	$45,537

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (includes $393 related to VIE)	$—	$253	$253	$393	$(253)	$646
Advances from affiliates	—	5,847	—	—	(5,847)	—
Long-term debt due currently	8	205	232	—	(205)	240
Trade accounts payable	—	—	636	395	(391)	640
Trade accounts and other payables due to affiliates	—	—	221	3	(6)	218
Notes payable to affiliate	29	700	—	—	—	729
Commodity and other derivative contractual liabilities	—	988	2,450	—	—	3,438
Margin deposits related to commodity positions	—	202	387	—	—	589
Accrued income taxes payable to parent	—	—	269	1	(206)	64
Accrued taxes other than income	—	—	51	—	—	51
Accrued interest	115	485	353	—	(353)	600
Other current liabilities	—	5	200	—	(3)	202

Total current liabilities	152	8,685	5,052	792	(7,264)	7,417

Accumulated deferred income taxes	—	117	5,686	—	13	5,816
Commodity and other derivative contractual liabilities	—	823	309	—	—	1,132
Notes or other liabilities due affiliates	—	—	208	—	—	208
Long-term debt held by affiliate	—	170	—	—	—	170
Long-term debt, less amounts due currently	2,469	29,326	28,198	—	(28,100)	31,893
Other noncurrent liabilities and deferred credits	3	59	2,652	—	—	2,714

Total liabilities	2,624	39,180	42,105	792	(35,351)	49,350

EFC Holdings shareholder’s equity	(3,875)	(1,358)	(6,580)	43	7,895	(3,875)
Noncontrolling interests in subsidiaries	—	—	—	54	8	62

Total equity	(3,875)	(1,358)	(6,580)	97	7,903	(3,813)

Total liabilities and equity	$(1,251)	$37,822	$35,525	$889	$(27,448)	$45,537

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

at December 31, 2009

(millions of dollars)

	Successor
	Parent Guarantor	Issuer	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$77	$11	$6	$—	$94
Restricted cash	—	—	1	—	—	1
Advances to affiliates	3	—	5,470	—	(5,473)	—
Trade accounts receivable – net	—	2	1,007	—	—	1,009
Notes receivable from parent	—	1,432	—	—	(26)	1,406
Income taxes receivable from parent	2	—	7	—	(9)	—
Inventories	—	—	393	—	—	393
Commodity and other derivative contractual assets	—	530	1,809	—	—	2,339
Accumulated deferred income taxes	3	—	7	—	(9)	1
Margin deposits related to commodity positions	—	—	187	—	—	187
Other current assets	—	1	45	—	—	46

Total current assets	8	2,042	8,937	6	(5,517)	5,476
Restricted cash	—	1,135	—	—	—	1,135
Receivable from affiliate	—	—	85	—	—	85
Investments	(1,829)	21,308	581	—	(19,469)	591
Property, plant and equipment – net	—	—	20,901	79	—	20,980
Goodwill	—	10,252	—	—	—	10,252
Intangible assets – net	—	—	2,593	—	—	2,593
Commodity and other derivative contractual assets	—	921	612	—	—	1,533
Accumulated deferred income taxes	55	139	—	1	(195)	—
Other noncurrent assets, principally unamortized debt issuance costs	46	536	506	4	(492)	600

Total assets	$(1,720)	$36,333	$34,215	$90	$(25,673)	$43,245

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$953	$953	$—	$(953)	$953
Advances from affiliates	—	5,473	—	—	(5,473)	—
Long-term debt due currently	8	205	294	—	(205)	302
Trade accounts payable – nonaffiliates	—	—	744	4	—	748
Notes or other liabilities due to affiliates	26	—	200	3	(26)	203
Commodity and other derivative contractual liabilities	—	690	1,620	—	—	2,310
Margin deposits related to commodity positions	—	151	369	—	—	520
Accrued income taxes payable to parent	—	59	—	—	(9)	50
Accrued taxes other than income	—	—	75	—	—	75
Accumulated deferred taxes	—	9	—	—	(9)	—
Accrued interest	46	300	184	—	(181)	349
Other current liabilities	—	5	336	—	(2)	339

Total current liabilities	80	7,845	4,775	7	(6,858)	5,849
Accumulated deferred income taxes	—	—	5,590	—	(123)	5,467
Commodity and other derivative contractual liabilities	—	717	343	—	—	1,060
Notes or other liabilities due affiliates	—	—	217	—	—	217
Long-term debt, less amounts due currently held by affiliate	—	143	—	—	—	143
Long-term debt, less amounts due currently	2,462	29,401	28,267	—	(28,152)	31,978
Other noncurrent liabilities and deferred credits	4	58	2,687	—	—	2,749

Total liabilities	2,546	38,164	41,879	7	(35,133)	47,463

EFC Holdings’ shareholders’ equity	(4,266)	(1,831)	(7,664)	35	9,460	(4,266)
Noncontrolling interests in subsidiaries	—	—	—	48	—	48

Total equity	(4,266)	(1,831)	(7,664)	83	9,460	(4,218)

Total liabilities and equity	$(1,720)	$36,333	$34,215	$90	$(25,673)	$43,245

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFC Holdings’ financial condition and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with its consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

BUSINESS

EFC Holdings, a wholly-owned subsidiary of EFH Corp., is a Dallas-based holding company that conducts its operations almost entirely through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities, and retail electricity sales. Key management activities, including commodity risk management, are performed on an integrated basis; consequently, there are no reportable business segments.

Significant Activities and Events

Natural Gas Prices and Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and as of March 31, 2010, has effectively sold forward approximately 1.5 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 188,000 GWh at an assumed 8.0 market heat rate) for the period from April 1, 2010 through December 31, 2014 at weighted average annual hedge prices ranging from $7.80 per MMBtu to $7.19 per MMBtu. These transactions, as well as forward power sales, have effectively hedged an estimated 67% of the natural gas price exposure related to TCEH’s expected generation output for the period beginning April 1, 2010 and ending December 31, 2014 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices, which is expected to be the marginal fuel for the purpose of setting electricity prices approximately 75% to 90% of the time. If the correlation changes in the future, the cash flows targeted under the long-term hedging program may not be achieved.

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

The company has entered into related put and call transactions (referred to as collars), primarily for year 2014 of the program, that effectively hedge natural gas prices within a range. These transactions represented approximately 7% of the positions in the long-term hedging program at March 31, 2010, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. The company expects to use financial instruments, including collars, in future hedging activity under the long-term hedging program.

The following table summarizes the natural gas hedges in the long-term hedging program as of March 31, 2010:

	Measure	Balance 2010 (a)	2011	2012	2013	2014	Total
Natural gas hedge volumes (b)	mm MMBtu	~181	~424	~487	~300	~99	~1,491
Weighted average hedge price (c)	$/MMBtu	~7.71	~7.56	~7.36	~7.19	~7.80	—
Weighted average market price (d)	$/MMBtu	~4.27	~5.34	~5.79	~6.07	~6.36	—

(a)	Balance of 2010 is from April 1, 2010 through December 31, 2010.
(b)	Where collars are reflected, the volumes are estimated based on the natural gas price sensitivity (i.e., delta position) of the derivatives. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 99 million MMBtu in 2014.
(c)	Weighted average hedge prices are based on NYMEX Henry Hub prices of forward natural gas sales positions in the long-term hedging program (excluding the impact of offsetting purchases for rebalancing and pricing point basis transactions). Where collars are reflected, sales price represents the collar floor price.
(d)	Based on NYMEX Henry Hub prices.

Changes in the fair value of the instruments in the long-term hedging program are being recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the long-term hedging program as of March 31, 2010, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $1.5 billion in pretax unrealized mark-to-market gains or losses.

The reported unrealized mark-to-market net gain related to the long-term hedging program for the three months ended March 31, 2010 totaled $1.057 billion. This amount reflects a $1.3 billion net gain due to the effect of lower forward prices of natural gas on the value of positions in the program, which was partially offset by net losses of $243 million representing reversals of previously recorded unrealized gains on positions that settled in the period. The reported unrealized mark-to-market net gain related to the long-term hedging program for the three months ended March 31, 2009 totaled $1.158 billion reflecting declines in forward prices of natural gas in 2009. Given the volatility of natural gas prices, it is not possible to predict future reported unrealized mark-to-market gains or losses and the actual gains or losses that will ultimately be realized upon settlement of the hedge positions in future years. If natural gas prices at settlement are lower than the prices of the hedge positions, the hedges are expected to mitigate the otherwise negative effect on earnings of lower wholesale electricity prices. However, if natural gas prices at settlement are higher than the prices of the hedge positions, the hedges are expected to dampen the otherwise positive effect on earnings of higher wholesale electricity prices and will in this context be viewed as having resulted in an opportunity cost. The cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program totaled $3.035 billion and $1.978 billion at March 31, 2010 and December 31, 2009, respectively. These values can change materially as market conditions change.

The significant cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program reflects declining forward market natural gas prices. As previously disclosed, forward natural gas prices have generally trended downward since mid-2008 as shown in the table of forward NYMEX Henry Hub natural gas prices below. While the long-term hedging program is designed to mitigate the effect on earnings of lower wholesale power prices, due to the lower natural gas prices, these market conditions are challenging to the long-term profitability of EFC Holdings’ generation assets. Specifically, this downward trend in natural gas prices and the correlated trend in ERCOT power prices could have a material adverse impact on the overall profitability of EFC Holdings’ generation assets for periods in which it does not have significant hedge positions. Additionally, a continued decline in forward natural gas prices will limit EFC Holdings’ ability to hedge its wholesale power revenues at reasonable price levels to support its interest payments and debt maturities.

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2010 (b)	2011	2012	2013	2014
June 30, 2008	$11.24	$10.78	$10.74	$10.90	$11.12
September 30, 2008	$8.58	$8.54	$8.41	$8.30	$8.30
December 31, 2008	$7.13	$7.31	$7.23	$7.15	$7.15
March 31, 2009	$5.93	$6.67	$6.96	$7.11	$7.18
June 30, 2009	$6.06	$6.89	$7.16	$7.30	$7.43
September 30, 2009	$6.21	$6.87	$7.00	$7.06	$7.17
December 31, 2009	$5.79	$6.34	$6.53	$6.67	$6.84
March 31, 2010	$4.27	$5.34	$5.79	$6.07	$6.36

(a)	Based on NYMEX Henry Hub prices.
(a)	For March 31, 2010, natural gas prices for 2010 represent the average of forward prices for April through December.

As of March 31, 2010, more than 95% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH's assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under “Financial Condition – Liquidity and Capital Resources”) thereby reducing the cash and letter of credit collateral requirements for the hedging program.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH’s unhedged position and forward prices as of March 31, 2010, which for natural gas reflects estimates of electricity generation less amounts hedged through the long-term natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling twelve-month basis, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2010 (a)		2011		2012		2013		2014
$1.00/MMBtu change in gas price (b)	$	~13	$	~45	$	~85	$	~300	$	~505
0.1/MMBtu/MWh change in market heat rate (c)	$	~4	$	~35	$	~50	$	~50	$	~55
$1.00/gallon change in diesel fuel price	$	~2	$	~1	$	~1	$	~50	$	~55

(a)	Balance of 2010 is from May 1, 2010 through December 31, 2010.
(b)	Assumes conversion of electricity positions based on an approximate 8.0 market heat rate with natural gas being on the margin 75% to 90% of the time (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated).
(c)	Based on Houston Ship Channel natural gas prices as of March 31, 2010.

Debt Issuances, Exchanges and Repurchases — See Note 4 to Financial Statements for discussion of EFH Corp.’s issuance of additional notes guaranteed by EFC Holdings in January 2010, an EFH Corp. debt exchange transaction in March 2010 and a debt purchase and exchange transactions by EFH Corp. in April 2010.

TCEH Interest Rate Swap Transactions — As of March 31, 2010, TCEH had entered into a series of interest rate swaps that effectively fix the interest rates at between 7.3% and 8.3% on $16.30 billion principal amount of its senior secured debt maturing from 2010 to 2014. All of these swaps were entered into prior to January 1, 2010. Taking into consideration these swap transactions, approximately 13% of EFC Holdings’ total long-term debt portfolio at March 31, 2010 was exposed to variable interest rate risk. TCEH also entered into interest rate basis swap transactions (all prior to January 1, 2010), which further reduce the fixed (through swaps) borrowing costs, related to an aggregate of $13.75 billion principal amount of senior secured debt. EFC Holdings may enter into additional interest rate hedges from time to time. Unrealized mark-to-market net gains and losses related to all TCEH interest rate swaps, which are reported in interest expense and related charges, totaled $107 million in net losses for the three months ended March 31, 2010 and $205 million in net gains for the three months ended March 31, 2009. The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.320 billion and $1.212 billion at March 31, 2010 and December 31, 2009, respectively, of which $165 million and $194 million (both pre-tax), respectively, was reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. See discussion in Note 4 to Financial Statements regarding various interest rate swap transactions.

Texas Generation Facilities Development — TCEH is nearing completion of a program to develop three lignite-fueled generation units (2 units at Oak Grove and 1 unit at Sandow) in Texas with a total estimated capacity of approximately 2,200 MW. Construction of the Sandow and first Oak Grove units was completed in 2009, and EFC Holdings began depreciating those units and recognizing revenues and fuel costs for accounting purposes in the fourth quarter 2009. The second Oak Grove unit, which is in the commissioning and start-up phase, synchronized to the grid in January 2010 and is expected to achieve substantial completion (as defined in the EPC Agreement for the unit) in mid-2010. Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which approximately $3.16 billion was spent as of March 31, 2010. Total recorded costs, including purchase accounting fair value adjustments and capitalized interest, are expected to total approximately $4.8 billion upon completion of the units, and the balance was $4.7 billion as of March 31, 2010. See discussion in Note 5 to Financial Statements regarding contingencies related to these units.

Idling of Natural Gas-Fueled Units — In February 2010, EFC Holdings notified ERCOT of plans to mothball (idle) four of its natural gas-fueled units, totaling 1,856 MW of capacity (1,933 MW installed nameplate capacity), in September 2010. In April 2010, ERCOT affirmed that the units may be mothballed. As discussed in the 2009 Form 10-K, in 2009 EFC Holdings retired 10 units, totaling 2,114 MW of capacity (2,226 MW installed nameplate capacity), mothballed three units, totaling 1,081 MW capacity (1,135 MW installed nameplate capacity) and entered into RMR agreements for two units, totaling 630 MW capacity (655 MW installed nameplate capacity).

Global Climate Change — In March 2010, the EPA finalized its rules to reduce GHG emissions from certain motor vehicles. Thus, for the first time, GHG emissions are air contaminants regulated under the Clean Air Act. In April 2010, the EPA finalized an interpretive rule that affirms that once GHG emissions are air contaminants regulated under the Clean Air Act, major sources of GHG emissions – including fossil-fuel fired electricity generating units – will need to address GHG emissions in air permits for new sources and to satisfy the control technology requirements of the Clean Air Act’s New Source Review (NSR) program with respect to GHG emissions if they undergo a major modification that is subject to the NSR program. This rule clarifies that the NSR requirements first apply to stationary sources in January 2011, when 2012 model vehicles must comply with the motor vehicle GHG emissions reduction requirements. The EPA has also indicated that its proposed “tailoring rule” which seeks to define the threshold of GHG emissions for determining applicability of the Clean Air Act’s permitting programs and NSR program at levels greater than the emission thresholds currently contained in the Clean Air Act will be finalized by May 2010. In addition, in September 2009, the EPA issued a final rule requiring the reporting by March 2011 of calendar year 2010 GHG emissions from specified large GHG emissions sources in the US (such reporting rule applies to EFC Holdings’ lignite/coal- and natural gas-fueled generation facilities). EFC Holdings’ costs of complying with any future EPA limitations on GHG emissions could be material.

RESULTS OF OPERATIONS

Sales Volume and Customer Count Data

	Three Months Ended March 31,
	2010	2009	% Change
Sales volumes:
Retail electricity sales volumes — (GWh):
Residential	6,719	5,880	14.3
Small business (a)	1,982	1,722	15.1
Large business and other customers	3,519	3,305	6.5

Total retail electricity	12,220	10,907	12.0
Wholesale electricity sales volumes	12,363	9,792	26.3
Net sales (purchases) of balancing electricity to/from ERCOT	(655)	(153)	—

Total sales volumes	23,928	20,546	16.5

Average volume (kWh) per residential customer (b)	3,621	3,059	18.4

Weather (North Texas average) — percent of normal (c):

Heating degree days	135.8%	90.6%	49.9

Customer counts:

Retail electricity customers (end of period and in thousands) (d):
Residential	1,849	1,930	(4.2)
Small business (a)	250	275	(9.1)
Large business and other customers	22	24	(8.3)

Total retail electricity customers	2,121	2,229	(4.8)

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for the period.
(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over a 10-year period.
(d)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended March 31,
	2010	2009	% Change
Operating revenues:

Retail electricity revenues:
Residential	$870	$793	9.7
Small business (a)	267	264	1.1
Large business and other customers	284	314	(9.6)

Total retail electricity revenues	1,421	1,371	3.6
Wholesale electricity revenues (b)	545	348	56.6
Net sales (purchases) of balancing electricity to/from ERCOT	(42)	(23)	(82.6)
Amortization of intangibles (c)	(1)	(11)	90.9
Other operating revenues	76	81	(6.2)

Total operating revenues	$1,999	$1,766	13.2

Net gain from commodity hedging and trading activities:
Unrealized net gains from changes in fair value	$1,203	$1,155	4.2
Unrealized net losses representing reversals of previously recognized fair values of positions settled in the current period	(225)	(106)	—
Realized net gains on settled positions	235	79	—

Total gain	$1,213	$1,128	7.5

(a)	Customers with demand of less than 1 MW annually.
(b)	Upon settlement of physical derivative power sales and purchase contracts that are marked-to-market in net income, wholesale electricity revenues and fuel and purchased power costs are reported at approximated market prices, as required by accounting rules, instead of the contract price. As a result, these line item amounts include a noncash component, which the company considers “unrealized.” These amounts are as follows:

	Three Months Ended March 31,
	2010	2009
Reported in revenues	$(18)	$(60)
Reported in fuel and purchased power costs	33	41

Net gain (loss)	$15	$(19)

(c)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,
	2010	2009	% Change
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$38	$37 (e)	2.7
Lignite/coal	223	153	45.8

Total baseload fuel	261	190	37.4
Natural gas fuel and purchased power (a)	324	219	47.9
Amortization of intangibles (b)	42	62 (e)	(32.3)
Other costs	65	57	14.0

Fuel and purchased power costs	692	528	31.1
Delivery fees	355	315	12.7

Total	$1,047	$843	24.2

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear fuel	$7.56	$7.17 (e)	5.4
Lignite/coal (c)	20.02	16.93	18.3
Natural gas fuel and purchased power	48.83	43.94	11.1

Delivery fees per MWh	$28.99	$28.59	1.4

Production and purchased power volumes (GWh):

Nuclear	5,013	5,190	(3.4)
Lignite/coal	12,818	10,255	25.0

Total baseload generation	17,831	15,445	15.4
Natural gas-fueled generation	372	258	44.2
Purchased power	6,256	4,729	32.3

Total energy supply	24,459	20,432	19.7
Less line loss and power imbalances (d)	531	(114)	—

Net energy supply volumes	23,928	20,546	16.5

Baseload capacity factors:
Nuclear	100.9%	104.6%	(3.5)
Lignite/coal	82.1%	81.4%	0.9
Total baseload	86.7%	88.0%	(1.5)

(a)	See note (b) on previous page.
(b)	Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.
(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.
(d)	Includes physical purchases and sales, the financial results of which are reported in commodity hedging and trading activities in the income statement.
(e)	Reflects reclassification to correct amortization.

Financial Results

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Operating revenues increased $233 million, or 13%, to $1.999 billion in 2010.

Wholesale electricity revenues increased $197 million, or 57%, to $545 million in 2010 as compared to 2009 when revenues decreased 44%. A 26% increase in wholesale electricity sales volumes, reflecting production from the new generation units, increased revenues by $107 million. A 9% increase in average wholesale electricity prices, reflecting higher natural gas prices and market heat rates, increased revenues by $48 million. The balance of the revenue increase reflected a decrease in unrealized losses related to physical derivative commodity sales contracts as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

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

Retail electricity revenues increased $50 million or 4%, to $1.421 billion and reflected the following:

•

A 12 percent increase in sales volumes increased revenues by $165 million reflecting increases in both the residential and business markets. Higher average consumption resulted in a 14 percent increase in residential sales volumes, reflecting colder than normal weather in 2010 and warmer than normal weather in 2009, partially offset by a decline in residential customer counts. A nine percent increase in business markets sales volumes reflected a change in customer mix, the impact of colder weather and improved economic activity.

•

Lower average pricing decreased revenues by $115 million driven by the contract business market and also reflecting lower residential pricing. Lower average pricing in the business markets reflected competitive activity and the change in customer mix referred to above. A four percent decline in average residential pricing reflected price reductions that became effective in August 2009 for month-to-month customers, lower average price offerings for new customers and a change in customer mix.

•

Total retail electricity customer counts at March 31, 2010 decreased five percent from March 31, 2009 reflecting a nine percent decline in business markets and a four percent decline in residential markets driven by competitive activity.

The change in operating revenues also reflected a $10 million decrease in amortization of intangible assets arising from purchase accounting reflecting expiration of retail sales contracts.

Fuel, purchased power costs and delivery fees increased $204 million, or 24%, to $1.047 billion in 2010. Higher purchased power costs contributed $75 million to the increase and reflected increased volumes, driven by higher retail sales, and the effect of higher natural gas prices and market heat rates as discussed above regarding wholesale revenues. Other factors contributing to the increase included $40 million in higher delivery fees, reflecting increased retail sales volumes and tariffs, $38 million in lignite fuel costs related to production from the new generation units at Oak Grove and Sandow, $32 million in higher lignite/coal costs at existing plants, reflecting higher purchased coal transportation costs, $30 million in higher fuel costs for natural gas-fueled generation driven by higher prices and volumes and $17 million from the effect of higher natural gas prices and volumes on natural gas purchased for sale to industrial customers. These increases were partially offset by $20 million in lower amortization of the intangible net asset values (including the stepped-up value of nuclear fuel) resulting from purchase accounting.

Overall baseload generation production increased 15% in 2010 reflecting a 25% increase in lignite/coal-fueled production, partially offset by a three percent decrease in nuclear production. The increase in lignite/coal-fueled production was driven by the production in 2010 from the new generation units and also reflected 12% fewer planned and unplanned outage days at existing lignite/coal-fueled generation units. The decrease in nuclear production was due to an unplanned transformer outage in January 2010.

Following is an analysis of amounts reported as net gain from commodity hedging and trading activities for the three months ended March 31, 2010 and 2009, which totaled $1.213 billion and $1.128 billion, respectively:

Three Months Ended March 31, 2010 — Unrealized mark-to-market net gains totaling $978 million included:

•

$963 million in net gains related to hedge positions, which includes $1.175 billion in net gains from changes in fair value and $212 million in net losses that represent reversals of previously recorded net gains on positions settled in the period, and

•

$15 million in net gains related to trading positions, which includes $28 million in net gains from changes in fair value and $13 million in net losses that represent reversals of previously recorded net gains on positions settled in the period.

Realized net gains totaling $235 million included:

•	$209 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, and

•	$26 million in net gains related to trading positions.

Three Months Ended March 31, 2009 — Unrealized mark-to-market net gains totaling $1.049 billion included:

•

$1.082 billion in net gains related to hedge positions, which includes $1.164 billion in net gains from changes in fair value and $82 million in net losses that represent reversals of previously recorded net gains on positions settled in the period, and

•

$33 million in net losses related to trading positions, which includes $9 million in net losses from changes in fair value and $24 million in net losses that represent reversals of previously recorded net gains on positions settled in the period.

Realized net gains totaling $79 million included:

•	$73 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, and

•	$6 million in net gains related to trading positions.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $15 million in net gains in 2010 and $19 million in net losses in 2009.

Operating costs increased $29 million, or 17%, to $197 million in 2010. The increase reflected $20 million in operating costs related to the new generation units. The increase also reflects $8 million in outage-related costs at the Comanche Peak nuclear-fueled plant reflecting the transformer failure and timing of maintenance activities.

Depreciation and amortization increased $61 million, or 22%, to $337 million in 2010. The increase reflected $35 million in incremental expense related to the new generation units and associated mining operations. The balance of the increase was driven by equipment additions and accelerated depreciation expense related to pending equipment retirements.

SG&A expenses increased $11 million, or 6%, to $183 million in 2010. The increase reflected $15 million in increased bad debt expense in the retail operations primarily associated with residential customers, reflecting higher delinquencies due to delays in final bills and disconnects resulting from a system conversion, customer losses and general economic conditions. The increase also reflected $11 million in new costs allocated from corporate, principally fees paid to the Sponsor Group. These increases were partially offset by $7 million in lower outsourced costs and expenses related to the retail customer information management system implemented in 2009, $7 million in lower employee compensation-related pay expense and $4 million related to accounts receivable securitization program fees that are reported as interest expense and related charges in 2010 (see Note 3 to Financial Statements).

The $70 million impairment of goodwill recorded in 2009 resulted from the completion of fair value calculations supporting a goodwill impairment charge recorded in the fourth quarter of 2008 as discussed in Note 3 to Financial Statements in the 2009 Form 10-K.

Other income totaled $14 million in 2010 and $3 million in 2009. Other income in 2010 includes a $7 million gain associated with the sale of a partial interest in a business (see Note 13) and a $5 million refund of sales taxes related to prior years.

Interest income increased $14 million to $21 million in 2010 reflecting higher notes receivable balances from affiliates.

Interest expense and related charges increased by $350 million, or 74%, to $821 million in 2010 reflecting a $107 million unrealized mark-to-market net loss related to interest rate swaps in 2010 compared to a $205 million net gain in 2009 and a $63 million decrease in capitalized interest due to completion of certain new generation facility construction activities, partially offset by $14 million in lower average rates and $11 million in decreased noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges.

Income tax expense totaled $234 million in 2010 compared to $344 million in 2009. The effective rate was 36.9% and 39.5% in 2010 and 2009, respectively. The decrease in the effective rate reflects the impacts of the nondeductible goodwill impairment of $70 million in 2009, which increased the effective rate by 2.9 percentage points in 2009.

Net income decreased $125 million in 2010 to $401 million reflecting higher interest expense and related charges, partially offset by higher realized net gains related to commodity hedging activities and a charge for impairment of goodwill in 2009.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2010 and 2009. The net change in these assets and liabilities, excluding “other activity” as described below, represents the pretax effect on earnings of positions in the commodity contract portfolio that are marked-to-market in net income (see Note 9 to Financial Statements). The portfolio consists primarily of economic hedges but also includes trading positions.

	Three Months Ended March 31,
	2010	2009

Commodity contract net asset at beginning of period	$1,718	$430

Settlements of positions (a)	(210)	(125)

Changes in fair value (b)	1,203	1,155

Other activity (c)	21	(2)

Commodity contract net asset at end of period (d)	$2,732	$1,458

(a)	Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period).
(b)	Represents unrealized gains and losses recognized, primarily related to positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”).
(c)	These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold and physical natural gas exchange transactions. 2010 amount includes $16 million related to option premiums and $5 million related to settlement of a power sales agreement.
(d)	2010 amount excludes $3 million in net derivative liability related to cash flow hedge positions not marked-to-market in net income. See Note 9 to Financial Statements for additional discussion of commodity contracts assets and liabilities.

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values under mark-to-market accounting as of March 31, 2010, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset at March 31, 2010
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(126)	$(78)	$—	$—	$(204)
Prices provided by other external sources	1,038	1,486	256	—	2,780
Prices based on models	42	2	275	(163)	156

Total	$954	$1,410	$531	$(163)	$2,732

Percentage of total fair value	35%	52%	19%	(6)%	100%

The “prices actively quoted” category reflects only exchange traded contracts for which active quotes are readily available. The “prices provided by other external sources” category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT that are deemed active markets (excluding the West zone) generally extend through 2012 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 7 to Financial Statements for fair value disclosures and discussion of fair value measurements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Cash provided by operating activities for the three months ended March 31, 2010 and 2009 totaled $82 million and $454 million, respectively. The decrease in cash provided of $372 million was driven by a $383 million effect of the amended accounting standard related to the sale of accounts receivable program (see Note 3 to Financial Statements). Changes in funding under the program have previously been reported as operating cash flows, and the amended accounting rule requires that the amount of funding under the program upon the January 1, 2010 adoption ($383 million) be reported as a use of operating cash flows and a source of financing cash flows. All changes in funding subsequent to adoption of the amended standard are reported as financing activities.

Cash provided by financing activities increased $193 million as summarized below:

	Three Months Ended March 31,
	2010	2009
Net issuances, repayments and repurchases of borrowings	$(831)	$86
Increase in notes/loans from affiliates	730	—
Net short-term borrowings under accounts receivable sales program	393	—
Decrease in income tax related note payable to Oncor (see Note 12 to Financial Statements)	(9)	(8)
Net contributions from and (distributions to) noncontrolling interests	6	26
Other	9	1

Total provided by financing activities	$298	$105

Cash used in investing activities increased $147 million as summarized below:

	Three Months Ended March 31,
	2010	2009
Capital expenditures, including nuclear fuel	$(364)	$(400)
Redemption of investment held in money market fund	—	142
Other	(21)	20

Total used in investing activities	$(385)	$(238)

The decline in capital spending for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily reflected a decrease in spending related to the construction of new generation facilities.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $88 million and $111 million for the three months ended March 31, 2010 and 2009, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice, and amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs and delivery fees and interest expense and related charges.

Debt Financing Activity — EFC Holdings did not have any long-term cash borrowings for the three months ended March 31, 2010. Cash retirements for the three months ended March 31, 2010 totaled $132 million and included $41 million repaid under the TCEH Initial Term Loan Facility, $10 million repaid under the TCEH Delayed Draw Term Loan Facility and other repayments totaling $81 million, principally related to capitalized leases. In addition, EFH Corp. issued $34 million principal amount of EFH Corp. 10% Notes in exchange for $20 million principal amount of EFH Corp. Toggle Notes and $27 million principal amount of TCEH Toggle Notes, the latter of which EFH Corp. is holding as an investment. As discussed in Note 4 to Financial Statements, the new EFH Corp. 10% Notes and the EFH Corp. Toggle Notes are guaranteed by EFC Holdings and Intermediate Holding and are subject to push down accounting, so half of the new notes ($17 million principal amount) was pushed down to EFC Holdings, and half of the acquired notes ($10 million) was retired.

See Note 4 to Financial Statements for further detail of long-term debt and other financing arrangements.

EFC Holdings or its affiliates or agents may from time to time purchase EFC Holdings’ or its subsidiaries’ outstanding debt for cash in open market purchases or privately negotiated transactions (including pursuant to a Section 10b-5(1) plan) or via privately negotiated exchange transactions similar to the March 2010 exchange transaction, or it may refinance existing debt. EFC Holdings will evaluate any such transactions in light of market prices of the debt, taking into account liquidity requirements and prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Available Liquidity — The following table summarizes changes in EFC Holdings’ available liquidity for the three months ended March 31, 2010.

	Available Liquidity
	March 31, 2010	December 31, 2009	Change

Cash and cash equivalents	$89	$94	$(5)

TCEH Revolving Credit Facility (a)	2,421	1,721	700

TCEH Letter of Credit Facility	434	399	35

Subtotal	$2,944	$2,214	$730

Short-term investment (b)	—	$65	$(65)

Total liquidity	$2,944	$2,279	$665

(a)	As of March 31, 2010 and December 31, 2009, the TCEH Revolving Credit Facility includes $141 million of commitments from Lehman that are only available from the fronting banks and the swingline lender. The $700 million change in availability reflects TCEH’s use of borrowings under a demand note payable to EFH Corp. to repay revolver borrowings.
(b)	December 31, 2009 amount includes $65 million in letters of credit posted related to certain interest rate transactions. Pursuant to the related agreement, the collateral was returned in March 2010. See Note 9 to Financial Statements.

Note: Available liquidity above does not include the amounts available from exercising the payment-in-kind (PIK) option on the TCEH Toggle Notes, which for the remaining payment dates from May 2010 through November 2012 could avoid cash interest payments of approximately $650 million.

The $665 million increase in available liquidity reflected $700 million of borrowings under a demand note payable to EFH Corp. that was used by TCEH to repay borrowings under the TCEH Revolving Credit Facility. (See Note 12 to Financial Statements.)

See Note 4 to Financial Statements for additional discussion of these credit facilities.

In May 2010, TCEH borrowed $360 million under its Revolving Credit Facility; $99 million was loaned to EFH Corp. to fund interest payments on its 10.875% Notes, and the remainder was used to fund interest payments on TCEH debt, principally its 10.25% Notes.

Toggle Notes Interest Election — EFH Corp. and TCEH have the option every six months at their discretion, ending with the payment due November 2012, to use the payment-in-kind (PIK) feature of their respective toggle notes in lieu of making cash interest payments. EFH Corp. and TCEH elected to do so beginning with the May 2009 interest payment as an efficient and cost-effective method to further enhance liquidity, in light of the weaker economy and related lower electricity demand and the continuing uncertainty in the financial markets. Once EFH Corp. and/or TCEH make a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. and/or TCEH revoke the applicable election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time.

TCEH made its May 2010 interest payment and will make its November 2010 interest payment by using the PIK feature of its Toggle Notes. During such applicable interest periods, the interest rate on these notes is increased from 10.50% to 11.25%. TCEH increased the aggregate principal amount of the notes by approximately $110 million in May 2010 and will further increase the aggregate principal amount of the notes by $116 million in November 2010. The elections increased liquidity in May 2010 by an amount equal to approximately $103 million and will further increase liquidity in November 2010 by an amount equal to approximately $108 million, constituting the amounts of cash interest that otherwise would have been payable on the notes in May 2010 and November 2010, respectively.

Similarly, EFH Corp. made its May 2010 interest payment and will make its November 2010 interest payment by using the PIK feature of its Toggle Notes. During such applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $162 million in May 2010 and will further increase the aggregate principal amount of the notes by $172 million in November 2010. The elections increased liquidity in May 2010 by an amount equal to approximately $152 million and will further increase liquidity in November 2010 by an amount equal to approximately $161 million, constituting the amounts of cash interest that otherwise would have been payable on the notes in May 2010 and November 2010, respectively. These amounts are net of the effects of the April 2010 debt exchange transactions discussed in Note 4 to Financial Statements.

See Note 4 to Financial Statements for discussion of an EFH Corp. debt exchange transaction in March 2010 that resulted in EFH Corp. acquiring portions of the outstanding principal of the EFH Corp. and TCEH Toggle Notes held by unaffiliated parties that are reflected in the amounts related to the May 2010 and November 2010 PIK elections.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility, an uncapped senior secured revolving credit facility, funds the cash collateral posting requirements for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of this facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the TCEH Commodity Collateral Posting Facility, at March 31, 2010, more than 95% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral requirements for those hedging transactions. See Note 4 to Financial Statements for more information about this facility.

As of March 31, 2010, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$210 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $183 million posted as of December 31, 2009;

•

$589 million in cash has been received from counterparties, net of $400 thousand in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $516 million received, net of $4 million in cash posted, as of December 31, 2009;

•	$304 million in letters of credit have been posted with counterparties, as compared to $379 million posted as of December 31, 2009, and

•	$41 million in letters of credit have been received from counterparties, as compared to $44 million received as of December 31, 2009.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. As of March 31, 2010, restricted cash collateral held totaled $17 million. See Note 13 to Financial Statements regarding restricted cash.

With the long-term hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. As of March 31, 2010, approximately 555 million MMBtu of positions related to the long-term hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped TCEH Commodity Collateral Posting Facility supports the collateral posting requirements related to substantially all of these transactions.

Sale of Accounts Receivable — TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). As discussed in Note 1 to Financial Statements, in accordance with amended transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $393 million and $383 million at March 31, 2010 and December 31, 2009, respectively. See Note 3 to Financial Statements for a more complete description of the program including the impact of the program on the financial statements for the periods presented and the contingencies that could result in termination of the program and a reduction of liquidity should the underlying financing be settled.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain of EFC Holdings’ financing arrangements contain maintenance covenants with respect to leverage ratios and/or minimum net worth. As of March 31, 2010, EFC Holdings was in compliance with all such covenants.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities and the indentures governing substantially all of the debt EFC Holdings has issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on the liquidity and operations of EFC Holdings and its subsidiaries. See Note 10 to Financial Statements in the 2009 Form 10-K for additional discussion of the covenants contained in these financing arrangements.

Adjusted EBITDA (as used in the maintenance covenant contained in the TCEH Senior Secured Facilities) for the twelve months ended March 31, 2010 totaled $3.822 billion for TCEH. See Exhibits 99(b) and 99(c) for a reconciliation of net income to Adjusted EBITDA for TCEH and EFH Corp., respectively, for the three and twelve months ended March 31, 2010 and 2009.

The following table summarizes TCEH’s secured debt to adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp. and TCEH that are applicable under certain other covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes as of March 31, 2010 and December 31, 2009 and the corresponding maintenance and other covenant threshold levels as of March 31, 2010:

	March 31, 2010	December 31, 2009	Threshold Level as of March 31, 2010
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to adjusted EBITDA ratio (a)	5.02 to 1.00	4.76 to 1.00	Must not exceed 7.00 to 1.00 (b)

Debt Incurrence Covenants:
EFH Corp. Senior Notes:
EFH Corp. fixed charge coverage ratio	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.4 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.1 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.4 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.1 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to adjusted EBITDA ratio	8.0 to 1.0	8.4 to 1.0	Equal to or less than 6.5 to 1.0

(a)	In accordance with the terms of the TCEH Senior Secured Facilities and as the result of the new Sandow and first Oak Grove generating units achieving average capacity factors of greater than or equal to 70% for the three months ended March 31, 2010, the maintenance covenant as of March 31, 2010 includes pro forma twelve months adjusted EBITDA for the units and the proportional amount of outstanding debt under the Delayed Draw Term Loan (see Note 4 to Financial Statements) applicable to the two units.
(b)	Threshold level decreased to a maximum of 7.00 to 1.00 effective March 31, 2010 and will further decrease to a maximum of 6.75 to 1.00 effective December 31, 2010. Calculation excludes debt that ranks junior to the TCEH Senior Secured Facilities.
(c)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.

Credit Ratings — The issuer credit ratings as of April 1, 2010 for EFC Holdings and its subsidiaries are B-, Caa1 and B- by S&P, Moody’s and Fitch, respectively.

Additionally, the rating agencies assign credit ratings on certain of EFC Holdings’ and its subsidiaries’ debt securities. The credit ratings assigned for debt securities issued by EFC Holdings and certain of its subsidiaries and by EFH Corp. that are guaranteed by EFC Holdings as of April 1, 2010 are presented below:

	S&P	Moody’s	Fitch
EFH Corp. (Senior Secured) (a)	B+	Caa3	B+
EFH Corp. (Senior Unsecured) (b)	B-	Caa3	B
EFC Holdings (Senior Unsecured)	CCC	Caa3	CCC
TCEH (Senior Secured)	B+	B1	B+
TCEH (Senior Unsecured) (c)	CCC	Caa2	B-
TCEH (Unsecured)	CCC	Caa3	CCC

(a) EFH Corp. 9.75% Notes and EFH Corp. 10% Notes. (b) EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes. (c) TCEH 10.25% Notes and TCEH Toggle Notes.

In April 2010, Fitch downgraded the issuer default ratings of EFH Corp., EFC Holdings and TCEH to B- from B and maintained a “negative” outlook. Additionally, Fitch downgraded its ratings of the TCEH Senior Secured Facilities two notches to B+ from BB and the TCEH senior unsecured notes to B- from B. S&P and Moody’s ratings outlook for EFH Corp. and EFC Holdings and its subsidiaries remains “negative.”

A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Ratings can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of March 31, 2010, counterparties to those contracts could have required TCEH to post up to an aggregate of $39 million in additional collateral. This amount largely represents the below market terms of these contracts as of March 31, 2010; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. As of March 31, 2010, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $30 million, with $16 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of March 31, 2010, TCEH posted letters of credit in the amount of $84 million, which are subject to adjustments. See “Regulation and Rates – Certification of REPs.”

The RRC has rules in place to assure adequate credit worthiness of parties that have mining reclamation obligations. Under these rules, should the RRC determine that the credit worthiness of Luminant Generation Company LLC (a subsidiary of TCEH) is not sufficient to support its reclamation obligations, TCEH may be required to post cash or letter of credit collateral support in an amount currently estimated to be approximately $650 million to $850 million. The actual amount (if required) could vary depending upon numerous factors, including Luminant Generation Company LLC’s credit worthiness and the level of mining reclamation obligations.

ERCOT has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $44 million as of March 31, 2010 (which is subject to weekly adjustments based on settlement activity with ERCOT).

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the sale of receivables program and hedging obligations, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($21.606 billion at March 31, 2010) under such facilities.

The indenture governing the TCEH Senior Notes contains a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of TCEH or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the TCEH Senior Notes.

Under the terms of a TCEH rail car lease, which had approximately $46 million in remaining lease payments as of March 31, 2010 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of a TCEH rail car lease, which had approximately $52 million in remaining lease payments as of March 31, 2010 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

The indentures governing the EFH Corp. Senior Notes and Senior Secured Notes contain a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Notes and Senior Secured Notes.

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

In the event of a default by TCEH relating to indebtedness in an amount equal to or greater than $200 million that results in the acceleration of such debt, then each counterparty under TCEH’s interest rate swap agreements with an aggregate derivative liability of $1.320 billion at March 31, 2010 would have the right to terminate its interest rate swap agreement with TCEH and require all outstanding obligations under such agreement to be settled.

Other arrangements, including leases, have cross default provisions, the triggering of which would not be expected to result in a significant effect on liquidity.

Guarantees — See Note 5 to Financial Statements for details of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Note 5 and 12 to Financial Statements regarding guarantees and VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 5 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for a discussion of changes in accounting standards.

REGULATION AND RATES

Regulatory Investigations and Reviews

See Note 5 to Financial Statements.

Certification of REPs

In April 2009, the PUCT finalized a rule relating to the Certification of Retail Electric Providers. The rule strengthens the certification requirements for REPs in order to better protect customers, transmission and distribution utilities (TDUs), and other REPs from the potential insolvency of REPs. The rule, among other things, increases creditworthiness and financial reporting requirements for REPs and provides additional customer protection requirements and regulatory asset consideration for TDU bad debt expenses. Under the new financial requirements, TXU Energy filed an amended certification, which became effective in March 2010. As a result, TCEH posted letters of credit in March 2010 totaling $84 million with the PUCT securing its payment obligations to TDUs, and is no longer required to reserve liquidity for such purposes. Liquidity reserved at December 31, 2009 totaled $228 million.

Wholesale Market Design – Nodal Market

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

Sunset Review — PURA, the PUCT and the RRC will be subject to “sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT or the RRC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (PURA). A Sunset staff report on the PUCT was issued in April 2010, and the related Sunset public meeting is scheduled for May 2010. The April 2010 Sunset staff report offers various suggestions for consideration by the Sunset Commission, including statutory revisions that would give the PUCT additional enforcement power. A Sunset staff report on the RRC is scheduled to be issued in October 2010, and the related Sunset public meeting is scheduled for November 2010. EFC Holdings cannot predict the outcome of the sunset review process.

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

VaR Methodology — A VaR methodology is used to measure the amount of market risk that exists within the portfolio under a variety of market conditions. The resultant VaR produces an estimate of a portfolio’s potential for loss given a specified confidence level and considers, among other things, market movements utilizing standard statistical techniques given historical and projected market prices and volatilities.

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

	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Month-end average Trading VaR:	$3	$4

Month-end high Trading VaR:	$4	$7

Month-end low Trading VaR:	$3	$2

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Month-end average MtM VaR:	$491	$1,050

Month-end high MtM VaR:	$541	$1,470

Month-end low MtM VaR:	$420	$638

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

	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Month-end average EaR:	$510	$1,088

Month-end high EaR:	$607	$1,511

Month-end low EaR:	$421	$676

The decreases in the risk measures (MtM VaR and EaR) above were primarily driven by changes in market volatility and underlying commodity prices.

Interest Rate Risk

As of March 31, 2010, the potential reduction of annual pretax earnings due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $42 million, taking into account the interest rate swaps discussed in Note 4 to Financial Statements.

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

Credit Exposure — EFC Holdings’ gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions arising from hedging and trading activities totaled $2.782 billion at March 31, 2010. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of March 31, 2010 include $784 million in retail trade accounts receivable. Cash deposits held as collateral for these receivables totaled $76 million at March 31, 2010. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale energy sales and purchases and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of March 31, 2010, the exposure to credit risk from these counterparties totaled $1.998 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $259 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $1.739 billion increased approximately $510 million in the three months ended March 31, 2010, reflecting the increase in derivative assets related to the long-term hedging program due to the decline in forward natural gas prices.

Of this $1.739 billion net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and EFC Holdings’ internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of March 31, 2010 arising from wholesale energy sales and purchases and hedging and trading activities. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties.

				Gross Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$1,988	$252	$1,736	$1,104	$884	$—	$1,988

Noninvestment grade	10	7	3	9	1	—	10

Totals	$1,998	$259	$1,739	$1,113	$885	$—	$1,998

Investment grade	99.5%		99.8%
Noninvestment grade	0.5%		0.2%

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

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented 49%, 29% and 13% of the net $1.739 billion exposure. EFC Holdings views exposure to these counterparties to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating and the importance of EFC Holdings’ business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

With respect to credit risk related to the long-term hedging program, essentially all of the transaction volumes are with counterparties with an A credit rating or better. However, there is current and potential credit concentration risk related to the limited number of counterparties that comprise the substantial majority of the program with such counterparties being in the banking and financial sector. The transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of a material downgrade in the credit rating of the counterparties. An event of default by one or more hedge counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts are owed to the counterparties related to the commodity contracts or delays in receipts of expected settlements if the hedge counterparties owe amounts to EFC Holdings. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFC Holdings contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFC Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of EFC Holdings’ business and operations (often, but not always, through the use of words or phrases such as “intends”, “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although EFC Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the following important factors, among others, that could cause EFC Holdings’ actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, FERC, the PUCT, the RRC, the NRC, the EPA and the TCEQ, with respect to, among other things:

•	allowed prices;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	operations of fossil-fueled generating facilities;

•	operations of mines;

•	acquisitions and disposal of assets and facilities;

•	development, construction and operation of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies, and

•	changes in and compliance with environmental and safety laws and policies, including climate change initiatives;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the current recessionary environment;

•	EFC Holdings’ ability to attract and retain profitable customers;

•	EFC Holdings’ ability to profitably serve its customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the ERCOT electricity market;

•	EFC Holdings’ ability to effectively hedge against changes in commodity prices, market heat rates and interest rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US credit markets;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	financial restrictions placed on EFC Holdings by its credit facilities and indentures governing its debt instruments;

•	EFC Holdings’ ability to generate sufficient cash flow to make interest payments on its debt instruments;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to EFC Holdings’ financial instruments;

•	changes in technology used by and services offered by EFC Holdings;

•	changes in electricity transmission that allow additional electricity generation to compete with EFC Holdings’ generation assets;

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

Any forward-looking statement speaks only as of the date on which it is made, and, except as may be required by law, EFC Holdings undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for EFC Holdings to predict all of them; nor can EFC Holdings assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Such forward-looking statements should not be unduly relied upon.

INDUSTRY AND MARKET INFORMATION

The industry and market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources, including certain data published by ERCOT, the PUCT and NYMEX. EFC Holdings did not commission any of these publications or reports. Some data is also based on good faith estimates, which are derived from EFC Holdings’ review of internal surveys, as well as the independent sources listed above. Independent industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While EFC Holdings believes that each of these studies and publications is reliable, EFC Holdings has not independently verified such data and makes no representation as to the accuracy of such information. Forecasts are particularly likely to be inaccurate, especially over long periods of time, and EFC Holdings does not know what assumptions regarding general economic growth are used in preparing the forecasts included in this report. Similarly, while EFC Holdings believes that such internal and external research is reliable, it has not been verified by any independent sources, and EFC Holdings makes no assurances that the predictions contained therein are accurate.

Item 4.	CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of EFC Holdings’ management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, EFC Holdings’ management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in EFC Holdings’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

Reference is made to the discussion in Note 5 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS.

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2009 Form 10-K except for the risk factor discussed below and the information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2009 Form 10-K.

EFC Holdings’ use of assets as collateral for hedging arrangements could be materially impacted if certain proposed legislation regarding the regulation of over-the-counter financial derivatives were to be enacted and be applicable to it.

The Obama Administration has proposed financial market reforms with respect to the currently unregulated Over-the-Counter (OTC) financial derivatives market. As a result, the US House of Representatives has approved a bill to regulate OTC derivatives and both the Senate Agriculture Committee and the Senate Banking Committee have also approved bills. As currently proposed, each bill (i) requires certain entities to clear through exchanges certain derivatives that are currently traded on the bilateral market, which would likely result in those entities being required to post cash collateral in future transactions and (ii) provides for grandfathering of existing OTC derivatives. EFC Holdings has entered into a substantial number of asset-backed OTC derivatives to hedge risks associated with commodity and interest rate exposure. If any final bill that becomes law requires EFC Holdings to clear such transactions, EFC Holdings would likely be precluded from using its noncash assets (i.e., first lien) as collateral for hedging arrangements. This preclusion would have a material impact on EFC Holdings’ liquidity. As a result, if applied to EFC Holdings’ OTC derivatives transactions, legislation that precludes the use of asset-backed transactions would increase EFC Holdings’ costs of entering into OTC derivatives and could significantly limit its ability to enter into OTC derivatives and hedge its commodity and interest rate risks. EFC Holdings cannot predict whether or when final legislation will be enacted or whether under any final legislation it will be required to clear OTC derivatives through exchanges.

Item 6.	Exhibits

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

Energy Future Holding Corp.

4(a)	1-12833 Form 8-K (filed January 19, 2010)	4.1	—	Indenture, dated as of January 12, 2010, among Energy Future Holdings Corp., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020 (including form of Senior Secured Notes due 2020)

4(b)	333-165860 Form S-3 (filed April 1, 2010)	4(j)	—	First Supplemental Indenture, dated as of March 16, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(c)	1-12833 Form 8-K (filed January 19, 2010)	4.2	—	Registration Rights Agreement, dated January 12, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(d)	333-165860 Form S-3 (filed April 1, 2010)	4(l)	—	Registration Rights Letter Agreement, dated March 16, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

31	Rule 13a – 14(a)/15d – 14 (a) Certifications.

31(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications.

32(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2010.

99(b)	—	TCEH Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2010 and 2009.

99(c)	—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2010 and 2009.

99(d)	—	Texas Competitive Electric Holdings Company LLC Condensed Consolidated Balance Sheet as of March 31, 2010 and related Condensed Statements of Consolidated Income, Comprehensive Income and Cash Flows for the three-month periods ended March 31, 2010 and 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Competitive Holdings Company

By:	/s/ Stan Szlauderbach
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: May 3, 2010