Form 10-Q
period 2010-06-30
Energy Future Competitive Holdings CO
filed 2010-08-03
CIK 1445049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Non-Accelerated filer  ☒  (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock Outstanding at July 30, 2010: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2009 Form 10-K	EFC Holdings’ Annual Report on Form 10-K for the year ended December 31, 2009

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude non-cash items, unusual items and other adjustments allowable under certain debt arrangements of TCEH and EFH Corp. See the definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. EFC Holdings is providing TCEH’s and EFH Corp.’s Adjusted EBITDA in this Form 10-Q (see reconciliation in Exhibits 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of the certain covenants contained in the debt arrangements. EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with GAAP. Additionally, EFC Holdings does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFC Holdings’ presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its consolidated subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EFH Corp. Senior Secured Notes	Refers collectively to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.’s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

GHG	greenhouse gas

GWh	gigawatt-hours

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

kWh	kilowatt-hours

Lehman	Refers to certain subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in 2008.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier in ERCOT (generally natural gas plants), by the market price of natural gas. Forward wholesale electricity market price quotes in ERCOT are generally limited to two or three years; accordingly, forward market heat rates are generally limited to the same time period. Forecasted market heat rates for time periods for which market price quotes are not available are based on fundamental economic factors and forecasts, including electricity supply, demand growth, capital costs associated with new construction of generation supply, transmission development and other factors.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electric Reliability Corporation

NRC	US Nuclear Regulatory Commission

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor
Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

Purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

RRC	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SG&A	selling, general and administrative

Sponsor Group	Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR), TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy markets activities. Its major subsidiaries include Luminant and TXU Energy.

TCEH Finance	Refers to TCEH Finance, Inc., a direct, wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.

TCEH Senior Notes	Refers collectively to TCEH’s 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes due November 1, 2015 Series B (collectively, TCEH 10.25% Notes) and TCEH’s 10.50%/11.25% Senior Toggle Notes due November 1, 2016 (TCEH Toggle Notes).

TCEH Senior Secured Facilities	Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 4 to Financial Statements for details of these facilities.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

TRE	Refers to Texas Regional Entity, an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

VIE	variable interest entity

v

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues	$1,993	$1,945	$3,992	$3,711
Fuel, purchased power costs and delivery fees	(1,074)	(957)	(2,121)	(1,800)
Net gain (loss) from commodity hedging and trading activities	67	(248)	1,280	880
Operating costs	(229)	(174)	(426)	(343)
Depreciation and amortization	(345)	(283)	(681)	(559)
Selling, general and administrative expenses	(180)	(192)	(363)	(363)
Franchise and revenue-based taxes	(26)	(22)	(49)	(47)
Impairment of goodwill	—	—	—	(70)
Other income (Note 13)	76	2	89	5
Other deductions (Note 13)	(5)	(4)	(10)	(14)
Interest income	20	11	42	19
Interest expense and related charges (Note 13)	(992)	(235)	(1,813)	(706)

Income (loss) before income taxes	(695)	(157)	(60)	713

Income tax (expense) benefit	237	50	3	(294)

Net income (loss)	(458)	(107)	(57)	419

Net (income) loss attributable to noncontrolling interests	1	—	—	—

Net income (loss) attributable to EFC Holdings	$(457)	$(107)	$(57)	$419

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(458)	$(107)	$(57)	$419

Other comprehensive income (loss), net of tax effects:

Cash flow hedges:
Net increase (decrease) in fair value of derivatives (net of tax benefit of $—, $—, $— and $9	—	1	—	(16)
Derivative value net loss related to hedged transactions recognized during the period and reported in net income (loss) (net of tax benefit of $8, $17, $18 and $32)	17	32	36	58

Total effect of cash flow hedges	17	33	36	42

Comprehensive income (loss)	(441)	(74)	(21)	461

Comprehensive (income) loss attributable to noncontrolling interests	1	—	—	—

Comprehensive income (loss) attributable to EFC Holdings	$(440)	$(74)	$(21)	$461

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(millions of dollars)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows — operating activities:
Net income (loss)	$(57)	$419
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	846	770
Deferred income tax expense (benefit) — net	(2)	311
Noncash interest expense related to pushed down debt of Parent (Note 4)	136	131
Impairment of goodwill	—	70
Increase of toggle notes in lieu of cash interest (Note 4)	110	98
Net gain on sale of assets	(81)	—
Unrealized net (gains) losses from mark-to-market valuations of commodity positions	(848)	(710)
Unrealized net (gains) losses from mark-to-market valuations of interest rate swaps	361	(665)
Bad debt expense (Note 3)	59	44
Stock-based incentive compensation expense	5	5
Losses on dedesignated cash flow hedges (interest rate swaps)	53	84
Other, net	4	4
Changes in operating assets and liabilities:
Impact of accounts receivable securitization program (Note 3)	(383)	80
Margin deposits — net	25	98
Other operating assets and liabilities	(92)	(252)

Cash provided by operating activities	136	487

Cash flows — financing activities:
Issuances of long-term debt (Note 4)	—	435
Repayments of long-term debt (Note 4)	(188)	(171)
Net short-term borrowings under accounts receivable securitization program (Note 3)	158	—
Decrease in other short-term borrowings (Note 4)	(218)	—
Notes/loans from affiliates	804	—
Decrease in income tax-related note payable to Oncor	(17)	(17)
Contributions from noncontrolling interests (Note 6)	14	32
Other, net	21	1

Cash provided by financing activities	574	280

Cash flows — investing activities:
Net loans to affiliates	(226)	(442)
Capital expenditures	(550)	(735)
Nuclear fuel purchases	(66)	(87)
Money market fund redemptions	—	142
Proceeds from sale of assets	141	1
Reduction of restricted cash related to letter of credit facility (Note 4)	—	115
Other changes in restricted cash	(5)	3
Proceeds from sale of environmental allowances and credits	6	7
Purchases of environmental allowances and credits	(10)	(14)
Proceeds from sales of nuclear decommissioning trust fund securities	803	2,231
Investments in nuclear decommissioning trust fund securities	(811)	(2,238)
Other, net	(8)	24

Cash used in investing activities	(726)	(993)

Net change in cash and cash equivalents	(16)	(226)

Cash received from VIE	7	—

Cash and cash equivalents — beginning balance	94	479

Cash and cash equivalents — ending balance	$85	$253

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions of dollars)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$85	$94
Restricted cash (Note 13)	6	1
Trade accounts receivable — net (2010 includes $880 in pledged amounts related to a VIE (Notes 3 and 11))	1,272	1,009
Notes receivable from parent (Note 12)	1,631	1,406
Inventories (Note 13)	401	393
Commodity and other derivative contractual assets (Note 9)	2,750	2,339
Accumulated deferred income taxes	103	1
Margin deposits related to commodity positions	173	187
Other current assets	51	46

Total current assets	6,472	5,476

Restricted cash (Note 13)	1,135	1,135
Receivable from affiliate (Note 12)	—	85
Investments (Note 13)	537	591
Property, plant and equipment — net (Note 13)	20,548	20,980
Goodwill (Note 2)	10,252	10,252
Identifiable intangible assets — net (Note 2)	2,489	2,593
Commodity and other derivative contractual assets (Note 9)	2,132	1,533
Other noncurrent assets, principally unamortized debt issuance costs	536	600

Total assets	$44,101	$43,245

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings (2010 includes $158 related to a VIE (Notes 3 and 4))	$893	$953
Long-term debt due currently (Note 4)	241	302
Trade accounts payable	708	748
Trade accounts and other payables to affiliates	241	203
Notes payable to affiliate (Note 12)	804	—
Commodity and other derivative contractual liabilities (Note 9)	2,512	2,310
Margin deposits related to commodity positions	530	520
Accrued income taxes payable to parent (Note 12)	27	50
Accrued taxes other than income	79	75
Accrued interest	359	349
Other current liabilities	212	339

Total current liabilities	6,606	5,849

Accumulated deferred income taxes	5,573	5,467
Commodity and other derivative contractual liabilities (Note 9)	1,336	1,060
Notes or other liabilities due affiliates (Note 12)	347	217
Long-term debt held by affiliate (Note 12)	386	143
Long-term debt, less amounts due currently (Note 4)	31,791	31,978
Other noncurrent liabilities and deferred credits (Note 13)	2,241	2,749

Total liabilities	48,280	47,463

Commitments and Contingencies (Note 5)

Equity (Note 6):
EFC Holdings shareholder’s equity	(4,248)	(4,266)
Noncontrolling interests in subsidiaries	69	48

Total equity	(4,179)	(4,218)

Total liabilities and equity	$44,101	$43,245

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2009 Form 10-K with the exception of the prospective adoption of amended guidance regarding transfers of financial assets that resulted in the accounts receivable securitization program no longer being accounted for as a sale of accounts receivable and the funding under the program now reported as short-term borrowings as discussed in Note 3 and the prospective adoption of amended guidance that requires reconsideration of consolidation conclusions for all variable interest entities (VIEs) that resulted in the consolidation of TXU Receivables Company. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2009 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Changes in Accounting Standards

In June 2009, the FASB issued new guidance that requires reconsideration of consolidation conclusions for all VIEs and other entities with which EFC Holdings is involved. EFC Holdings adopted this new guidance as of January 1, 2010. There were no material effects on EFC Holdings’ financial statements as a result of the adoption of this new guidance. New disclosures are provided in Note 11.

In June 2009, the FASB issued new guidance regarding accounting for transfers of financial assets that eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. EFC Holdings adopted this new guidance as of January 1, 2010. Accordingly, the trade accounts receivable amounts under the accounts receivable securitization program discussed in Note 3 are prospectively reported as pledged balances, and the related funding amounts are reported as short-term borrowings. Prior to January 1, 2010, the activity was accounted for as a sale of accounts receivable in accordance with previous accounting standards, which resulted in the funding being recorded as a reduction of accounts receivable. This new guidance does not impact the covenant-related ratio calculations in EFC Holdings’ debt agreements.

2.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

Reported goodwill totaled $10.25 billion as of both June 30, 2010 and December 31, 2009.

EFC Holdings’ management continues to evaluate the effect of declining wholesale power prices, largely due to lower natural gas prices, on the carrying value of its goodwill. In light of the continuing decline in natural gas prices, this evaluation could result in the recording of a non-cash goodwill impairment charge, possibly in the third quarter 2010.

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	As of June 30, 2010			As of December 31, 2009
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$254	$209	$463	$215	$248
Favorable purchase and sales contracts	700	398	302	700	374	326
Capitalized in-service software	194	38	156	184	28	156
Environmental allowances and credits	993	256	737	992	212	780
Mining development costs	46	11	35	32	5	27

Total intangible assets subject to amortization	$2,396	$957	1,439	$2,371	$834	1,537

Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			95			101

Total intangible assets			$2,489			$2,593

Amortization expense related to intangible assets (including income statement line item) consisted of:

		Three Months Ended June 30,		Six Months Ended June 30,
Identifiable Intangible Asset	Income Statement Line	2010	2009	2010	2009
Retail customer relationship	Depreciation and amortization	$19	$21	$39	$43

Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	10	32	24	73

Capitalized in-service software	Depreciation and amortization	6	4	11	6

Environmental allowances and credits	Fuel, purchased power costs and delivery fees	22	20	44	41

Mining development costs	Depreciation and amortization	3	1	5	1

Total amortization expense		$60	$78	$123	$164

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Amount
2010	$240
2011	182
2012	146
2013	128
2014	113

3.	TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). Under the program, TXU Energy (originator) sells trade accounts receivable to TXU Receivables Company, which is an entity created for the special purpose of purchasing receivables from the originator and is a wholly-owned bankruptcy-remote direct subsidiary of EFH Corp. Effective January 1, 2010 TXU Receivables Company is consolidated by EFC Holdings in accordance with amended consolidated accounting standards as discussed in Note 11. TXU Receivables Company sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. In accordance with the amended transfers and servicing accounting standard as discussed in Note 1, the trade accounts receivable amounts under the program are reported as pledged balances, and the related funding amounts are reported as short-term borrowings. Prior to January 1, 2010, TXU Receivables Company was not consolidated by EFC Holdings, and the activity was accounted for as a sale of accounts receivable in accordance with previous accounting standards, which resulted in the funding being recorded as a reduction of accounts receivable.

In June 2010, the accounts receivable securitization program was amended. The amendments, among other things, reduced the maximum funding amount under the program to $350 million from $700 million. Program funding declined from $383 million at December 31, 2009 to $158 million at June 30, 2010. Under the terms of the program, available funding was reduced by $46 million of customer deposits held by the originator because TCEH’s credit ratings were lower than Ba3/BB—. The declines in actual and maximum funding amounts reflected exclusion of receivables under contractual sales agreements.

All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued a subordinated note payable to the originator for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originator that was funded by the sale of the undivided interests. The subordinated note issued by TXU Receivables Company is subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated note payable, which is eliminated in consolidation beginning January 1, 2010, totaled $722 million and $463 million at June 30, 2010 and December 31, 2009, respectively.

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

Program fee amounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Program fees	$3	$3	$5	$7
Program fees as a percentage of average funding (annualized)	4.2%	2.9%	2.8%	3.3%

Funding under the program decreased $225 million for the six months ended June 30, 2010 and increased $80 million for the six months ended June 30, 2009.

Activities of TXU Receivables Company were as follows:

	Six Months Ended June 30,
	2010	2009
Cash collections on accounts receivable	$2,921	$2,769
Face amount of new receivables purchased	(2,955)	(2,931)
Discount from face amount of purchased receivables	6	8
Program fees paid to funding entities	(5)	(7)
Servicing fees paid to Service Co. for recordkeeping and collection services	(1)	(1)
Increase in subordinated notes payable	259	82

Financing/operating cash flows used by (provided to) originator under the program	$225	$(80)

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

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Receivables Company or Service Co. defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than Service Co., any parent guarantor of the originator or the originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. As of June 30, 2010, there were no such events of termination.

Upon termination of the program, liquidity would be reduced as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

Trade Accounts Receivable

	June 30, 2010	December 31, 2009
Wholesale and retail trade accounts receivable, including $880 in pledged retail receivables at June 30, 2010	$1,340	$1,473
Retail accounts receivable sold to TXU Receivables Company	—	(846)
Subordinated notes receivable from TXU Receivables Company	—	463
Allowance for uncollectible accounts	(68)	(81)

Trade accounts receivable — reported in balance sheet	$1,272	$1,009

Gross trade accounts receivable at June 30, 2010 and December 31, 2009 included unbilled revenues totaling $433 million and $468 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2010	2009
Allowance for uncollectible accounts receivable as of beginning of period	$81	$64
Increase for bad debt expense	59	44
Decrease for account write-offs	(72)	(51)

Allowance for uncollectible accounts receivable as of end of period	$68	$57

4.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At June 30, 2010, outstanding short-term borrowings totaled $893 million, which included $735 million under TCEH credit facilities at a weighted average interest rate of 3.87%, excluding certain customary fees, and $158 million under the accounts receivable securitization program discussed in Note 3.

At December 31, 2009, outstanding short-term borrowings totaled $953 million (all under the TCEH Revolving Credit Facility) at a weighted average interest rate of 3.73%, excluding certain customary fees, at the end of the period.

Credit Facilities

EFC Holdings’ (through TCEH) credit facilities with cash borrowing and/or letter of credit availability at June 30, 2010 are presented below. The facilities are all senior secured facilities.

		At June 30, 2010
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Revolving Credit Facility (a)	October 2013	$2,700	$—	$735	$1,880
TCEH Letter of Credit Facility (b)	October 2014	1,250	—	1,250	—

Subtotal TCEH		$3,950	$—	$1,985	$1,880

TCEH Commodity Collateral Posting Facility (c)	December 2012	Unlimited	$—	$—	Unlimited

(a)	Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. Availability amount includes $144 million of commitments from Lehman that are only available from the fronting banks and the swingline lender and excludes $85 million of requested cash draws that have not been funded by Lehman. All outstanding borrowings under this facility at June 30, 2010 bear interest at LIBOR plus 3.5%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility.
(b)	Facility used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility were drawn at the inception of the facility, are classified as long-term debt, and except for $115 million related to a letter of credit drawn in June 2009, have been retained as restricted cash. Letters of credit totaling $706 million issued as of June 30, 2010 are supported by the restricted cash, and the remaining letter of credit availability totals $429 million.
(c)	Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 490 million MMBtu as of June 30, 2010. As of June 30, 2010, there were no borrowings under this facility. See “TCEH Senior Secured Facilities” below for additional information.

Long-Term Debt

At June 30, 2010 and December 31, 2009, long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	171
0.282% Floating Series 2001D-2 due May 1, 2033 (b)	97	97
0.370% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
0.282% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (d)	(140)	(147)

Senior Secured Facilities:
3.904% TCEH Initial Term Loan Facility maturing October 10, 2014 (e)(f)(h)	15,997	16,079
3.851% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (e)(f)	4,054	4,075
3.847% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	1,250	1,250
0.329% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (g)	—	—

Other:
10.25% Fixed Senior Notes due November 1, 2015 (h)	3,000	3,000
10.25% Fixed Senior Notes due November 1, 2015, Series B (h)	2,000	2,000
10.50 / 11.25% Senior Toggle Notes due November 1, 2016 (h)	2,062	1,952
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	42	55
Capital lease obligations	83	153
Unamortized fair value discount (d)	(3)	(4)

Total TCEH	$29,885	$29,953

	June 30, 2010	December 31, 2009
EFC Holdings (parent entity)
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$51	$51
8.254% Fixed Notes due in quarterly installments through December 31, 2021	48	50
1.144% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (d)	(10)	(11)

Subtotal	98	99

EFH Corp. debt pushed down (i)
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	906	915
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	1,379	1,398
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	58	58
10.000% EFH Corp. Fixed Senior Secured Notes due January 15, 2020	92	—

Subtotal – EFH Corp. debt pushed down	2,435	2,371

Total EFC Holdings	2,533	2,470

Total EFC Holdings consolidated	32,418	32,423
Less amount due currently	(241)	(302)
Less amount held by affiliates	(386)	(143)

Total long-term debt	$31,791	$31,978

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect at June 30, 2010. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rate in effect at June 30, 2010. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.
(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(e)	Interest rate swapped to fixed on $16.30 billion principal amount.
(f)	Interest rates in effect at June 30, 2010.
(g)	Interest rate in effect at June 30, 2010, excluding quarterly maintenance fee of $11 million. See “Credit Facilities” above for more information.
(h)	As discussed below and in Note 12, principal amounts of notes/loans totaling $386 million and $143 million as of June 30, 2010 and December 31, 2009, respectively, are held by affiliates as a result of debt exchanges completed by EFH Corp. and Intermediate Holding from November 2009 through June 2010.
(i)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by EFC Holdings and pushed down (pushed-down debt) per the discussion below under “Push Down of EFH Corp. Notes.”

Debt-Related Activity in 2010 — Repayments of long-term debt in 2010 totaling $188 million represented principal payments at scheduled maturity dates as well as other repayments totaling $85 million, principally related to capitalized leases. Payments at scheduled amortization or maturity dates included $82 million repaid under the TCEH Initial Term Loan Facility and $21 million repaid under the TCEH Delayed Draw Term Loan Facility.

Long-term debt increased as a result of TCEH issuing, through the payment-in-kind (PIK) election discussed under “TCEH Senior Notes” below, $110 million principal amount of its 10.50%/11.25% Senior Toggle Notes due November 2016 (TCEH Toggle Notes) in lieu of making cash interest payments.

EFH Corp. 10% Senior Secured Notes — In January 2010, EFH Corp. issued $500 million aggregate principal amount of 10.000% Senior Secured Notes due 2020 (the EFH Corp. 10% Notes). In various exchange transactions during 2010, EFH Corp. issued an additional $561 million of EFH Corp. 10% Notes (see “2010 Debt Exchanges and Repurchases” below). The notes will mature on January 15, 2020, and interest is payable in cash in arrears on January 15 and July 15 of each year, beginning July 15, 2010, at a fixed rate of 10.00% per annum. To the extent the proceeds from the issuance of this debt are used to repurchase debt that was issued or existed at the time of the Merger, it is subject to push down to EFC Holdings as discussed below under “Push Down of EFH Corp. Notes.”

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

The guarantees of the EFH Corp. 10% Notes are the general senior obligations of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantee from Intermediate Holding is effectively senior to all unsecured indebtedness of Intermediate Holding to the extent of the value of the Collateral. The guarantees are effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the Collateral to the extent of the value of the assets securing such indebtedness and are structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

Until January 15, 2013, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the EFH Corp. 10% Notes from time to time at a redemption price of 110.000% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest, if any. EFH Corp. may redeem the notes at any time prior to January 15, 2015 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. EFH Corp. may also redeem the notes, in whole or in part, at any time on or after January 15, 2015, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control (as described in the indenture), EFH Corp. must offer to repurchase the notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

2010 EFH Corp. Debt Exchanges and Repurchases — Debt exchanges and repurchases completed by EFH Corp. year-to-date July 2010 resulted in acquisitions of $1.108 billion aggregate principal amount of outstanding EFH Corp. and TCEH debt in exchange for $561 million aggregate principal amount of EFH Corp. 10% Notes due 2020 and $235 million in cash. Of the $1.108 billion debt acquired, $298 million had been pushed down to EFC Holdings (at 50%), and all of the $561 million debt issued is subject to push down (at 50%). These transactions are described immediately below.

In a private exchange completed in March 2010, EFH Corp. issued an additional $34 million principal amount of EFH Corp. 10% Notes in exchange for $20 million principal amount of EFH Corp. Toggle Notes and $27 million principal amount of TCEH Toggle Notes.

In private transactions completed in April through June 2010, EFH Corp. repurchased $96 million principal amount of EFH Corp. Toggle Notes, $19 million principal amount of EFH Corp. 10.875% Notes, $168 million principal amount of TCEH 10.25% Notes, $8 million principal amount of TCEH Toggle Notes and $20 million principal amount of TCEH’s initial term loans under its Senior Secured Facilities for $211 million in cash plus accrued interest, and also issued an additional $72 million principal amount of EFH Corp. 10% Notes in exchange for $85 million principal amount of EFH Corp. Toggle Notes and $17 million principal amount of TCEH Toggle Notes.

In private transactions completed in July 2010, EFH Corp. repurchased $28 million principal amount of EFH Corp. Toggle Notes and $8 million principal amount of TCEH 10.25% Notes for $24 million in cash plus accrued interest, and also issued an additional $455 million principal amount of EFH Corp. 10% Notes in exchange for $549 million principal amount of EFH Corp. 5.55% Series P Senior Notes (not pushed down to EFC Holdings), $25 million principal amount of EFH Corp. Toggle Notes, $25 million principal amount of EFH Corp. 10.875% Notes and $13 million principal amount of TCEH Toggle Notes.

The EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes acquired in the transactions described above were cancelled by EFH Corp., and the TCEH notes and initial term loans under the TCEH Senior Secured Facilities acquired are held as an investment by EFH Corp. See “Push Down of EFH Corp. Notes” below.

July 2010 Debt Exchange Offers — In July 2010, Intermediate Holding and EFIH Finance, a wholly-owned subsidiary of Intermediate Holding, (collectively, the Offerors) commenced offers to exchange the outstanding EFH Corp. Toggle Notes and EFH Corp. 10.875% Notes (collectively, the Exchange Notes) for up to $2.18 billion aggregate principal amount of new 10.000% senior secured notes due 2020 (new senior secured notes) to be issued by the Offerors and an aggregate of up to $500 million in cash. As discussed below under “Push Down of EFH Corp. Notes,” EFC Holdings reflects 50% of the Exchange Notes and related interest in its financial statements. The purpose of the exchange offers is to reduce the outstanding principal amount and extend the weighted average maturity of the long-term debt of EFH Corp. and its subsidiaries.

Concurrent with the exchange offers, EFH Corp. solicited consents from holders of the Exchange Notes to certain proposed amendments to the indenture that governs the Exchange Notes. The proposed amendments would eliminate substantially all of the restrictive covenants in the indenture, eliminate certain events of default, modify the covenant regarding mergers and consolidations, and modify or eliminate certain other provisions.

EFH Corp. has been advised by the exchange agent for the exchange offers that, as of 5:00 p.m., New York City time, on July 29, 2010, consents were delivered with respect to $4.47 billion aggregate principal amount of outstanding Exchange Notes, representing approximately 99.5% of the outstanding Exchange Notes. As a result, EFH Corp. received the requisite consents to adopt, and executed a supplemental indenture to effectuate, the proposed amendments. This supplemental indenture to the indenture related to the Exchange Notes will not become operative until the exchange offers are complete.

TCEH Senior Secured Facilities — The applicable rate on borrowings under the TCEH Initial Term Loan Facility, the TCEH Delayed Draw Term Loan Facility, the TCEH Revolving Credit Facility and the TCEH Letter of Credit Facility as of June 30, 2010 is provided in the long-term debt table and in the discussion of short-term borrowings above and reflects LIBOR-based borrowings. These borrowings totaled $22.036 billion at June 30, 2010.

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

•

upon making an offer to all lenders within a particular series, agree with lenders of that series to extend the maturity of their term loans or extend or refinance their revolving credit commitments under the TCEH Senior Secured Facilities, and pay increased interest rates or otherwise modify the terms of their loans or revolving commitments in connection with such an extension, and

•

exclude from the financial maintenance covenant under the TCEH Senior Secured Facilities any new debt issued that ranks junior to TCEH’s first lien obligations under the TCEH Senior Secured Facilities.

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

The TCEH Initial Term Loan Facility is required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of such facility ($41 million quarterly), with the balance payable in October 2014. The TCEH Delayed Draw Term Loan Facility is required to be repaid in equal quarterly installments in an aggregate annual amount equal to 1% of the actual principal outstanding under such facility as of December 2009 ($10 million quarterly), with the balance payable in October 2014. Amounts borrowed under the TCEH Revolving Facility may be reborrowed from time to time until October 2013. The TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility will mature in October 2014 and December 2012, respectively.

TCEH Senior Notes — The indebtedness under TCEH’s 10.25% Notes bear interest that is payable semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.25% per annum payable in cash. The indebtedness under the TCEH Toggle Notes bear interest that is payable semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest. For any interest period until November 2012, the issuers may elect to pay interest on the notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once TCEH makes a PIK election, the election is valid for each succeeding interest payment period until TCEH revokes the election.

The TCEH 10.25% and Toggle Notes (collectively, the TCEH Senior Notes) had a total principal amount at June 30, 2010 of $7.062 billion and are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH’s direct parent, EFC Holdings (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities.

Before November 1, 2010, the issuers may redeem with the cash proceeds of certain equity offerings up to 35% of the aggregate principal amount of the TCEH 10.25% and Toggle Notes from time to time at a redemption price of 110.250% and 110.500%, respectively, of their respective aggregate principal amount plus accrued and unpaid interest, if any. The issuers may also redeem the TCEH Senior Notes at any time prior to November 1, 2011 and 2012, respectively, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. The issuers may redeem the TCEH Senior Notes, in whole or in part, at any time on or after November 1, 2011 and 2012, respectively, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control of EFC Holdings or TCEH, the issuers must offer to repurchase the TCEH Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

Push Down of EFH Corp. Notes — Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Merger-related debt that is fully and unconditionally guaranteed on a joint and several basis by EFC Holdings and Intermediate Holding is subject to push down in accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in the financial statements of EFC Holdings. The amount reflected on EFC Holdings’ balance sheet represents 50% of the EFH Corp. Merger-related debt it has guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFC Holdings and Intermediate Holding in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., EFC Holdings records the settlement of such amounts as noncash capital contributions from EFH Corp.

The Merger-related debt of EFH Corp. at June 30, 2010 guaranteed by EFC Holdings and Intermediate Holding consisted of $1.812 billion principal amount of 10.875% Senior Notes due November 2017 (EFH Corp. 10.875% Notes), $2.758 billion principal amount of EFH Corp. Toggle Notes, $115 million principal amount of 9.75% Senior Secured Notes due October 2019 (EFH Corp. 9.75% Notes) and $184 million principal amount of EFH Corp. 10% Notes. EFC Holdings’ balance sheet at June 30, 2010 reflects 50% of these amounts. The $184 million principal amount of EFH Corp. 10% Notes subject to push down reflects the principal amount ($106 million) of such notes issued in exchange for EFH Corp. and TCEH Merger-related debt plus a portion of the principal amount ($78 million) of EFH Corp. 10% Notes issued in January 2010, with such portion representing the cash proceeds from the issuance subsequently used to repurchase EFH Corp. Merger-related debt. See “2010 EFH Corp. Debt Exchanges and Repurchases” above.

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

Borrowings under the EFH Corp. 10.875% Notes bear interest that is payable semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 10.875% per annum. Borrowings under the EFH Corp. 9.75% Notes bear interest that is payable semiannually in arrears on April 15 and October 15 of each year at a fixed rate of 9.75% per annum. Borrowings under the EFH Corp. Toggle Notes bear interest that is payable semiannually in arrears on May 1 and November 1 of each year at a fixed rate of 11.250% per annum for cash interest and at a fixed rate of 12.000% per annum for PIK Interest. The EFH Corp. Toggle Notes have the same interest payment election options as the TCEH Toggle Notes, and EFH Corp. issued through its PIK election $162 million principal amount of EFH Toggle Notes (included in Merger-related debt amounts above) in May 2010 in lieu of making cash interest payments.

Until November 1, 2010, EFH Corp. may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of its 10.875% and Toggle Notes from time to time at a redemption price of 110.875% and 111.250%, respectively, of their respective aggregate principal amounts, plus accrued and unpaid interest, if any. EFH Corp. may redeem these notes at any time prior to November 1, 2012 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. EFH Corp. may also redeem these notes, in whole or in part, at any time on or after November 1, 2012, at specified redemption prices, plus accrued and unpaid interest, if any. Before October 15, 2012, EFH Corp. with the net cash proceeds of certain equity offerings may redeem up to 35% of the aggregate principal amount of its 9.75% Notes from time to time at a redemption price of 109.750% of the aggregate principal amount, plus accrued and unpaid interest, if any. EFH Corp. may also redeem the notes at any time prior to October 15, 2014 at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. EFH Corp. may redeem the notes, in whole or in part, at any time on or after October 15, 2014, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change in control of EFH Corp., EFH Corp. must offer to repurchase its 10.875%, Toggle, 9.75% and 10% Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

TCEH Interest Rate Swap Transactions — As of June 30, 2010, TCEH has entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $16.30 billion of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 8.3% on debt maturing from 2010 to 2014. No interest rate swap transactions have been entered into in 2010.

As of June 30, 2010, TCEH has entered into interest rate basis swap transactions pursuant to which payments at floating interest rates of three-month LIBOR on an aggregate of $16.30 billion principal amount of senior secured term loans of TCEH were exchanged for floating interest rates of one-month LIBOR plus spreads ranging from 0.0625% to 0.2055%. These transactions include swaps entered into in the six months ended June 30, 2010 related to an aggregate $2.55 billion principal amount of senior secured term loans of TCEH and reflect the expiration of swaps in the six months ended June 30, 2010 related to an aggregate $2.50 billion principal amount of senior secured term loans of TCEH.

The interest rate swap counterparties are proportionately secured by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities. Changes in the fair value of such swaps are being reported in the income statement in interest expense and related charges, and such unrealized mark-to-market value changes totaled $254 million and $361 million in net losses in the three and six months ended June 30, 2010 and $460 million and $665 million in net gains in the three and six months ended June 30, 2009. The cumulative unrealized mark-to-market net liability related to the swaps totaled $1.574 billion at June 30, 2010, of which $140 million (pre-tax) was reported in accumulated other comprehensive income.

See Note 9 for discussion of collateral investments related to certain of these interest rate swaps that expired in March 2010.

5.	COMMITMENTS AND CONTINGENCIES

Guarantees

EFC Holdings has entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Residual value guarantees in operating leases — Subsidiaries of EFC Holdings are the lessee under various operating leases that guarantee the residual values of the leased assets. At June 30, 2010, the aggregate maximum amount of residual values guaranteed was $13 million with an estimated residual recovery of $13 million. These leased assets consist primarily of rail cars. The average life of the residual value guarantees under the lease portfolio is approximately six years.

See Note 4 above and Note 10 to Financial Statements in the 2009 Form 10-K for discussion of guarantees and security for certain of EFC Holdings’ indebtedness.

Letters of Credit

At June 30, 2010, TCEH had outstanding letters of credit under its credit facilities totaling $706 million as follows:

•	$318 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions;

•

$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$84 million to support TCEH’s REP’s financial requirements with the PUCT, and

•	$96 million for miscellaneous credit support requirements.

Litigation Related to Generation Facilities

In September 2007, an administrative appeal challenging the order of the TCEQ issuing the air permit for construction and operation of the Oak Grove generation facility in Robertson County, Texas was filed in the State District Court of Travis County, Texas. Plaintiffs asked that the District Court reverse the TCEQ’s approval of the Oak Grove air permit and the TCEQ’s adoption and approval of the TCEQ Executive Director’s Response to Comments, and remand the matter back to TCEQ for further proceedings. In addition to this administrative appeal, two other petitions were filed in Travis County District Court by non-parties to the administrative hearing before the TCEQ and the State Office of Administrative Hearings (SOAH) seeking to challenge the TCEQ’s issuance of the Oak Grove air permit and asking the District Court to remand the matter to the SOAH for further proceedings. Finally, the plaintiffs in these two additional lawsuits filed a third, joint petition claiming insufficiencies in the Oak Grove application, permit, and process and seeking party status and remand to the SOAH for further proceedings. One of the plaintiffs asked the District Court to consolidate all these proceedings, and the Attorney General of Texas, on behalf of TCEQ, filed pleas to the jurisdiction seeking dismissal of all but the administrative appeal. In May 2009, the District Court dismissed the claims that contest the merits of the TCEQ’s permitting decision, but declined to dismiss the claims that contest the process by which the TCEQ handled the permit application. Oak Grove Management Company LLC (a subsidiary of TCEH) has subsequently intervened in these proceedings and has filed its own pleas to the jurisdiction asking the court to dismiss the remaining collateral attack claims. In October 2009, one of the plaintiffs ended its legal challenge to the permit. In December 2009, the Attorney General and Oak Grove Management Company LLC filed pleadings asking the court to dismiss the administrative appeal challenging the permit for want of prosecution by the plaintiffs. In January 2010, the court denied that request and set the case for a hearing on the merits in June 2010. In March 2010, the remaining two non-parties to the administrative hearing before the TCEQ and SOAH filed a notice of non-suit, thus ending their legal challenge. Therefore, only one plaintiff remains in the case. After conducting the hearing in June 2010, the court in July issued its order rejecting the remaining plaintiff’s claims and upholding the TCEQ’s issuance of the permit. The plaintiff may appeal the court’s order. EFC Holdings believes the Oak Grove air permit granted by the TCEQ was issued in accordance with applicable law. There can be no assurance that the outcome of these matters will not adversely impact the Oak Grove project.

In July 2008, Alcoa Inc. filed a lawsuit in the State District Court of Milam County, Texas against Luminant Generation and Luminant Mining (wholly-owned subsidiaries of TCEH), later adding EFH Corp., a number of its subsidiaries, Texas Holdings and Texas Holdings’ general partner as parties to the suit. The lawsuit made various claims concerning the operation of the Sandow Unit 4 generation facility and the related Three Oaks lignite mine, including claims for breach of contract, breach of fiduciary duty, fraud, tortious interference, civil conspiracy and conversion. The plaintiff requested money damages of no less than $500 million, declaratory judgment, rescission and other forms of equitable relief. In May 2010, the trial court granted a summary judgment dismissing substantially all of Alcoa’s claims other than its breach of contract claims against Luminant Generation and Luminant Mining. On the breach of contract claims against Luminant Generation relating to the Sandow Unit 4 generation facility, a jury rendered a verdict in Luminant Generation’s favor in June 2010. The jury awarded no damages to Alcoa and awarded $10 million in damages to Luminant Generation. In June 2010, the judge presiding in the case ruled in Luminant Mining’s favor on the claims against it, awarding no damages to Alcoa and awarding nearly $2 million in damages to Luminant Mining. As a result, the lawsuit was concluded favorably to Luminant, subject to any appeals. EFC Holdings cannot predict whether Alcoa will file an appeal with respect to the jury’s verdict or the court’s ruling. If such appeals are filed, EFC Holdings intends to vigorously defend the appeals.

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

Sandow Power Company LLC (Sandow Power), a subsidiary of TCEH, is a party to a federal consent decree (the Consent Decree) with, among others, the US Department of Justice (DOJ) and certain private plaintiffs related to Sandow Power’s Sandow Unit 5 lignite-fueled generation facility. Between December 3, 2009 and March 31, 2010, Sandow Power submitted several force majeure claims to the DOJ regarding deviations from emissions limits at Sandow Unit 5 resulting from force majeure events, as that term is defined in the Consent Decree. In June 2010, Sandow Power and the DOJ agreed to extend, to August 31, 2010, the DOJ’s deadline to respond to these force majeure claims. EFC Holdings anticipates that this extension period will be used to pursue a negotiated resolution of the force majeure claims. EFC Holdings believes that a negotiated resolution of the force majeure claims between Sandow Power, the DOJ and the private plaintiffs, if reached, would likely involve a payment that is immaterial to the company, but in excess of the $100,000 disclosure threshold applicable to such matters.

Other Proceedings

In addition to the above, EFC Holdings is involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial position, results of operations or cash flows.

6.	EQUITY

Dividend Restrictions

There are no restrictions on EFC Holdings’ ability to use its retained earnings or net income to make distributions on its equity. However, EFC Holdings relies on distributions or loans from TCEH to meet its cash requirements, including funding of distributions. The TCEH Senior Secured Facilities and indenture governing the TCEH Senior Notes generally restrict TCEH’s ability to make distributions or loans to EFC Holdings. Thus, all of TCEH’s net income, which represents essentially all of EFC Holdings’ net income, is restricted from being used to make distributions or loans to EFC Holdings unless such distributions or loans are expressly permitted under the TCEH Senior Secured Facilities and indenture governing the TCEH Senior Notes. Those agreements generally permit TCEH to make unlimited distributions or loans to its parent companies, EFC Holdings and EFH Corp., for corporate overhead costs, SG&A expenses, taxes and principal and interest payments. In addition, those agreements contain certain investment and dividend baskets that would allow TCEH to make additional distributions and/or loans to its parent companies up to the amount of such baskets. The TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash distribution to Texas Holdings unless at the time, and after giving effect to such distribution, its consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. At June 30, 2010, EFH Corp. demand notes payable to TCEH totaled $1.631 billion, of which $668 million is related to principal and interest payments. Such principal and interest amounts are guaranteed by EFC Holdings and Intermediate Holding on a pari passu basis with their guarantees of the EFH Corp. Senior Notes; the remaining balance of the demand notes is not guaranteed.

In addition, under applicable law, EFC Holdings would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or the company would be insolvent.

Noncontrolling Interests

In connection with the filing of a combined operating license application with the NRC for two new nuclear generation units, in January 2009, TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture, Comanche Peak Nuclear Power Company LLC (CPNPC), to further the development of the two new nuclear generation units using MHI’s US–Advanced Pressurized Water Reactor technology. Under the terms of the joint venture agreement, a subsidiary of TCEH owns an 88% interest in the venture and a subsidiary of MHI owns a 12% interest. This joint venture is a variable interest entity, and a subsidiary of TCEH is considered the primary beneficiary (see Note 11).

Equity

The following table presents the changes to equity for the six months ended June 30, 2010:

	EFC Holdings Shareholder’s Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$5,651	$(9,790)	$(127)	$48	$(4,218)
Net income	—	(57)	—	—	(57)
Effects of stock-based incentive compensation plans	5	—	—	—	5
Net effects of cash flow hedges	—	—	36	—	36
Effect of consolidation of TXU Receivables Company (Note 3)	—	—	—	7	7
Investment by noncontrolling interests	—	—	—	14	14
Effects of debt push-down from EFH Corp. (Note 4)	35	—	—	—	35
Other	(1)	—	—	—	(1)

Balance at June 30, 2010	$5,690	$(9,847)	$(91)	$69	$(4,179)

7.	FAIR VALUE MEASUREMENTS

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

At June 30, 2010, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$992	$3,447	$425	$17	$4,881
Interest rate swaps	—	1	—	—	1
Nuclear decommissioning trust – equity securities (c)	149	98	—	—	247
Nuclear decommissioning trust – debt securities (c)	—	222	—	—	222

Total assets	$1,141	$3,768	$425	$17	$5,351

Liabilities:
Commodity contracts	$1,150	$850	$256	$17	$2,273
Interest rate swaps	—	1,575	—	—	1,575

Total liabilities	$1,150	$2,425	$256	$17	$3,848

(a)	Level 3 assets and liabilities consist primarily of complex long-term power purchase and sales agreements, including a long-term wind generation purchase contract and certain natural gas positions (collars) in the long-term hedging program.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the Investments line on the balance sheet. See Note 13.

At December 31, 2009, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$918	$2,588	$350	$4	$3,860
Interest rate swaps	—	12	—	—	12
Nuclear decommissioning trust – equity securities (c)	154	105	—	—	259
Nuclear decommissioning trust – debt securities (c)	—	216	—	—	216

Total assets	$1,072	$2,921	$350	$4	$4,347

Liabilities:
Commodity contracts	$1,077	$796	$269	$4	$2,146
Interest rate swaps	—	1,224	—	—	1,224

Total liabilities	$1,077	$2,020	$269	$4	$3,370

(a)	Level 3 assets and liabilities consist primarily of complex long-term power purchase and sales agreements, including a long-term wind generation purchase contract and certain natural gas positions (collars) in the long-term hedging program.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the Investments line on the balance sheet. See Note 13.

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

There were no significant transfers between the levels of the fair value hierarchy for the three and six months ended June 30, 2010.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$156	$(78)	$81	$(72)
Total realized and unrealized gains (losses) (a):
Included in net income (loss)	14	(1)	65	16
Included in other comprehensive income (loss)	—	1	—	(25)
Purchases, sales, issuances and settlements (net) (b)	13	7	31	(10)
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	(14)	(1)	(8)	19

Balance at end of period	$169	$(72)	$169	$(72)

Net change in unrealized gains (losses) included in net income relating to instruments held at end of period (d)	$21	$2	$75	$16

(a)	Substantially all changes in values of commodity contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities.
(b)	Settlements represent reversals of unrealized mark-to-market valuations of these positions previously recognized in net income. Purchases and issuances reflect option premiums paid or received.
(c)	Includes transfers due to changes in the observability of significant inputs. For 2010, in accordance with new accounting guidance issued by the FASB in January 2010, transfers in and out occur at the end of each quarter, which is when the assessments are performed. Prior period transfers in were assumed to transfer in at the beginning of the quarter and transfers out at the end of the quarter.
(d)	Includes unrealized gains and losses of instruments held at the end of the period.

8.	FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments attributable to EFC Holdings (including 50% of the EFH Corp. Merger-related debt) at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
On balance sheet liabilities:

Long-term debt (including current maturities) (b):	$32,335	$23,318	$32,270	$25,885

Off balance sheet liabilities:

Financial guarantees	$—	$5	$—	$6

(a)	Fair value determined in accordance with accounting standards related to the determination of fair value.
(b)	Excludes capital leases.

See Notes 7 and 9 for discussion of accounting for financial instruments that are derivatives.

9.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

EFC Holdings enters into physical and financial derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage commodity price risk and interest rate risk exposure. EFC Holdings’ principal activities involving derivatives consist of a long-term commodity hedging program and the hedging of interest costs on its long-term debt. See Note 7 for a discussion of the fair value of all derivatives.

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

Financial Statement Effects of Derivatives

Substantially all commodity and other derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities as reported in the balance sheets at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,740	$1	$9	$—	$2,750
Noncurrent assets	2,129	—	3	—	2,132
Current liabilities	(3)	—	(1,908)	(601)	(2,512)
Noncurrent liabilities	(2)	—	(360)	(974)	(1,336)

Net assets (liabilities)	$4,864	$1	$(2,256)	$(1,575)	$1,034

	December 31, 2009
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,327	$8	$4	$—	$2,339
Noncurrent assets	1,529	4	—	—	1,533
Current liabilities	—	—	(1,705)	(605)	(2,310)
Noncurrent liabilities	—	—	(441)	(619)	(1,060)

Net assets (liabilities)	$3,856	$12	$(2,142)	$(1,224)	$502

As of June 30, 2010 and December 31, 2009, there were no derivative positions accounted for as cash flow or fair value hedges.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet and totaled $367 million and $358 million in net liabilities at June 30, 2010 and December 31, 2009, respectively, which do not include the collateral investments related to certain interest rate swaps and commodity positions discussed immediately below. Reported amounts as presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because EFC Holdings may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

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

The following table presents the pre-tax effect of derivatives not under hedge accounting on net income, including realized and unrealized effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative (Income statement presentation)	2010	2009	2010	2009

Commodity contracts (Net gain (loss) from commodity hedging and trading activities)	$73	$(265)	$1,276	$890

Interest rate swaps (Interest expense and related charges)	(422)	288	(698)	333

Net gain	$(349)	$23	$578	$1,223

The following tables present the pre-tax effect of derivative instruments previously accounted for as cash flow hedges on net income and other comprehensive income (OCI) for the three and six months ended June 30, 2010 and 2009:

	Amount of gain (loss) recognized in OCI (effective portion)
Derivative	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Income statement presentation of loss reclassified from accumulated OCI into income (effective portion)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Interest rate swaps	$—	$—	Interest expense and related charges	$(24)	$(53)

Commodity contracts	—	—	Fuel, purchased power costs and delivery fees	—	—

			Operating revenues	(1)	(1)

Total	$—	$—		$(25)	$(54)

	Amount of gain (loss) recognized in OCI (effective portion)
Derivative	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Income statement presentation of loss reclassified from accumulated OCI into income (effective portion)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Interest rate swaps	$—	$—	Interest expense and related charges	$(44)	$(84)

Commodity contracts	1	(25)	Fuel, purchased power costs and delivery fees	(4)	(4)

			Operating revenues	(1)	(2)

Total	$1	$(25)		$(49)	$(90)

There were no transactions designated as cash flow hedges during the three and six months ended June 30, 2010. There were no ineffectiveness net gains or losses related to transactions designated as cash flow hedges in the three and six months ended June 30, 2009.

Accumulated other comprehensive income related to cash flow hedges at June 30, 2010 and December 31, 2009 totaled $91 million and $127 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. EFC Holdings expects that $35 million of net losses related to cash flow hedges included in accumulated other comprehensive income as of June 30, 2010 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Derivative Volumes — The following table presents the gross notional amounts of derivative volumes at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed	$16,300	$16,300	Million US dollars
Basis	$16,300	$16,250	Million US dollars
Natural gas:
Long-term hedge forward sales and purchases (a)	2,946	3,402	Million MMBtu
Locational basis swaps	996	1,010	Million MMBtu
All other	1,431	1,433	Million MMBtu
Electricity	178,873	198,230	GWh
Coal	5	6	Million tons
Fuel oil	130	161	Million gallons

(a)	Represents gross notional forward sales, purchases and options of fixed and basis (price point) transactions in the long-term hedging program. The net amount of these transactions, excluding basis transactions, was 1.4 billion MMBtu and 1.6 billion MMBtu as of June 30, 2010 and December 31, 2009, respectively.

Credit Risk-Related Contingent Features of Derivatives

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

As of June 30, 2010 and December 31, 2009, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $619 million and $687 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $109 million and $152 million as of June 30, 2010 and December 31, 2009, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, as of June 30, 2010 and December 31, 2009, the remaining related liquidity requirement would have totaled $23 million and $20 million, respectively, after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized primarily with asset liens include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. As of June 30, 2010 and December 31, 2009, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $1.896 billion and $1.400 billion, respectively, (before consideration of the amount of assets under the liens). There were no cash collateral and letters of credit posted with these counterparties to reduce the liquidity exposure as of June 30, 2010. The liquidity exposure associated with these liabilities was reduced by cash collateral and letters of credit posted with counterparties totaling $489 million as of December 31, 2009. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered as of June 30, 2010 and December 31, 2009, the remaining related liquidity requirement would have totaled $1.073 billion and $450 million, respectively, after reduction for derivative assets under netting arrangements (before consideration of the amount of assets under the liens). See Note 10 to Financial Statements in the 2009 Form 10-K for a description of other obligations that are supported by asset liens.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $2.515 billion and $2.087 billion at June 30, 2010 and December 31, 2009, respectively. This amount is before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets under related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. As of June 30, 2010, total credit risk exposure to all counterparties related to derivative contracts totaled $5.1 billion (including associated accounts receivable). The net exposure to those counterparties totaled $1.9 billion after taking into effect master netting arrangements, setoff provisions and collateral. The net exposure, assuming setoff provisions in the event of default across all EFH Corp. consolidated subsidiaries, totaled $1.4 billion as of June 30, 2010. As of June 30, 2010, the credit risk exposure to the banking and financial sector represented 93% of the total credit risk exposure, a significant amount of which is related to the long-term hedging program. As of June 30, 2010, the largest net exposure to a single counterparty totaled approximately $750 million. Exposure to the banking and financial sector counterparties is considered to be within an acceptable level of risk tolerance because substantially all of this exposure is with counterparties with credit ratings of “A” or better. However, this concentration increases the risk that a default by any of these counterparties would have a material adverse effect on EFC Holdings’ financial condition and results of operations.

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

Subsidiaries of EFC Holdings are participating employers in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. Subsidiaries of EFC Holdings also participate with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and other postretirement employee benefits (OPEB) costs applicable to EFC Holdings totaled $9 million and $5 million for the three months ended June 30, 2010 and 2009, respectively, and $18 million and $10 million for the six months ended June 30, 2010 and 2009, respectively.

The discount rate reflected in net pension and OPEB costs in 2010 is 5.90%. The expected rates of return on pension and OPEB plan assets reflected in the 2010 cost amounts are 8.0% and 7.6%, respectively.

EFC Holdings provided no cash contributions to the pension plan in the six months ended June 30, 2010 and does not expect to make any cash contributions for the remainder of 2010. EFC Holdings made cash contributions totaling $407 thousand to the OPEB plan in the six months ended June 30, 2010, and expects to make additional contributions totaling $478 thousand in the remainder of 2010.

11.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

EFC Holdings adopted amended accounting standards on January 1, 2010 that require consolidation of a VIE if EFC Holdings has the power to direct the significant activities of the VIE and the right or obligation to absorb profit and loss from the VIE. A VIE is an entity with which EFC Holdings has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to EFC Holdings. As discussed below, EFC Holdings’ balance sheet includes assets and liabilities of VIEs that meet the consolidation standards.

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

Consolidated VIEs

Effective January 1, 2010, TXU Receivables Company is consolidated by EFC Holdings in accordance with amended consolidation accounting standards because EFC Holdings (as the owner of TXU Energy) is the primary economic beneficiary of TXU Receivables Company, which is owned and controlled by its parent, EFH Corp.

EFC Holdings continues to consolidate CPNPC, which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at TCEH’s existing Comanche Peak nuclear-fueled generation facility using MHI’s US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of the equity interests, respectively (see Note 6).

The carrying amounts and classifications of the assets and liabilities related to EFC Holdings’ consolidated VIEs as of June 30, 2010 are as follows:

Assets:		Liabilities:
Cash and cash equivalents	$8	Short-term borrowings (a)	$158
Accounts receivable (a)	880	Trade accounts payable	3
Property, plant and equipment	93	Other current liabilities	1

Other noncurrent assets, including $2 current	9	Total liabilities	$162

Total assets	$990

(a)	As a result of the January 1, 2010 adoption of new accounting guidance related to transfers of financial assets, the balance sheet at June 30, 2010 reflects $880 million of pledged accounts receivable and $158 million of short-term borrowings (see Note 3).

The assets of EFC Holdings’ consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of EFC Holdings’ consolidated VIEs do not have recourse to EFC Holdings’ general credit.

12.	RELATED–PARTY TRANSACTIONS

The following represent the significant related-party transactions of EFC Holdings:

•

TCEH incurs electricity delivery fees charged by Oncor. These fees totaled $257 million and $521 million for the three and six months ended June 30, 2010, respectively, and $246 million and $474 million for the three and six month periods ended June 30, 2009, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheet at June 30, 2010 and December 31, 2009 reflects amounts due currently to Oncor totaling $177 million and $151 million, respectively, primarily related to these delivery fees.

•

Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, the balance sheet reflects a noninterest bearing note payable to Oncor of $237 million ($38 million current portion included in trade accounts and other payables to affiliates) at June 30, 2010 and $254 million ($37 million current portion included in trade accounts and other payables to affiliates) at December 31, 2009.

•

TCEH reimburses Oncor for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense totaled $9 million and $19 million for the three and six months ended June 30, 2010, respectively, and $11 million and $21 million for the three and six months ended June 30, 2009, respectively.

•

Notes receivable from EFH Corp. are payable to TCEH on demand and arise from borrowings used for the working capital and general corporate purposes of EFH Corp. The notes totaled $1.631 billion and $1.406 billion at June 30, 2010 and December 31, 2009, respectively. The average daily balance of the notes for the three and six months ended June 30, 2010 was $1.518 billion and $1.448 billion, respectively, and was $814 million and $700 million for the three and six months ended June 30, 2009, respectively. The notes carry interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income totaled $20 million and $38 million for the three and six months ended June 30, 2010, respectively, and $10 million and $18 million for the three and six months ended June 30, 2009, respectively.

•

A note to EFH Corp. is payable by TCEH on demand and arises from borrowings used to repay borrowings under the TCEH Revolving Credit Facility. The note totaled $770 million at June 30, 2010. The average daily balance of the note for the three and six months ended June 30, 2010 was $749 million and $526 million, respectively. The note carries interest at a rate based on the one-month LIBOR rate plus 3.50%, and interest expense totaled $7 million and $10 million for the three and six months ended June 30, 2010. In addition, a note to EFH Corp. is payable by EFC Holdings on demand and arises from borrowings used to repay outstanding indebtedness. The note totaled $34 million at June 30, 2010. The note carries interest at a rate based on the one-month LIBOR rate plus 5.00%.

•

An EFH Corp. subsidiary charges subsidiaries of EFC Holdings for information technology, financial, accounting and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $47 million and $93 million for the three and six months ended June 30, 2010, respectively, and $18 million and $36 million for the three and six months ended June 30, 2009, respectively. The increases were driven by services now provided by the EFH Corp. subsidiary that were previously outsourced and billed directly to EFC Holdings by the third party. The increases also reflected $11 million and $23 million in new costs allocated from corporate, principally fees paid to the Sponsor Group.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on EFC Holdings’ balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor and remitted to TCEH, with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported as receivable from affiliate on EFC Holdings’ balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by EFC Holdings are offset by a net change in the intercompany receivable/payable with Oncor, which in turn results in a change in Oncor’s net regulatory asset/liability. At June 30, 2010, the excess of the trust fund balance over the decommissioning liability resulted in a payable to Oncor totaling $148 million.

The intercompany receivable/payable with Oncor has changed from a receivable of $85 million on December 31, 2009 to a payable of $148 million on June 30, 2010 due to a new decommissioning cost estimate completed in the second quarter 2010 that resulted in a decline of the liability. The new cost estimate was completed in accordance with regulatory requirements to perform a cost estimate every five years. The lower estimated liability was driven by lower cost escalation assumptions in the new estimate. (Also see Note 13 under “Asset Retirement Obligations.”)

•

TCEH had posted cash collateral of $4 million and $15 million as of June 30, 2010 and December 31, 2009, respectively, to Oncor related to interconnection agreements for the generation units being developed by TCEH. The collateral is reported in EFC Holdings’ balance sheet in other current assets. In January 2010, Oncor returned $11 million of the collateral and paid $1 million in related accrued interest.

•

EFH Corp. files a consolidated federal income tax return; however, EFC Holdings’ federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if EFC Holdings files its own income tax return. As a result, EFC Holdings had income taxes payable to EFH Corp. of $27 million and $50 million at June 30, 2010 and December 31, 2009, respectively.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of June 30, 2010 and December 31, 2009, TCEH had posted a letter of credit in the amount of $16 million and $15 million, respectively, for the benefit of Oncor.

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

•

As a result of debt repurchase and exchange transactions in November 2009 and the first half of 2010 and the May 2010 PIK interest payment on the TCEH Toggle Notes (see Note 4) as of June 30, 2010 and December 31, 2009, EFH Corp. held as an investment $287 million and $64 million, respectively, principal amount of TCEH Senior Notes and on both June 30, 2010 and December 31, 2009, Intermediate Holding held as an investment $79 million principal amount of TCEH Senior Notes. EFH Corp. also held as an investment $20 million of TCEH’s Initial Term Loan Facility as of June 30, 2010 as a result of debt repurchase transactions in June 2010. Interest expense accrued on the notes totaled $6 million and $9 million for the three and six months ended June 30, 2010.

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with EFC Holdings in the normal course of business.

•	Affiliates of the Sponsor Group may sell or acquire debt or debt securities issued by EFC Holdings or its subsidiaries in open market transactions or through loan syndications.

See Notes 4 and 5 for guarantees and push-down of certain EFH Corp. debt and Note 10 for allocation of EFH Corp.’s pension and OPEB costs to EFC Holdings.

13.	SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other income:
Gain on sale of land/water rights	$44	$—	$44	$—
Gain on sale of interest in natural gas gathering pipeline business (a)	30	—	37	—
Sales tax refund	—	—	5	—
Mineral rights royalty income	—	1	1	2
Other	2	1	2	3

Total other income	$76	$2	$89	$5

Other deductions:
Gas plant impairment charges	$1	$—	$1	$—
Severance charges	—	1	2	7
Other	4	3	7	7

Total other deductions	$5	$4	$10	$14

(a)	The six months ended June 30, 2010 amount includes adjustments totaling $12 million associated with the sale of a controlling interest in 2009 that arose as a result of completion of fair value determination related to the respective parties’ investment balance and a gain totaling $25 million related to the sale of remaining interests in June 2010.

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$694	$695	$1,375	$1,391
Unrealized mark-to-market net (gain) loss on interest rate swaps	254	(460)	361	(665)
Amortization of interest rate swap losses at dedesignation of hedge accounting	24	44	53	84
Amortization of fair value debt discounts resulting from purchase accounting	5	4	9	8
Amortization of debt issuance costs and discounts	31	31	62	61
Capitalized interest	(16)	(79)	(47)	(173)

Total interest expense and related charges	$992	$235	$1,813	$706

Restricted Cash

	At June 30, 2010		At December 31, 2009
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 4)	$—	$1,135	$—	$1,135
Amounts related to margin deposits held	6	—	1	—

Total restricted cash	$6	$1,135	$1	$1,135

Inventories by Major Category

	June 30, 2010	December 31, 2009
Materials and supplies	$162	$156
Fuel stock	205	204
Natural gas in storage	34	33

Total inventories	$401	$393

Investments

	June 30, 2010	December 31, 2009
Nuclear decommissioning trust	$469	$475
Assets related to employee benefit plans, including employee savings programs, net of distributions	16	18
Land	41	41
Investment in natural gas gathering pipeline business (a)	—	44
Investment in unconsolidated affiliate	7	10
Miscellaneous other	4	3

Total investments	$537	$591

(a)	A controlling interest in this previously consolidated subsidiary was sold in 2009, and the remaining interests were sold in June 2010.

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

	June 30, 2010
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$216	$8	$(2)	$222
Equity securities (c)	203	67	(23)	247

Total	$419	$75	$(25)	$469

	December 31, 2009
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$211	$8	$(3)	$216
Equity securities (c)	195	83	(19)	259

Total	$406	$91	$(22)	$475

(a)	Includes realized gains and losses of securities sold.
(b)	The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody’s. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.41% and 4.44% and an average maturity of 7.9 years and 7.8 years at June 30, 2010 and December 31, 2009, respectively.
(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at June 30, 2010 mature as follows: $81 million in one to five years, $37 million in five to ten years and $104 million after ten years.

Property, Plant and Equipment

As of June 30, 2010 and December 31, 2009, property, plant and equipment of $20.5 billion and $21.0 billion, respectively, is stated net of accumulated depreciation and amortization of $3.4 billion and $2.7 billion, respectively.

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

The following table summarizes the changes to the asset retirement liability, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, during the six months ended June 30, 2010:

Asset retirement liability at January 1, 2010	$948
Additions:
Accretion	36
Reductions:
Payments, essentially all mining reclamation	(20)
Adjustment for new cost estimate (a)	(498)

Asset retirement liability at June 30, 2010	466
Less amounts due currently	(42)

Noncurrent asset retirement liability at June 30, 2010	$424

(a)	Essentially all of the adjustment relates to the nuclear decommissioning liability, which resulted from a new cost estimate completed in the second quarter 2010. In accordance with regulatory requirements, a new cost estimate is completed every five years. A decline in the liability was driven by lower cost escalation assumptions in the new estimate. The reduction in the liability was offset in part by a reduction in the carrying value of the nuclear facility with the balance offset by an increase in the noncurrent liability to Oncor, which in turn resulted in a regulatory liability on Oncor’s balance sheet. (Also see Note 12.)

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2010	December 31, 2009
Uncertain tax positions (including accrued interest)	$1,071	$1,044
Asset retirement obligations	424	948
Unfavorable purchase and sales contracts	687	700
Retirement plan and other employee benefits	49	48
Other	10	9

Total other noncurrent liabilities and deferred credits	$2,241	$2,749

No recent events have occurred that would cause EFC Holdings to materially adjust the total amount of liabilities recorded related to uncertain tax positions, although the amount could change materially within the next 12 months if sufficient progress is made on matters in appeals with the IRS (see Note 6 to Financial Statements in the 2009 Form 10-K).

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $6 million and $13 million in the three and six months ended June 30, 2010, respectively, and $7 million and $14 million in the three and six months ended June 30, 2009, respectively. Favorable purchase and sales contracts are recorded as intangible assets (see Note 2).

The estimated amortization of unfavorable purchase and sales contracts for each of the five fiscal years from December 31, 2009 is as follows:

Year	Amount
2010	$27
2011	27
2012	27
2013	26
2014	25

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2010	2009
Cash payments (receipts) related to:
Interest paid (a)	$1,116	$1,178
Capitalized interest	(47)	(173)

Interest paid (net of capitalized interest) (a)	1,069	1,005
Income taxes	47	34
Noncash investing and financing activities:
Effect of push down of debt from parent	(18)	—
Effect of Parent’s payment of interest and issuance of toggle notes as consideration for cash interest, net of tax, on pushed down debt	98	111
Noncash construction expenditures (b)	48	123
Capital leases	—	15
Noncash contribution related to EFH Corp. stock-based compensation	5	5

(a)	Net of interest received on interest rate swaps.
(b)	Represents end-of-period accruals.

14.	SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

As of June 30, 2010, TCEH and TCEH Finance, as Co-Issuers, had outstanding $3.0 billion 10.25% Senior Notes Due 2015, $2.0 billion 10.25% Senior Notes due 2015 Series B and $2.062 billion Toggle Notes (collectively, the TCEH Senior Notes). The TCEH Senior Notes are unconditionally guaranteed by EFC Holdings and by each subsidiary that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes. The guarantees rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. All other subsidiaries of EFC Holdings, either direct or indirect, do not guarantee the TCEH Senior Notes (collectively the Non-Guarantors). The indenture governing the TCEH Senior Notes contains certain restrictions, subject to certain exceptions, on EFC Holdings’ ability to pay dividends or make investments. See Note 6.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” in order to present the condensed consolidating statements of income and of cash flows of EFC Holdings (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors for the three and six months ended June 30, 2010 and 2009 and the condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances, including the effects of the push down of $2.285 and $2.313 billion of the EFH Corp. Senior Notes and $150 million and $58 million of the EFH Corp. Senior Secured Notes to the Parent Guarantor and the TCEH Senior Notes and the TCEH Senior Secured Facilities to the Other Guarantors as of June 30, 2010 and December 31, 2009, respectively. TCEH Finance’s sole function is to be the co-issuer of the TCEH Senior Notes; therefore, it has no other independent assets, liabilities or operations (see Notes 4 and 5).

EFC Holdings (parent entity) received no dividends from its consolidated subsidiaries for the three and six months ended June 30, 2010 and 2009.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Three Months Ended June 30, 2010

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,990	$3	$—	$1,993
Fuel, purchased power costs and delivery fees	—	—	(1,074)	—	—	(1,074)
Net gain (loss) from commodity hedging and trading activities	—	123	(56)	—	—	67
Operating costs	—	—	(229)	—	—	(229)
Depreciation and amortization	—	—	(345)	—	—	(345)
Selling, general and administrative expenses	—	—	(179)	(1)	—	(180)
Franchise and revenue-based taxes	—	—	(26)	—	—	(26)
Other income	—	30	46	—	—	76
Other deductions	—	—	(4)	(1)	—	(5)
Interest income	—	95	109	—	(184)	20
Interest expense and related charges	(76)	(1,056)	(467)	(1)	608	(992)

Loss before income taxes	(76)	(808)	(235)	—	424	(695)

Income tax benefit	25	281	78	—	(147)	237

Equity earnings (losses) of subsidiaries	(406)	121	—	—	285	—

Net loss	(457)	(406)	(157)	—	562	(458)

Net loss attributable to noncontrolling interests	—	—	1	—	—	1

Net loss attributable to EFC Holdings	$(457)	$(406)	$(156)	$—	$562	$(457)

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2010

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$3,986	$6	$—	$3,992
Fuel, purchased power costs and delivery fees	—	—	(2,121)	—	—	(2,121)
Net gain from commodity hedging and trading activities	—	808	472	—	—	1,280
Operating costs	—	—	(426)	—	—	(426)
Depreciation and amortization	—	—	(681)	—	—	(681)
Selling, general and administrative expenses	—	—	(362)	(1)	—	(363)
Franchise and revenue-based taxes	—	—	(49)	—	—	(49)
Other income	—	37	52	—	—	89
Other deductions	—	—	(9)	(1)	—	(10)
Interest income	—	190	219	—	(367)	42
Interest expense and related charges	(149)	(1,957)	(912)	(4)	1,209	(1,813)

Income (loss) before income taxes	(149)	(922)	169	—	842	(60)

Income tax (expense) benefit	49	316	(70)	—	(292)	3

Equity earnings of subsidiaries	43	649	—	—	(692)	—

Net income (loss)	(57)	43	99	—	(142)	(57)

Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to EFC Holdings	$(57)	$43	$99	$—	$(142)	$(57)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Six Months Ended June 30, 2009

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$3,711	$—	$—	$3,711
Fuel, purchased power costs and delivery fees	—	—	(1,800)	—	—	(1,800)
Net gain from commodity hedging and trading activities	—	387	493	—	—	880
Operating costs	—	—	(343)	—	—	(343)
Depreciation and amortization	—	—	(559)	—	—	(559)
Selling, general and administrative expenses	—	—	(361)	(2)	—	(363)
Franchise and revenue-based taxes	—	—	(47)	—	—	(47)
Impairment of goodwill	—	(70)	—	—	—	(70)
Other income	—	—	5	—	—	5
Other deductions	—	—	(14)	—	—	(14)
Interest income	—	202	192	—	(375)	19
Interest expense and related charges	(144)	(988)	(822)	—	1,248	(706)

Income (loss) before income taxes	(144)	(469)	455	(2)	873	713

Income tax (expense) benefit	46	132	(170)	1	(303)	(294)

Equity earnings of subsidiaries	517	854	—	—	(1,371)	—

Net income (loss)	$419	$517	$285	$(1)	$(801)	$419

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2010

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(5)	$(484)	$787	$(162)	$—	$136

Cash flows – financing activities:
Repayments of long-term debt	(2)	(104)	(82)	—	—	(188)
Net short-term borrowings under accounts receivable securitization program	—	—	—	158	—	158
Decrease in other short-term borrowings	—	(218)	—	—	—	(218)
Notes/loans from affiliates	34	770	—	—	—	804
Decrease in income tax-related note payable to Oncor	—	—	(17)	—	—	(17)
Contributions from noncontrolling interests	—	—	—	14	—	14
Other-net	—	(1)	22	—	—	21

Cash provided by (used in) financing activities	32	447	(77)	172	—	574

Cash flows – investing activities:
Net loans to affiliates	(27)	(65)	(134)	—	—	(226)
Capital expenditures	—	—	(535)	(15)	—	(550)
Nuclear fuel purchases	—	—	(66)	—	—	(66)
Proceeds from sale of assets	—	91	50	—	—	141
Proceeds from sale of environmental allowances and credits	—	—	6	—	—	6
Purchases of environmental allowances and credits	—	—	(10)	—	—	(10)
Changes in restricted cash	—	—	(5)	—	—	(5)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	803	—	—	803
Investments in nuclear decommissioning trust fund securities	—	—	(811)	—	—	(811)
Other-net	—	(11)	3	—	—	(8)

Cash provided by (used in) investing activities	(27)	15	(699)	(15)	—	(726)

Net change in cash and cash equivalents	—	(22)	11	(5)	—	(16)
Cash received from VIE	—	—	—	7	—	7
Cash and cash equivalents – beginning balance	—	77	11	6	—	94

Cash and cash equivalents – ending balance	$—	$55	$22	$8	$—	$85

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2009

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(9)	$(1,005)	$1,504	$(4)	$1	$487

Cash flows – financing activities:
Issuances of long-term debt	—	435	—	—	—	435
Repayments of long-term debt	(1)	(83)	(87)	—	—	(171)
Decrease in income tax-related note payable to Oncor	—	(17)	—	—	—	(17)
Net loans from affiliates	10	282	—	—	(292)	—
Contributions from noncontrolling interests	—	—	—	32	—	32
Other-net	—	—	1	—	—	1

Cash provided by (used in) financing activities	9	617	(86)	32	(292)	280

Cash flows – investing activities:
Net loans to affiliates	—	(115)	(618)	—	291	(442)
Capital expenditures and nuclear fuel purchases	—	—	(805)	(17)	—	(822)
Money market fund redemptions	—	142	—	—	—	142
Reduction of restricted cash related to letter of credit facility	—	115	—	—	—	115
Other changes in restricted cash	—	—	3	—	—	3
Proceeds from sale of environmental allowances and credits	—	—	7	—	—	7
Purchases of environmental allowances and credits	—	—	(14)	—	—	(14)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	2,231	—	—	2,231
Investments in nuclear decommissioning trust fund securities	—	—	(2,238)	—	—	(2,238)
Other-net	—	—	25	—	—	25

Cash provided by (used in) investing activities	—	142	(1,409)	(17)	291	(993)

Net change in cash and cash equivalents	—	(246)	9	11	—	(226)
Cash and cash equivalents – beginning balance	—	475	4	—	—	479

Cash and cash equivalents – ending balance	$—	$229	$13	$11	$—	$253

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

at June 30, 2010

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$55	$22	$8	$—	$85
Restricted cash	—	—	6	—	—	6
Advances to affiliates	3	—	5,603	—	(5,606)	—
Trade accounts receivable – net	—	3	1,111	880	(722)	1,272
Income taxes receivable	1	—	81	—	(82)	—
Accounts receivable from affiliates	—	11	—	—	(11)	—
Notes receivable from parent	—	1,631	—	—	—	1,631
Inventories	—	—	401	—	—	401
Commodity and other derivative contractual assets	—	624	2,126	—	—	2,750
Accumulated deferred income taxes	—	77	26	—	—	103
Margin deposits related to commodity positions	—	—	173	—	—	173
Other current assets	—	—	50	1	—	51

Total current assets	4	2,401	9,599	889	(6,421)	6,472

Restricted cash	—	1,135	—	—	—	1,135
Investments	(1,746)	21,920	570	—	(20,207)	537
Property, plant and equipment – net	—	—	20,455	93	—	20,548
Goodwill	—	10,252	—	—	—	10,252
Intangible assets – net	—	—	2,489	—	—	2,489
Commodity and other derivative contractual assets	—	1,516	616	—	—	2,132
Accumulated deferred income taxes	70	—	—	1	(71)	—
Other noncurrent assets, principally unamortized debt issuance costs	42	479	448	7	(440)	536

Total assets	$(1,630)	$37,703	$34,177	$990	$(27,139)	$44,101

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$735	$735	$158	$(735)	$893
Advances from affiliates	—	5,606	—	—	(5,606)	—
Long-term debt due currently	9	205	232	—	(205)	241
Trade accounts payable	—	1	705	724	(722)	708
Trade accounts and other payables due to affiliates	—	—	249	3	(11)	241
Notes payable to affiliate	34	770	—	—	—	804
Commodity and other derivative contractual liabilities	—	840	1,672	—	—	2,512
Margin deposits related to commodity positions	—	192	338	—	—	530
Accrued income taxes payable to parent	—	109	—	—	(82)	27
Accrued taxes other than income	—	—	79	—	—	79
Accrued interest	48	309	196	—	(194)	359
Other current liabilities	—	5	208	1	(2)	212

Total current liabilities	91	8,772	4,414	886	(7,557)	6,606

Accumulated deferred income taxes	—	5	5,544	—	24	5,573
Commodity and other derivative contractual liabilities	—	1,056	280	—	—	1,336
Notes or other liabilities due affiliates	—	—	347	—	—	347
Long-term debt held by affiliate	—	386	—	—	—	386
Long-term debt, less amounts due currently	2,524	29,172	28,254	—	(28,159)	31,791
Other noncurrent liabilities and deferred credits	3	59	2,179	—	—	2,241

Total liabilities	2,618	39,450	41,018	886	(35,692)	48,280

EFC Holdings shareholder’s equity	(4,248)	(1,747)	(6,841)	35	8,553	(4,248)
Noncontrolling interests in subsidiaries	—	—	—	69	—	69

Total equity	(4,248)	(1,747)	(6,841)	104	8,553	(4,179)

Total liabilities and equity	$(1,630)	$37,703	$34,177	$990	$(27,139)	$44,101

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

at December 31, 2009

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$77	$11	$6	$—	$94
Restricted cash	—	—	1	—	—	1
Advances to affiliates	3	—	5,470	—	(5,473)	—
Trade accounts receivable – net	—	2	1,007	—	—	1,009
Notes receivable from parent	—	1,432	—	—	(26)	1,406
Income taxes receivable from parent	2	—	7	—	(9)	—
Inventories	—	—	393	—	—	393
Commodity and other derivative contractual assets	—	530	1,809	—	—	2,339
Accumulated deferred income taxes	3	—	7	—	(9)	1
Margin deposits related to commodity positions	—	—	187	—	—	187
Other current assets	—	1	45	—	—	46

Total current assets	8	2,042	8,937	6	(5,517)	5,476
Restricted cash	—	1,135	—	—	—	1,135
Receivable from affiliate	—	—	85	—	—	85
Investments	(1,829)	21,308	581	—	(19,469)	591
Property, plant and equipment – net	—	—	20,901	79	—	20,980
Goodwill	—	10,252	—	—	—	10,252
Intangible assets – net	—	—	2,593	—	—	2,593
Commodity and other derivative contractual assets	—	921	612	—	—	1,533
Accumulated deferred income taxes	55	139	—	1	(195)	—
Other noncurrent assets, principally unamortized debt issuance costs	46	536	506	4	(492)	600

Total assets	$(1,720)	$36,333	$34,215	$90	$(25,673)	$43,245

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$953	$953	$—	$(953)	$953
Advances from affiliates	—	5,473	—	—	(5,473)	—
Long-term debt due currently	8	205	294	—	(205)	302
Trade accounts payable – nonaffiliates	—	—	744	4	—	748
Notes or other liabilities due to affiliates	26	—	200	3	(26)	203
Commodity and other derivative contractual liabilities	—	690	1,620	—	—	2,310
Margin deposits related to commodity positions	—	151	369	—	—	520
Accrued income taxes payable to parent	—	59	—	—	(9)	50
Accrued taxes other than income	—	—	75	—	—	75
Accumulated deferred taxes	—	9	—	—	(9)	—
Accrued interest	46	300	184	—	(181)	349
Other current liabilities	—	5	336	—	(2)	339

Total current liabilities	80	7,845	4,775	7	(6,858)	5,849
Accumulated deferred income taxes	—	—	5,590	—	(123)	5,467
Commodity and other derivative contractual liabilities	—	717	343	—	—	1,060
Notes or other liabilities due affiliates	—	—	217	—	—	217
Long-term debt, less amounts due currently held by affiliate	—	143	—	—	—	143
Long-term debt, less amounts due currently	2,462	29,401	28,267	—	(28,152)	31,978
Other noncurrent liabilities and deferred credits	4	58	2,687	—	—	2,749

Total liabilities	2,546	38,164	41,879	7	(35,133)	47,463

EFC Holdings shareholder’s equity	(4,266)	(1,831)	(7,664)	35	9,460	(4,266)
Noncontrolling interests in subsidiaries	—	—	—	48	—	48

Total equity	(4,266)	(1,831)	(7,664)	83	9,460	(4,218)

Total liabilities and equity	$(1,720)	$36,333	$34,215	$90	$(25,673)	$43,245

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFC Holdings’ financial condition and results of operations for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with its consolidated financial statements and the notes to those statements.

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

Significant Activities and Events

Natural Gas Prices and Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and as of June 30, 2010, has effectively sold forward approximately 1.4 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 175,000 GWh at an assumed 8.0 market heat rate) for the period from July 1, 2010 through December 31, 2014 at weighted average annual hedge prices ranging from $7.80 per MMBtu to $7.18 per MMBtu. These transactions, as well as forward power sales, have effectively hedged an estimated 65% of the natural gas price exposure related to TCEH’s expected generation output for the period beginning July 1, 2010 and ending December 31, 2014 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices, which is expected to be the marginal fuel for the purpose of setting electricity prices approximately 75% to 90% of the time. If the correlation changes in the future, the cash flows targeted under the long-term hedging program may not be achieved.

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

The company has entered into related put and call transactions (referred to as collars), primarily for year 2014 of the program, that effectively hedge natural gas prices within a range. These transactions represented 8% of the positions in the long-term hedging program at June 30, 2010, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. The company expects to use financial instruments, including collars, in future hedging activity under the long-term hedging program.

The following table summarizes the natural gas hedges in the long-term hedging program as of June 30, 2010:

	Measure	Balance 2010 (a)	2011	2012	2013	2014	Total
Natural gas hedge volumes (b)	mm MMBtu	~126	~372	~475	~298	~105	~1,376
Weighted average hedge price (c)	$/MMBtu	~7.75	~7.53	~7.34	~7.18	~7.80	—
Weighted average market price (d)	$/MMBtu	~4.82	~5.34	~5.68	~5.89	~6.10	—

(a)	Balance of 2010 is from July 1, 2010 through December 31, 2010.
(b)	Where collars are reflected, the volumes are estimated based on the natural gas price sensitivity (i.e., delta position) of the derivatives. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 105 million MMBtu in 2014.
(c)	Weighted average hedge prices are based on NYMEX Henry Hub prices of forward natural gas sales positions in the long-term hedging program (excluding the impact of offsetting purchases for rebalancing and pricing point basis transactions). Where collars are reflected, sales price represents the collar floor price.
(d)	Based on NYMEX Henry Hub prices.

Changes in the fair value of the instruments in the long-term hedging program are being recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the long-term hedging program as of June 30, 2010, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $1.4 billion in pretax unrealized mark-to-market gains or losses.

Unrealized mark-to-market net gains (losses) related to the long-term hedging program are as follows:

	Period Ended June 30, 2010
	Three Months	Six Months
Effect of natural gas market price changes on open positions	$119	$1,419
Reversals of previously recorded amounts on positions settled	(286)	(529)

Total unrealized effect (pre-tax)	$(167)	890

The cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program totaled $2.868 billion and $1.978 billion at June 30, 2010 and December 31, 2009, respectively. See discussion below under “Operating Results” for realized net gains from hedging activities, which amounts are largely related to the long-term hedging program.

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

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2010 (b)	2011	2012	2013	2014
June 30, 2008	$11.24	$10.78	$10.74	$10.90	$11.12
September 30, 2008	$8.58	$8.54	$8.41	$8.30	$8.30
December 31, 2008	$7.13	$7.31	$7.23	$7.15	$7.15
March 31, 2009	$5.93	$6.67	$6.96	$7.11	$7.18
June 30, 2009	$6.06	$6.89	$7.16	$7.30	$7.43
September 30, 2009	$6.21	$6.87	$7.00	$7.06	$7.17
December 31, 2009	$5.79	$6.34	$6.53	$6.67	$6.84
March 31, 2010	$4.27	$5.34	$5.79	$6.07	$6.36
June 30, 2010	$4.82	$5.34	$5.68	$5.89	$6.10

(a)	Based on NYMEX Henry Hub prices.
(b)	For June 30, 2010 and March 31, 2010, natural gas prices for 2010 represent the average of forward prices for July through December and April through December, respectively.

As of June 30, 2010, more than 95% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under “Financial Condition – Liquidity and Capital Resources”) thereby reducing the cash and letter of credit collateral requirements for the hedging program.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH’s unhedged position and forward prices as of June 30, 2010, which for natural gas reflects estimates of electricity generation less amounts hedged through the long-term natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling twelve-month basis, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2010 (a)		2011		2012		2013		2014
$1.00/MMBtu change in gas price (b)	$	~9	$	~55	$	~85	$	~295	$	~500
0.1/MMBtu/MWh change in market heat rate (c)	$	~3	$	~30	$	~45	$	~50	$	~50
$1.00/gallon change in diesel fuel price	$	~1	$	~2	$	~3	$	~50	$	~50

(a)	Balance of 2010 is from August 1, 2010 through December 31, 2010.
(b)	Assumes conversion of electricity positions based on an approximate 8.0 market heat rate with natural gas being on the margin 75% to 90% of the time (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated).
(c)	Based on Houston Ship Channel natural gas prices as of June 30, 2010.

Debt Issuances, Exchanges and Repurchases — See Note 4 to Financial Statements for discussion of EFH Corp.’s issuance of additional notes guaranteed by EFC Holdings in 2010 and EFH Corp. debt exchange and repurchase transactions in March through July 2010.

TCEH Interest Rate Swap Transactions — As of June 30, 2010, TCEH had entered into a series of interest rate swaps that effectively fix the interest rates at between 7.3% and 8.3% on $16.30 billion principal amount of its senior secured debt maturing from 2010 to 2014. All of these swaps were entered into prior to January 1, 2010. Taking into consideration these swap transactions, 13% of EFC Holdings’ total long-term debt portfolio at June 30, 2010 was exposed to variable interest rate risk. TCEH also entered into interest rate basis swap transactions, which further reduce the fixed (through swaps) borrowing costs, related to an aggregate of $16.30 billion principal amount of senior secured debt, including swaps entered into in 2010 related to $2.55 billion principal amount of debt and reflecting the expiration in 2010 of swaps related to an aggregate $2.50 billion principal amount of debt. EFC Holdings may enter into additional interest rate hedges from time to time. Unrealized mark-to-market net losses related to all TCEH interest rate swaps, which are reported in interest expense and related charges, totaled $254 million and $361 million for the three and six months ended June 30, 2010, respectively. The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.574 billion and $1.212 billion at June 30, 2010 and December 31, 2009, respectively, of which $140 million and $194 million (both pre-tax), respectively, was reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. See discussion in Note 4 to Financial Statements regarding various interest rate swap transactions.

Texas Generation Facilities Development — TCEH has substantially completed a program to develop three lignite-fueled generation units (2 units at Oak Grove and 1 unit at Sandow) in Texas with a total estimated capacity of approximately 2,200 MW. The Sandow and first Oak Grove units achieved substantial completion (as defined in the EPC agreements) in the fourth quarter 2009, and the second Oak Grove unit achieved substantial completion in the second quarter 2010. EFC Holdings began depreciating the units and recognizing revenues and fuel costs for accounting purposes in those respective periods. Aggregate cash capital expenditures for these three units are expected to total approximately $3.25 billion including all construction, site preparation and mining development costs, of which $3.21 billion was spent as of June 30, 2010. Total recorded costs, including purchase accounting fair value adjustments and capitalized interest, are expected to total approximately $4.8 billion, and the balance was $4.7 billion as of June 30, 2010. See discussion in Note 5 to Financial Statements regarding contingencies related to these units.

Idling of Natural Gas-Fueled Units — In February 2010, EFC Holdings notified ERCOT of plans to mothball (idle) four of its natural gas-fueled units, totaling 1,856 MW of capacity (1,933 MW installed nameplate capacity), in September 2010. In April 2010, ERCOT affirmed that the units may be mothballed. As discussed in the 2009 Form 10-K, in 2009 EFC Holdings retired 10 units, totaling 2,114 MW of capacity (2,226 MW installed nameplate capacity), mothballed three units, totaling 1,081 MW capacity (1,135 MW installed nameplate capacity) and entered into RMR (operational standby) agreements with ERCOT for two units, totaling 630 MW capacity (655 MW installed nameplate capacity).

As of June 30, 2010, TCEH’s operational fleet of natural gas-fueled generation facilities is generally used as peaking resources and consists of 16 units, totaling 2,848 MW installed nameplate capacity, including two units under RMR agreements and excluding eight units operated for unaffiliated parties as well as seven currently, and four pending, mothballed units.

Financial Services Reform Legislation — In July 2010, the US Congress enacted, and President Obama signed, financial reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act). The primary purposes of the Financial Reform Act are, among other things, to address systemic risk in the financial system; to establish a Bureau of Consumer Financial Protection with broad powers to enforce consumer protection laws and promulgate rules against unfair, deceptive or abusive practices; to enhance regulation of the derivatives markets, including the requirement for central clearing of over-the counter derivative instruments and additional capital and margin requirements for certain derivative market participants; and to implement a number of new corporate governance requirements for companies with listed or, in some cases, publicly-traded securities. While the legislation is broad and detailed, substantial portions of the legislation will require rulemaking by federal governmental agencies to either implement the standards set out in the legislation or to adopt new standards. As a result, the full scope and effect of the legislation will likely not be known for several years.

Title VII of the Financial Reform Act provides for the regulation of the over-the-counter (OTC) derivatives market. The Financial Reform Act generally requires OTC derivatives (including the types of asset-backed OTC derivatives that EFC Holdings’ uses to hedge risks associated with commodity and interest rate exposure) to be cleared by a derivatives clearing organization. However, end-users that are non-financial entities using the swap to hedge or mitigate commercial risk are exempt from these clearing requirements. The type of asset-backed OTC derivatives that EFC Holdings uses to hedge commodity and interest rate risk should be exempt from the clearing requirements. In addition, existing swaps are grandfathered from the clearing requirements.

The Financial Reform Act also requires the posting of cash collateral for uncleared swaps. Because these cash collateral requirements are unclear as to whether an end-user or its counterparty (i.e., swap dealer) is required to post cash collateral, there is a risk that the cash collateral requirement could be used to effectively negate the end-user clearing exemption. However, the legislative history of the Financial Reform Act suggests that it was not Congress’ intent to require end-users (rather that such requirement applies to swap dealers) to post cash collateral with respect to swaps. If EFC Holdings were required to post cash collateral on its swap transactions, its liquidity would likely be materially impacted, and its ability to enter into OTC derivatives to hedge its commodity and interest rate risks would be significantly limited.

EFC Holdings cannot predict the outcome of the rulemaking to implement the OTC derivative market provisions of the Financial Reform Act. This rulemaking could negatively affect EFC Holdings’ ability to hedge its commodity and interest rate risks. The inability to hedge these risks would likely have a material adverse effect on EFC Holdings’ results of operations, financial condition or cash flows. See Part II. Item 1A. Risk Factors.

Global Climate Change — Several bills have been introduced in the US Congress or advocated by the Obama Administration that are intended to address climate change using different approaches, including most prominently a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade). These bills include the Waxman-Markey bill, known as the American Clean Energy and Security Act of 2009 (Waxman-Markey), the Kerry-Boxer bill, known as the Clean Energy Jobs and American Power Act (Kerry-Boxer) and the Kerry-Lieberman bill, known as the American Power Act (Kerry-Lieberman). This proposed legislation is not law, but in June 2009 Waxman-Markey was passed by the US House of Representatives and sent to the US Senate for consideration. Kerry-Boxer was reported out of the US Senate Environment and Public Works Committee, but has not been taken up by the Senate as a whole. Kerry-Lieberman was released by its sponsors in May 2010 when it appeared that progress on passing Kerry-Boxer had stalled.

Recent developments in the US Senate indicate that the prospects for passage of any cap-and-trade legislation in this Congress are not likely. However, if any of them or similar legislation were to be adopted, EFC Holdings’ costs of compliance could be material.

In December 2009, the EPA issued a finding that GHG emissions endanger human health and the environment and that emissions from motor vehicles contribute to that endangerment. The EPA’s finding required it to begin regulating GHG emissions from motor vehicles and ultimately stationary sources under existing provisions of the federal Clean Air Act. Following its endangerment finding, the EPA took three regulatory actions with respect to the control of GHG emissions. First, in March 2010, the EPA completed a reconsideration of a memorandum issued in December 2008 by then EPA Administrator Stephen Johnson on the issue of when the Clean Air Act’s Prevention of Significant Deterioration (PSD) program would apply to newly identified pollutants such as GHG’s. The EPA determined that the Clean Air Act’s PSD permit requirements would apply when a nation-wide rule requiring the control of a pollutant takes effect. Under this determination, the earliest time that PSD permitting requirements would apply to GHG emissions from stationary sources, including EFC Holdings’ power generation facilities, would be January 2011 – the first date that new motor vehicles must meet the new GHG standards. Second, in April 2010, the EPA adopted GHG emission standards for certain new motor vehicles. Third, in June 2010, the EPA finalized its so-called “tailoring rule” that established new thresholds of GHG emissions for the applicability of permits under the Clean Air Act for stationary sources, including EFC Holdings’ power generation facilities. The EPA’s tailoring rule defines the threshold of GHG emissions for determining applicability of the Clean Air Act’s permitting programs and PSD program at levels greater than the lower emission thresholds contained in the Clean Air Act. In addition, in September 2009, the EPA issued a final rule requiring the reporting, by March 2011, of calendar year 2010 GHG emissions from specified large GHG emissions sources in the US (such reporting rule would apply to EFC Holdings’ lignite-fueled generation facilities).

Sulfur Dioxide, Nitrogen Oxide and Mercury Air Emissions — Following the invalidation of the Clean Air Interstate Rule (CAIR) by the federal courts in July 2008, the EPA was required to revise CAIR to correct the shortcomings identified by the federal courts. In July 2010, the EPA released a proposed rule called the Clean Air Transport Rule (CATR). The CATR, as proposed, would replace CAIR in 2012 and would require no additional emission reductions for Luminant. However, EFC Holdings cannot predict the impact of a final rule on its business, results of operations and financial condition.

The Clean Air Act requires each state to monitor air quality for compliance with federal health standards. The EPA is required to periodically review, and if appropriate, revise all national ambient quality standards. The standards for ozone are not being achieved in several areas of Texas. The TCEQ adopted State Implementation Plan (SIP) rules in May 2007 to deal with eight-hour ozone standards, which required NOx emission reductions from certain of EFC Holdings’ peaking natural gas-fueled units in the Dallas-Fort Worth area. In March 2008, the EPA made the eight-hour ozone standards more stringent. In January 2010, the EPA proposed to further reduce the eight-hour ozone standard and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. Since the EPA projects that SIP rules to address attainment of these new more stringent standards will not be required until December 2013, EFC Holdings cannot yet predict the impact of this action on its generation facilities. In January 2010, the EPA added a new one-hour NOx National Ambient Air Quality standard that may require actions within Texas to reduce emissions. The TCEQ will be required to revise its monitoring network and submit an implementation plan with compliance required by January 2021/2022. In June 2010, the EPA adopted a new one-hour SO2 national ambient air quality standard that may require action within Texas to reduce SO2 emissions. The TCEQ will be required to conduct modeling and develop an implementation plan by 2014, pursuant to which compliance will be required by 2017, according to the EPA’s implementation timeline. EFC Holdings cannot predict the impact of the new standards on its business, results of operations or financial condition until the TCEQ adopts (if required) an implementation plan with respect to the standards.

Solid Waste, Including Fly Ash Associated with Lignite/Coal-Fueled Generation — Treatment, storage and disposal of solid and hazardous waste are regulated at the federal and state level. In December 2008, an ash impoundment facility at a Tennessee Valley Authority (TVA) site ruptured, releasing a significant quantity of coal ash slurry. No impoundment failures of this magnitude have ever occurred at any of EFC Holdings’ impoundments, which are inspected on a regular basis, and EFC Holdings routinely samples groundwater monitoring wells to ensure compliance with all applicable regulations. As a result of the TVA ash impoundment failure, in May 2010, the EPA released a proposed rule that considers regulating coal combustion residuals as either a hazardous waste or a non-hazardous waste. EFC Holdings is unable to predict the requirements of a final rule; however, the potential cost of compliance could be material.

RESULTS OF OPERATIONS

Sales Volume and Customer Count Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Sales volumes:
Retail electricity sales volumes — (GWh):
Residential	6,848	7,084	(3.3)	13,568	12,964	4.7
Small business (a)	1,993	1,908	4.5	3,974	3,629	9.5
Large business and other customers	3,925	3,551	10.5	7,444	6,857	8.6

Total retail electricity	12,766	12,543	1.8	24,986	23,450	6.6
Wholesale electricity sales volumes	10,985	10,262	7.0	23,348	20,053	16.4
Net sales (purchases) of balancing electricity to/from ERCOT	925	(112)	—	270	(265)	—

Total sales volumes	24,676	22,693	8.7	48,604	43,238	12.4

Average volume (kWh) per residential customer (b)	3,723	3,688	0.9	7,351	6,777	8.5

Weather (North Texas average) — percent of normal (c):

Cooling degree days	117.2%	105.3%	11.3	115.1%	111.6%	3.1
Heating degree days	63.5%	143.2%	(55.7)	131.9%	93.3%	41.4

Customer counts:

Retail electricity customers (end of period and in thousands) (d):
Residential				1,830	1,911	(4.2)
Small business (a)				241	279	(13.6)
Large business and other customers				22	21	4.8

Total retail electricity customers				2,093	2,211	(5.3)

(a)	Customers with demand of less than 1 MW annually.
(b)	Calculated using average number of customers for the period.
(c)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over a 10-year period.
(d)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Operating revenues:

Retail electricity revenues:
Residential	$906	$984	(7.9)	$1,776	$1,776	—
Small business (a)	263	295	(10.8)	529	558	(5.2)
Large business and other customers	307	310	(1.0)	592	625	(5.3)

Total retail electricity revenues	1,476	1,589	(7.1)	2,897	2,959	(2.1)
Wholesale electricity revenues (b)	425	314	35.4	970	663	46.3
Net sales (purchases) of balancing electricity to/from ERCOT	24	(22)	—	(17)	(45)	62.2
Amortization of intangibles (c)	3	1	—	2	(10)	—
Other operating revenues	65	63	3.2	140	144	(2.8)

Total operating revenues	$1,993	$1,945	2.5	$3,992	$3,711	7.6

Net gain (loss) from commodity hedging and trading activities:
Unrealized net gains (losses) from changes in fair value	$73	$(265)	—	$1,276	$890	43.4
Unrealized net losses representing reversals of previously recognized fair values of positions settled in the current period	(235)	(35)	—	(460)	(141)	—
Realized net gains on settled positions	229	52	—	464	131	—

Total gain (loss)	$67	$(248)	—	$1,280	$880	45.5

(a)	Customers with demand of less than 1 MW annually.
(b)	Upon settlement of physical derivative power sales and purchase contracts that are marked-to-market in net income, wholesale electricity revenues and fuel and purchased power costs are reported at approximated market prices, as required by accounting rules, instead of the contract price. As a result, these line item amounts include a noncash component, which the company considers “unrealized.” (The offsetting differences between contract and market prices are reported in net gain (loss) from commodity hedging and trading activities.) These amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reported in revenues	$(14)	$(63)	$(32)	$(123)
Reported in fuel and purchased power costs	31	43	64	84

Net gain (loss)	$17	$(20)	$32	$(39)

(c)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009		% Change	2010	2009		% Change
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$35	$37	(e)	(5.4)	$73	$75	(e)	(2.7)
Lignite/coal	209	147		42.2	432	299		44.5

Total baseload fuel	244	184		32.6	505	374		35.0
Natural gas fuel and purchased power (a)	390	302		29.1	714	521		37.0
Amortization of intangibles (b)	37	62	(e)	(40.3)	80	123	(e)	(35.0)
Other costs	42	49		(14.3)	106	107		(0.9)

Fuel and purchased power costs	713	597		19.4	1,405	1,125		24.9
Delivery fees	361	360		0.3	716	675		6.1

Total	$1,074	$957		12.2	$2,121	$1,800		17.8

Fuel and purchased power costs (which excludes generation plant operating costs) per MWh:
Nuclear fuel	$7.80	$7.36	(e)	6.0	$7.68	$7.26	(e)	5.8
Lignite/coal (c)	19.49	16.03		21.6	19.76	16.47		20.0
Natural gas fuel and purchased power	44.32	39.31		12.7	46.25	41.14		12.4

Delivery fees per MWh	$28.18	$28.44		(0.9)	$28.57	$28.51		0.2

Production and purchased power volumes (GWh):

Nuclear	4,527	5,103		(11.3)	9,539	10,293		(7.3)
Lignite/coal	12,479	10,450		19.4	25,297	20,705		22.2

Total baseload generation	17,006	15,553		9.3	34,836	30,998		12.4
Natural gas-fueled generation	464	775		(40.1)	836	1,033		(19.1)
Purchased power	8,344	6,904		20.9	14,600	11,633		25.5

Total energy supply	25,814	23,232		11.1	50,272	43,664		15.1
Less line loss and power imbalances (d)	1,138	539		—	1,668	426		—

Net energy supply volumes	24,676	22,693		8.7	48,604	43,238		12.4

Baseload capacity factors:
Nuclear	90.1%	101.8%		(11.5)	95.5%	103.2%		(7.5)
Lignite/coal	74.1%	82.0%		(9.6)	78.1%	81.7%		(4.4)
Total baseload	78.0%	87.6%		(11.0)	82.3%	87.8%		(6.3)

(a)	See note (b) on previous page.
(b)	Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.
(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.
(d)	Includes physical purchases and sales, the financial results of which are reported in commodity hedging and trading activities in the income statement.
(e)	Reflects reclassification to correct amortization.

Financial Results

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Operating revenues increased $48 million, or 2%, to $1.993 billion in 2010.

Wholesale electricity revenues increased $111 million, or 35%, to $425 million in 2010 as compared to 2009 when revenues decreased 70%. An 8% increase in average wholesale electricity prices, reflecting higher natural gas prices and market heat rates, increased revenues by $34 million. A 7% increase in wholesale electricity sales volumes, reflecting production from the new generation units, increased revenue $27 million. The balance of the revenue increase reflected a decrease in unrealized losses related to physical derivative commodity sales contracts as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

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

Retail electricity revenues decreased $113 million, or 7%, to $1.476 billion and reflected the following:

•

Lower average pricing decreased revenues by $141 million driven by the contract business market and also reflecting lower residential pricing. Lower average pricing in both business and residential markets is reflective of competitive activity and a change in customer mix.

•

A 2% increase in sales volumes increased revenues by $28 million reflecting an increase in the business markets, partially offset by a decrease in the residential market. An 8% increase in business markets sales volumes reflected a change in customer mix and improved economic activity. A 3% decrease in residential sales volumes reflected a 4% decline in customer count that was driven by competitive activity.

Fuel, purchased power costs and delivery fees increased $117 million, or 12%, to $1.074 billion in 2010. Higher purchased power costs contributed $91 million to the increase and reflected increased volumes driven by unplanned outages of the new lignite-fueled units and a planned nuclear-fueled unit outage, as well as higher prices driven by the effect of higher natural gas prices and market heat rates as discussed above regarding wholesale revenues. Other factors contributing to the increase included $32 million in lignite fuel costs related to production from the new generation units at Oak Grove and Sandow and $30 million in higher lignite/coal costs at existing plants, reflecting higher purchased coal commodity and transportation costs. These increases were partially offset by $25 million in lower amortization of the intangible net asset values (including the stepped-up value of nuclear fuel) resulting from purchase accounting.

Overall baseload generation production increased 9% in 2010 reflecting a 19% increase in lignite/coal-fueled production, driven by the production in 2010 from the new generation units, partially offset by an 11% decrease in nuclear production reflecting year-to-year timing differences of planned outages.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities for the three months ended June 30, 2010 and 2009, which totaled a net gain of $67 million and a net loss of $248 million, respectively:

Three Months Ended June 30, 2010 — Unrealized mark-to-market net losses totaling $162 million included:

•

$149 million in net losses related to hedge positions, which includes $74 million in net gains from changes in fair value, $3 million in day one gains related to commodity hedging positions and $226 million in net losses that represent reversals of previously recorded net gains on positions settled in the period, and

•

$13 million in net losses related to trading positions, which includes $4 million in net losses from changes in fair value and $9 million in net losses that represent reversals of previously recorded net gains on positions settled in the period.

Realized net gains totaling $229 million included:

•	$222 million in net gains related to positions that primarily hedged electricity revenues recognized in the period largely related to the long-term hedging program, and

•	$7 million in net gains related to trading positions.

Three Months Ended June 30, 2009 — Unrealized mark-to-market net losses totaling $300 million included:

•

$328 million in net losses related to hedge positions, which includes $272 million in net losses from changes in fair value, a $3 million day one loss related to a commodity hedging position (see Note 11 to Financial Statements) and $53 million in net losses that represent reversals of previously recorded net gains on positions settled in the period, and

•

$28 million in net gains related to trading positions, which includes $10 million in net gains from changes in fair value and $18 million in net gains that represent reversals of previously recorded net losses on positions settled in the period.

Realized net gains totaling $52 million included:

•	$64 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, largely related to the long-term hedging program, and

•	$12 million in net losses related to trading positions.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $17 million in net gains in 2010 and $20 million in net losses in 2009.

Operating costs increased $55 million, or 32%, to $229 million in 2010. The increase reflected $25 million in incremental expense related to the new generation units. The increase also reflects $17 million in higher costs due to the year-to-year timing of planned refueling outages at the Comanche Peak nuclear-fueled plant, $4 million in higher maintenance costs for legacy lignite/coal-fueled operations, $3 million in higher property taxes and $6 million in various other operating cost variances.

Depreciation and amortization increased $62 million, or 22%, to $345 million in 2010. The increase reflected $45 million in incremental expense related to the new generation units and associated mining operations. The balance of the increase was driven by equipment additions and changes in depreciation rate estimates related to pending equipment retirements.

SG&A expenses decreased $12 million, or 6%, to $180 million in 2010. The decrease reflected $15 million in lower transition costs associated with outsourced services and the retail customer information management system implemented in 2009, $3 million in lower employee-related costs, $3 million related to accounts receivable securitization program fees that are reported as interest expense and related charges in 2010 (see Note 3 to Financial Statements) and $11 million of various other cost reductions, partially offset by $12 million of new costs in 2010 allocated from corporate, principally fees paid to the Sponsor Group and $8 million in higher marketing expenses.

Other income totaled $76 million in 2010 and $2 million in 2009. Other income in 2010 includes a $44 million gain on the sale of land and related water rights and a $30 million gain on the sale of interests in a natural gas gathering pipeline business. See Note 13 to Financial Statements for additional details.

Interest income increased $9 million to $20 million in 2010 reflecting higher notes receivable balances from affiliates.

Interest expense and related charges increased by $757 million to $992 million in 2010 reflecting a $254 million unrealized mark-to-market net loss related to interest rate swaps in 2010 compared to a $460 million net gain in 2009 and a $63 million decrease in capitalized interest due to completion of certain new generation facility construction activities, partially offset by a $20 million decrease in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges.

Income tax benefit totaled $237 million in 2010 compared to a benefit of $50 million in 2009. The effective tax rate was 34.1% and 31.8% on losses in 2010 and 2009, respectively. The increase in the rate reflects the effect of ongoing accruals of interest on uncertain tax positions.

Net loss attributable to EFC Holdings increased $350 million to a loss of $457 million in 2010 reflecting higher interest expense and related charges, partially offset by higher realized net gains and lower unrealized net losses related to commodity hedging activities and higher baseload generation.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Operating revenues increased $281 million, or 8%, to $3.992 billion in 2010.

Wholesale electricity revenues increased $307 million, or 46%, to $970 million in 2010 as compared to 2009 when revenues decreased 60%. A 16% increase in wholesale electricity sales volumes, reflecting production from the new generation units, increased revenues by $129 million. A 10% increase in average wholesale electricity prices, reflecting higher natural gas prices and market heat rates, increased revenues by $87 million. The balance of the revenue increase reflected a decrease in unrealized losses related to physical derivative commodity sales contracts as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

Retail electricity revenues decreased $62 million, or 2%, to $2.897 billion and reflected the following:

•

Lower average pricing decreased revenues by $256 million driven by the contract business market and also reflecting lower residential pricing. Lower average pricing in both business and residential markets is reflective of competitive activity and a change in customer mix.

•

A 7% increase in sales volumes increased revenues by $194 million reflecting increases in both the residential and business markets. A 9% increase in business markets sales volumes reflected a change in customer mix, the impact of colder winter weather and improved economic activity. Higher average consumption resulted in a 5% overall increase in residential sales volumes, reflecting colder than normal winter weather in 2010 compared to warmer than normal winter weather in 2009, partially offset by a decline in residential customer counts.

The change in operating revenues also reflected a $12 million decrease in amortization of intangible assets arising from purchase accounting reflecting expiration of retail sales contracts.

Fuel, purchased power costs and delivery fees increased $321 million, or 18%, to $2.121 billion in 2010. Higher purchased power costs contributed $166 million to the increase and reflected increased volumes driven by outages of the new lignite-fueled units and the nuclear facility and higher retail demand, as well as higher prices driven by the effect of higher natural gas prices and market heat rates as discussed above regarding wholesale revenues. Other factors contributing to the increase included $70 million in lignite fuel costs related to production from the new generation units at Oak Grove and Sandow, $63 million in higher lignite/coal costs at existing plants, reflecting higher purchased coal commodity and transportation costs, $41 million in higher delivery fees, reflecting increased retail sales volumes and tariffs and $26 million in higher fuel costs for natural gas-fueled generation driven by higher prices. These increases were partially offset by $43 million in lower amortization of the intangible net asset values (including the stepped-up value of nuclear fuel) resulting from purchase accounting.

Overall baseload generation production increased 12% in 2010 reflecting a 22% increase in lignite/coal-fueled production, driven by the production in 2010 from the new generation units, partially offset by a 7% decrease in nuclear-fueled production. The decrease in nuclear-fueled production was due to an unplanned transformer outage in January 2010 and year-to-year timing differences of planned refueling outages.

Following is an analysis of amounts reported as net gain from commodity hedging and trading activities for the six months ended June 30, 2010 and 2009, which totaled $1.280 billion and $880 million, respectively:

Six Months Ended June 30, 2010 — Unrealized mark-to-market net gains totaling $816 million included:

•

$814 million in net gains related to hedge positions, which includes $1.249 billion in net gains from changes in fair value, $3 million in day one gains related to commodity hedging positions and $438 million in net losses that represent reversals of previously recorded net gains on positions settled in the period, and

•

$2 million in net gains related to trading positions, which includes $23 million in net gains from changes in fair value, a $1 million day one gain related to a trading position and $22 million in net losses that represent reversals of previously recorded net gains on positions settled in the period.

Realized net gains totaling $464 million included:

•	$431 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, largely related to the long-term hedging program, and

•	$33 million in net gains related to trading positions.

Six Months Ended June 30, 2009 — Unrealized mark-to-market net gains totaling $749 million included:

•

$754 million in net gains related to hedge positions, which includes $892 million in net gains from changes in fair value, a $3 million day one loss related to a commodity hedging position and $135 million in net losses that represent reversals of previously recorded fair values of positions settled in the period, and

•

$5 million in net losses related to trading positions, which includes $1 million in net gains from changes in fair value and $6 million in net losses that represent reversals of previously recorded fair values of positions settled in the period.

Realized net gains totaling $131 million include:

•	$137 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, largely related to the long-term hedging program, and

•	$6 million in net losses related to trading positions.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $32 million in net gains in 2010 and $39 million in net losses in 2009.

Operating costs increased $83 million, or 24%, to $426 million in 2010. The increase reflected $45 million in incremental expense related to the new generation units. The increase also reflects $25 million in outage-related costs at the Comanche Peak nuclear-fueled plant reflecting year-to-year timing of planned outage maintenance costs and the first quarter 2010 unplanned transformer-related outage, $7 million in higher lignite/coal maintenance costs for legacy operations and $6 million in various other operating cost variances.

Depreciation and amortization increased $122 million, or 22%, to $681 million in 2010. The increase reflected $80 million in incremental expense related to the new generation units and associated mining operations. The balance of the increase was driven by equipment additions and changes in depreciation rate estimates related to pending equipment retirements.

SG&A expenses totaled $363 million in both 2010 and 2009 and reflected:

•	$23 million of new costs in 2010 allocated from corporate, principally fees paid to the Sponsor Group;

•

$15 million in increased bad debt expense in 2010 for retail operations primarily associated with residential customers, reflecting higher delinquencies due to delays in final bills and disconnects resulting from a system conversion, customer losses and general economic conditions, and

•	$9 million of higher marketing expenses in 2010,

offset by:

•	$23 million in lower transition costs associated with outsourced services and the retail customer information management system implemented in 2009;

•	$10 million in lower employee compensation-related expense in 2010;

•	$6 million of accounts receivable securitization program fees that are reported in 2010 as interest expense and related charges (see Note 3 to Financial Statements), and

•	$8 million of various other cost reductions.

The $70 million impairment of goodwill recorded in 2009 resulted from the completion of fair value calculations supporting a goodwill impairment charge recorded in the fourth quarter of 2008 as discussed in Note 3 to Financial Statements in the 2009 Form 10-K.

Other income totaled $89 million in 2010 and $5 million in 2009. Other income in 2010 includes a $44 million gain on the sale of land and related water rights, a $37 million gain associated with the sale of interests in a natural gas gathering pipeline business and a $5 million refund of sales taxes related to prior years. Other deductions totaled $10 million in 2010 and $14 million in 2009 reflecting lower severance charges in 2010. See Note 13 to Financial Statements for additional details.

Interest income increased $23 million to $42 million in 2010 reflecting higher notes receivable balances from affiliates.

Interest expense and related charges increased by $1.107 billion to $1.813 billion in 2010 reflecting a $361 million unrealized mark-to-market net loss related to interest rate swaps in 2010 compared to a $665 million net gain in 2009 and a $126 million decrease in capitalized interest due to completion of certain new generation facility construction activities, partially offset by a $31 million decrease in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges and $14 million in lower average rates.

Income tax benefit totaled $3 million in 2010 compared to income tax expense of $294 million in 2009. The effective income tax rate was 5.0% on a loss in 2010 and 41.2% on income in 2009. The decrease in the effective tax rate reflects the effect of ongoing accruals of interest on uncertain tax positions on a significantly lower pretax income base in 2010, partially offset by the impact of the nondeductible goodwill impairment of $70 million in 2009, which increased the rate approximately 3.0 percentage points.

Results decreased $476 million in 2010 to a loss of $57 million reflecting higher interest expense and related charges, partially offset by higher realized net gains related to commodity hedging activities, the charge for impairment of goodwill in 2009 and higher baseload generation.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2010 and 2009. The net change in these assets and liabilities, excluding “other activity” as described below, represents the pretax effect on earnings of positions in the commodity contract portfolio that are marked-to-market in net income (see Note 9 to Financial Statements). The portfolio consists primarily of economic hedges but also includes trading positions.

	Six Months Ended June 30,
	2010	2009

Commodity contract net asset at beginning of period	$1,718	$430

Settlements of positions (a)	(428)	(181)

Changes in fair value (b)	1,276	890

Other activity (c)	44	40

Commodity contract net asset at end of period (d)	$2,610	$1,179

(a)	Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period).
(b)	Represents unrealized gains and losses recognized, primarily related to positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”).
(c)	These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold and physical natural gas exchange transactions. 2010 amount includes $46 million related to net payment of option premiums and $10 million related to settlement of a power sales agreement, partially offset by $12 million for expired option premiums. 2009 amount includes $7 million related to net payment of option premiums, $29 million in natural gas provided under physical gas exchange transactions and $7 million related to settlement of a certain power sales agreement, partially offset by $3 million for expired option premiums.
(d)	2010 amount excludes $2 million in net derivative liability related to cash flow hedge positions not marked-to-market in net income. See Note 9 to Financial Statements for additional discussion of commodity contracts assets and liabilities.

Unrealized gains and losses related to commodity contracts are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Unrealized gains/(losses) related to contracts marked-to-market	$(145)	$(321)	$848	$709

Ineffectiveness gains/losses related to cash flow hedges	—	1	—	1

Total unrealized gains (losses) related to commodity contracts	$(145)	$(320)	$848	$710

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values under mark-to-market accounting as of June 30, 2010, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset at June 30, 2010
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(102)	$(54)	$—	$—	$(156)
Prices provided by other external sources	964	1,447	186	—	2,597
Prices based on models	32	(6)	316	(173)	169

Total	$894	$1,387	$502	$(173)	$2,610

Percentage of total fair value	34%	53%	19%	(6)%	100%

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Cash provided by operating activities for the six months ended June 30, 2010 and 2009 totaled $136 million and $487 million, respectively. The decrease in cash provided of $351 million was driven by a $383 million effect of the amended accounting standard related to the sale of accounts receivable program (see Note 3 to Financial Statements). Changes in funding under the program have previously been reported as operating cash flows, and the amended accounting rule requires that the amount of funding under the program upon the January 1, 2010 adoption ($383 million) be reported as a use of operating cash flows and a source of financing cash flows. All changes in funding subsequent to adoption of the amended standard are reported as financing activities.

Cash provided by financing activities increased $294 million as summarized below:

	Six Months Ended June 30,
	2010	2009
Net issuances, repayments and repurchases of borrowings	$(405)	$264
Increase in notes/loans from affiliates	804	—
Net short-term borrowings under accounts receivable sales program	158	—
Decrease in income tax related note payable to Oncor (see Note 12 to Financial Statements)	(17)	(17)
Net contributions from and (distributions to) noncontrolling interests	14	32
Other	20	1

Total provided by financing activities	$574	$280

Cash used in investing activities decreased $267 million as summarized below:

	Six Months Ended June 30,
	2010	2009
Net (loans to) repayments from affiliates	$(226)	$(442)
Capital expenditures, including nuclear fuel	(616)	(822)
Proceeds from sale of assets	141	1
Redemption of investment held in money market fund	—	142
Change in restricted cash	(5)	118
Other	(20)	10

Total used in investing activities	$(726)	$(993)

The decline in capital spending for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily reflected a decrease in spending related to the construction of the now substantially complete new generation facilities.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $165 million and $211 million for the six months ended June 30, 2010 and 2009, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel cost in the statement of income consistent with industry practice, and amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs and delivery fees and interest expense and related charges.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the six months ended June 30, 2010 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings (a)	Repayments and Repurchases (b)
TCEH	$110	$186
EFC Holdings	—	2
EFH Corp (pushed down to EFC Holdings)	173	109

Total long-term	283	297

Total short-term – TCEH (c)	—	218

Total	$283	$515

(a)	Includes $267 million of noncash principal increases consisting of: $81 million of EFH Corp. Toggle Notes and $110 million of TCEH Toggle Notes in May 2010 in payment of accrued interest as discussed below under “Toggle Notes Interest Election” and $92 million of EFH Corp. 10% Notes issued in debt exchanges as discussed in Note 4 to Financial Statements.
(b)	Includes $109 million of noncash retirements as a result of 2010 debt repurchase and exchange transactions discussed in Note 4 to Financial Statements.
(c)	Short-term amounts represent net borrowings/repayments.

See Note 4 to Financial Statements for further detail of long-term debt and other financing arrangements.

EFC Holdings or its affiliates or agents may from time to time purchase EFC Holdings’ or its subsidiaries’ outstanding debt for cash in open market purchases or privately negotiated transactions (including pursuant to a Section 10b-5(1) plan) or via privately negotiated exchange transactions similar to the EFH Corp. private exchange transactions completed in 2010, or it may refinance existing debt. EFC Holdings will evaluate any such transactions in light of market prices of the debt, taking into account liquidity requirements and prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Available Liquidity — The following table summarizes changes in EFC Holdings’ available liquidity for the six months ended June 30, 2010.

	Available Liquidity
	June 30, 2010	December 31, 2009	Change

Cash and cash equivalents	$85	$94	$(9)

TCEH Revolving Credit Facility (a)	1,880	1,721	159

TCEH Letter of Credit Facility	429	399	30

Subtotal	$2,394	$2,214	$180

Short-term investment (b)	—	$65	$(65)

Total liquidity	$2,394	$2,279	$115

(a)	As of June 30, 2010 and December 31, 2009, the TCEH Revolving Credit Facility includes $144 million and $141 million, respectively, of commitments from Lehman that are only available from the fronting banks and the swingline lender.
(b)	December 31, 2009 amount includes $65 million in letters of credit posted related to certain interest rate transactions. Pursuant to the related agreement, the collateral was returned in March 2010. See Note 9 to Financial Statements.

Note: Available liquidity above does not include the amounts available from exercising the payment-in-kind (PIK) option on the TCEH Toggle Notes, which for the remaining payment dates from November 2010 through November 2012 could avoid cash interest payments of approximately $483 million.

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

TCEH made its May 2010 interest payment and will make its November 2010 interest payment on the TCEH Toggle Notes by using the PIK feature of those notes. During such applicable interest periods, the interest rate on these notes is increased from 10.50% to 11.25%. TCEH increased the aggregate principal amount of the notes by approximately $110 million in May 2010, including $3 million principal amount paid to EFH Corp., and will further increase the aggregate principal amount of the notes by $116 million in November 2010. The elections increased liquidity in May 2010 by an amount equal to $103 million and will further increase liquidity in November 2010 by an amount equal to an estimated $108 million, constituting the amounts of cash interest that otherwise would have been payable on the notes in May 2010 and November 2010, respectively.

Similarly, EFH Corp. made its May 2010 interest payment and will make its November 2010 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During such applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $162 million in May 2010 and will further increase the aggregate principal amount of the notes by a currently estimated $162 million in November 2010. The elections increased liquidity in May 2010 by an amount equal to $152 million and will further increase liquidity in November 2010 by an amount equal to a currently estimated $152 million, constituting the amounts of cash interest that otherwise would have been payable on the notes in May 2010 and November 2010, respectively.

See Note 4 to Financial Statements for discussion of EFH Corp. debt repurchase and exchange transactions in 2010 that resulted in EFH Corp. acquiring portions of the outstanding principal of the EFH Corp. and TCEH Toggle Notes held by unaffiliated parties that are reflected in the amounts related to the May 2010 and November 2010 PIK elections. No effects of the ongoing debt exchange offers launched in July 2010 are reflected above.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility, an uncapped senior secured revolving credit facility, funds the cash collateral posting requirements for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of this facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the TCEH Commodity Collateral Posting Facility, at June 30, 2010, more than 95% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral requirements for those hedging transactions. See Note 4 to Financial Statements for more information about this facility.

As of June 30, 2010, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$168 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $183 million posted as of December 31, 2009;

•

$525 million in cash has been received from counterparties, net of $5 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $516 million received, net of $4 million in cash posted, as of December 31, 2009;

•	$318 million in letters of credit have been posted with counterparties, as compared to $379 million posted as of December 31, 2009, and

•	$31 million in letters of credit have been received from counterparties, as compared to $44 million received as of December 31, 2009.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. As of June 30, 2010, restricted cash collateral held totaled $6 million. See Note 13 to Financial Statements regarding restricted cash.

With the long-term hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. As of June 30, 2010, approximately 500 million MMBtu of positions related to the long-term hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped TCEH Commodity Collateral Posting Facility supports the collateral posting requirements related to substantially all of these transactions.

Accounts Receivable Securitization Program — TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). As discussed in Note 1 to Financial Statements, in accordance with amended transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $158 million and $383 million at June 30, 2010 and December 31, 2009, respectively. See Note 3 to Financial Statements for a more complete description of the program including amendments to the program in June 2010, the impact of the program on the financial statements for the periods presented and the contingencies that could result in termination of the program and a reduction of liquidity should the underlying financing be settled.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain of EFC Holdings’ financing arrangements contain maintenance covenants with respect to leverage ratios and/or minimum net worth. As of June 30, 2010, EFC Holdings was in compliance with all such covenants.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities and the indentures governing substantially all of the debt EFC Holdings has issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on the liquidity and operations of EFC Holdings and its subsidiaries.

Adjusted EBITDA (as used in the maintenance covenant contained in the TCEH Senior Secured Facilities) for the twelve months ended June 30, 2010 totaled $3.887 billion for TCEH. See Exhibits 99(b) and 99(c) for a reconciliation of net income to Adjusted EBITDA for TCEH and EFH Corp., respectively, for the six and twelve months ended June 30, 2010 and 2009.

The following table summarizes TCEH’s secured debt to adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp. and TCEH that are applicable under certain other covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes as of June 30, 2010 and December 31, 2009 and the corresponding maintenance and other covenant threshold levels as of June 30, 2010:

	June 30, 2010	December 31, 2009	Threshold Level as of June 30, 2010
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to adjusted EBITDA ratio (a)	5.06 to 1.00	4.76 to 1.00	Must not exceed 7.00 to 1.00 (b)

Debt Incurrence Covenants:
EFH Corp. Senior Notes:
EFH Corp. fixed charge coverage ratio	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.5 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.0 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.5 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.0 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
TCEH Senior Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to adjusted EBITDA ratio	8.2 to 1.0	8.4 to 1.0	Equal to or less than 6.5 to 1.0

(a)	In accordance with the terms of the TCEH Senior Secured Facilities and as the result of the new Sandow and first Oak Grove generating units achieving average capacity factors of greater than or equal to 70% for the three months ended March 31, 2010, the maintenance covenant as of June 30, 2010 includes pro forma twelve months adjusted EBITDA for the units and the proportional amount of outstanding debt under the Delayed Draw Term Loan (see Note 4 to Financial Statements) applicable to the two units.
(b)	Threshold level will decrease to a maximum of 6.75 to 1.00 effective December 31, 2010. Calculation excludes debt that ranks junior to the TCEH Senior Secured Facilities.
(c)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of June 30, 2010, counterparties to those contracts could have required TCEH to post up to an aggregate of $18 million in additional collateral. This amount largely represents the below market terms of these contracts as of June 30, 2010; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. As of June 30, 2010, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $30 million, with $16 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of June 30, 2010, TCEH posted letters of credit in the amount of $84 million, which are subject to adjustments. See “Regulation and Rates – Certification of REPs.”

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

ERCOT has rules in place to assure adequate credit worthiness of parties that schedule power on the ERCOT System. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $36 million as of June 30, 2010 (which is subject to weekly adjustments based on settlement activity with ERCOT).

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program and hedging obligations, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($22.036 billion at June 30, 2010) under such facilities.

The indenture governing the TCEH Senior Notes contains a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of TCEH or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the TCEH Senior Notes.

Under the terms of a TCEH rail car lease, which had $46 million in remaining lease payments as of June 30, 2010 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of a TCEH rail car lease, which had $52 million in remaining lease payments as of June 30, 2010 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Each of the indentures governing the EFH Corp. Senior Notes and Senior Secured Notes contains a cross acceleration provision whereby a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of EFH Corp. or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the EFH Corp. Senior Notes and Senior Secured Notes.

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

In the event of a default by TCEH relating to indebtedness in an amount equal to or greater than $200 million that results in the acceleration of such debt, then each counterparty under TCEH’s interest rate swap agreements with an aggregate derivative liability of $1.574 billion at June 30, 2010 would have the right to terminate its interest rate swap agreement with TCEH and require all outstanding obligations under such agreement to be settled.

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

Wholesale Market Design – Nodal Market

In August 2003, the PUCT adopted a rule that, when implemented, will alter the wholesale market design in the ERCOT market. The rule requires ERCOT to:

•	use a stakeholder process to develop a new wholesale market model;

•	operate a voluntary day-ahead energy market;

•	directly assign all congestion rents to the resources that caused the congestion;

•	use nodal energy prices for resources;

•	provide information for energy trading hubs by aggregating nodes;

•	use zonal prices for loads, and

•	provide congestion revenue rights (CRRs) (but not physical rights).

ERCOT currently has a zonal wholesale market structure consisting of four geographic zones. The proposed location-based congestion-management market is referred to as a “nodal” market because wholesale pricing would differ across the various nodes on the transmission grid instead of across the geographic zones. The implementation of a nodal market is being done in conjunction with transmission improvements designed to reduce current congestion. The implementation of a nodal market is scheduled for December 2010. EFC Holdings cannot predict the ultimate impact of the proposed nodal wholesale market design on its operations or financial results.

In 2010, ERCOT began conducting market testing activities in preparation for the December 2010 transition to the nodal market design. These testing activities have included certifying qualified scheduling entities (QSEs) to participate in the day-ahead and real-time markets, conducting market-wide tests of ERCOT’s nodal operation systems to deploy generation resources to maintain grid frequency, holding mock auctions related to CRRs and conducting simulations of day-ahead market operations with market participants. In addition to these operational market testing activities, ERCOT has provided simulated full financial settlement and calculation of simulated credit exposure and collateral requirements for each simulated operating day. EFC Holdings has participated in these activities and is currently fully certified for participating in both the day-ahead market and real-time operations. Additionally, all of EFC Holdings’ operational and mothballed generation assets and its QSEs have completed certification for operation in the nodal market. In the upcoming months, EFC Holdings will continue to actively participate in ERCOT’s market tests, including the upcoming 168-hour test that is planned to be completed by October 2010.

Sunset Review — PURA, the PUCT, the RRC, ERCOT, the TCEQ and the Office of Public Utility Counsel (OPUC) will be subject to “sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, the RRC, ERCOT, the TCEQ or the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (PURA). A Sunset staff report on the PUCT offering various recommendations for consideration by the Sunset Commission was issued in April 2010, and the related Sunset public meeting was conducted in May 2010. The Sunset Commission met in July 2010 and adopted various recommendations regarding the PUCT, ERCOT and the OPUC. A Sunset staff report on the RRC is scheduled to be issued in October 2010, and the related Sunset public meeting is scheduled for November 2010. The Sunset Commission will submit its recommendations for the Texas Legislature’s consideration during the next session, which begins in January 2011. EFC Holdings cannot predict the outcome of the sunset review process.

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

	Six Months Ended June 30, 2010	Year Ended December 31, 2009

Month-end average Trading VaR:	$3	$4

Month-end high Trading VaR:	$4	$7

Month-end low Trading VaR:	$2	$2

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Six Months Ended June 30, 2010	Year Ended December 31, 2009

Month-end average MtM VaR:	$501	$1,050

Month-end high MtM VaR:	$621	$1,470

Month-end low MtM VaR:	$420	$638

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

	Six Months Ended June 30, 2010	Year Ended December 31, 2009

Month-end average EaR:	$542	$1,088

Month-end high EaR:	$662	$1,511

Month-end low EaR:	$421	$676

The decreases in the risk measures (MtM VaR and EaR) above were primarily driven by changes in market volatility and underlying commodity prices.

Interest Rate Risk

As of June 30, 2010, the potential reduction of annual pretax earnings due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $41 million, taking into account the interest rate swaps discussed in Note 4 to Financial Statements.

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

Credit Exposure — EFC Holdings’ gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions arising from hedging and trading activities totaled $2.475 billion at June 30, 2010. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of June 30, 2010 include $880 million in retail trade accounts receivable. Cash deposits held as collateral for these receivables totaled $73 million at June 30, 2010. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale energy sales and purchases and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of June 30, 2010, the exposure to credit risk from these counterparties totaled $1.595 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $253 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $1.342 billion did not change materially from December 31, 2009.

Of this $1.342 billion net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and EFC Holdings’ internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of June 30, 2010 arising from wholesale energy sales and purchases and hedging and trading activities. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. See Note 9 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

				Gross Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$1,559	$224	$1,335	$516	$1,043	$—	$1,559

Noninvestment grade	36	29	7	36	—	—	36

Totals	$1,595	$253	$1,342	$552	$1,043	$—	$1,595

Investment grade	97.7%		99.5%
Noninvestment grade	2.3%		0.5%

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

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented 50%, 20% and 17% of the net $1.342 billion exposure. EFC Holdings views exposure to these counterparties to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating and the importance of EFC Holdings’ business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFC Holdings contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFC Holdings expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of EFC Holdings’ business and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although EFC Holdings believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the following important factors, among others, that could cause EFC Holdings’ actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, FERC, the NERC, the TRE, the PUCT, the RRC, the NRC, the EPA, the TCEQ and the Commodity Futures Trading Commission with respect to, among other things:

•	allowed prices;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	operations of fossil-fueled generating facilities;

•	operations of mines;

•	acquisitions and disposal of assets and facilities;

•	development, construction and operation of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies;

•	changes in and compliance with environmental and safety laws and policies, including climate change initiatives, and

•	clearing over the counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the current recessionary environment;

•	EFC Holdings’ ability to attract and retain profitable customers;

•	EFC Holdings’ ability to profitably serve its customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the ERCOT electricity market;

•	EFC Holdings’ ability to effectively hedge against changes in commodity prices, market heat rates and interest rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	financial restrictions placed on EFC Holdings by its credit facilities and indentures governing its debt instruments;

•	EFC Holdings’ ability to generate sufficient cash flow to make interest payments on its debt instruments;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to EFC Holdings’ financial instruments;

•	changes in technology used by and services offered by EFC Holdings;

•	changes in electricity transmission that allow additional electricity generation to compete with EFC Holdings’ generation assets;

•

significant changes in EFC Holdings’ relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including pension and OPEB, and future funding requirements related thereto;

•	changes in assumptions used to estimate future executive compensation payments;

•	hazards customary to the industry and the possibility that EFC Holdings may not have adequate insurance to cover losses resulting from such hazards;

•	significant changes in critical accounting policies;

•	actions by credit rating agencies;

•	EFC Holdings’ ability to effectively execute its operational strategy, and

•	EFC Holdings’ ability to implement cost reduction initiatives.

Any forward-looking statement speaks only as of the date on which it is made, and except as may be required by law, EFC Holdings undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for EFC Holdings to predict all of them; nor can EFC Holdings assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Such forward-looking statements should not be unduly relied upon.

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

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2009 Form 10-K except for the risk factors discussed below and the information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2009 Form 10-K.

EFC Holdings’ substantial leverage could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry, exposes EFC Holdings to interest rate risk to the extent of its variable rate debt and prevents it from meeting obligations under the various debt agreements governing its indebtedness.

EFC Holdings is highly leveraged. As of June 30, 2010, EFC Holdings’ consolidated principal amount of debt (short-term borrowings and long-term debt, including amounts due currently and pushed down debt) totaled $33.448 billion (see Note 4 to Financial Statements). EFC Holdings’ substantial leverage could have important consequences, including:

•	making it more difficult for EFC Holdings to make payments on its indebtedness;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing EFC Holdings’ ability to use its cash flow to fund operations, capital expenditures and future business opportunities and execute its strategy;

•	increasing EFC Holdings’ vulnerability to adverse economic, industry or competitive developments;

•

exposing EFC Holdings to the risk of increased interest rates because, as of June 30, 2010, taking into consideration interest rate swap transactions, 13% of EFC Holdings’ total long-term debt portfolio was exposed to variable interest rates;

•	limiting EFC Holdings’ ability to make strategic acquisitions or causing it to make non-strategic divestitures;

•

limiting EFC Holdings’ ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, or to refinance existing debt;

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

In addition, future transactions and initiatives that EFC Holdings (or EFH Corp.) continuously contemplates and may pursue may have significant effects on EFC Holdings’ business, capital structure, liquidity and/or results of operations. For example, in addition to the EFH Corp. exchanges and repurchases of EFH Corp. debt and TCEH debt that are described elsewhere in this report, EFC Holdings (or EFH Corp.) may pursue, from time to time, transactions and initiatives of various types, including, without limitation, exchange transactions, debt repurchases, equity or debt issuances, asset sales, joint ventures, recapitalizations, business combinations and other strategic transactions. There can be no guarantee that any of such transactions or initiatives would ultimately be successful or produce the desired outcome, which could ultimately affect EFC Holdings in a material and adverse manner. Moreover, the effects of any of these transactions or initiatives could be material and adverse to holders of EFC Holdings’ debt and could be disproportionate, and directionally different, with respect to one class or type of debt than with respect to others.

EFC Holdings’ collateral requirements for hedging arrangements could be materially impacted if the rules implementing the Financial Reform Act broaden the scope of the Act’s provisions regarding the regulation of over-the-counter financial derivatives and make them applicable to EFC Holdings.

In July 2010, the US Congress enacted, and President Obama signed, financial reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act). Title VII of the Financial Reform Act provides for the regulation of the over-the-counter (OTC) derivatives market. While the legislation is broad and detailed, substantial portions of the legislation will require rulemaking by federal governmental agencies to either implement the standards set out in the legislation or to adopt new standards.

The Financial Reform Act generally requires OTC derivatives (including the types of asset-backed OTC derivatives that EFC Holdings uses to hedge risks associated with commodity and interest rate exposure) to be cleared by a derivatives clearing organization. However, end-users that are non-financial entities using the swap to hedge or mitigate commercial risk are exempt from these clearing requirements. The type of asset-backed OTC derivatives that EFC Holdings uses to hedge commodity and interest rate risk should be exempt from the clearing requirements. In addition, existing swaps are grandfathered from the clearing requirements.

The Financial Reform Act also requires the posting of cash collateral for uncleared swaps. Because these cash collateral requirements are unclear as to whether an end-user or its counterparty (i.e., swap dealer) is required to post cash collateral, there is risk that the cash collateral requirement could be used to effectively negate the end-user clearing exemption. However, the legislative history of the Financial Reform Act suggests that it was not Congress’ intent to require end-users (rather that such requirement apply to swap dealers) to post cash collateral with respect to swaps. If EFC Holdings were required to post cash collateral on its swap transactions, EFC Holdings’ liquidity would likely be materially impacted, and its ability to enter into OTC derivatives to hedge its commodity and interest rate risks would be significantly limited.

EFC Holdings cannot predict the outcome of the rulemaking to implement the OTC derivative market provisions of the Financial Reform Act. This rulemaking could negatively affect EFC Holdings’ ability to hedge its commodity and interest rate risks. The inability to hedge these risks would likely have a material adverse effect on EFC Holdings’ results of operations, financial condition or cash flows.

EFC Holdings’ financial condition and results of operations may be materially adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change.

In recent years, a growing concern has emerged about global climate change and how greenhouse gas (GHG) emissions, such as carbon dioxide, contribute to global climate change. Several bills addressing climate change have been introduced in the US Congress or discussed by the Obama Administration that are intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), incentives for the development of low-carbon technology and federal renewable portfolio standards. In addition, a number of federal court cases have been recently decided that could result in the future judicial regulation of GHG emissions.

The EPA recently issued a rule, known as the Prevention of Significant Deterioration (PSD) tailoring rule, that establishes new thresholds for regulating GHG emissions from stationary sources under the Clean Air Act. Beginning in January 2011, the rule will require any source subject to the PSD permitting program due to emissions of non-GHG pollutants that increases its GHG emissions by 75,000 tons per year (tpy) to have an operating permit under the Title V Operating Permit Program of the Clean Air Act and install the best available control technology in conjunction with construction activities or plant modifications. Beginning in July 2011, PSD permitting requirements will also apply to new projects with GHG emissions of at least 100,000 tpy and modifications to existing facilities that increase GHG emissions by at least 75,000 tpy (even if no non-GHG PSD thresholds are exceeded). The EPA also finalized regulations in 2009 that will require certain categories of GHG emitters to monitor and report their annual GHG emissions beginning in January 2011.

EFC Holdings produces GHG emissions from the combustion of fossil fuels at its generation facilities. For 2009, EFC Holdings estimates that its generation facilities produced 54 million short tons of carbon dioxide based on continuously monitored data reported to and approved by the EPA. The two new lignite-fueled units that achieved substantial completion (as defined in the EPC Agreement for the units) in 2009 and the one new lignite-fueled unit that achieved substantial completion (as defined in the EPC Agreement for the unit) in June 2010 will generate additional carbon dioxide emissions. Because a substantial portion of EFC Holdings’ generation portfolio consists of lignite/coal-fueled generation facilities, its financial condition and results of operations could be materially adversely affected by the enactment of any legislation or regulation that mandates a reduction in GHG emissions or that imposes financial penalties, costs or taxes upon those that produce GHG emissions. For example, to the extent a cap-and-trade program is adopted, EFC Holdings may be required to incur material costs to reduce its GHG emissions or to procure emission allowances or credits to comply with such a program. The EPA regulation of GHGs under the Clean Air Act, or judicially imposed limits on GHG emissions, may require EFC Holdings to make material expenditures to reduce its GHG emissions. If a significant number of EFC Holdings’ investors, customers or others refuse to do business with it because of its GHG emissions, it could have a material adverse effect on EFC Holdings’ results of operations, financial condition or cash flows.

Item 6.	Exhibits

(a) Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

Energy Future Holdings Corp.

4(a)	1-12833 Form 10-Q (filed August 2, 2010)	4(a)	—	Second Supplemental Indenture, dated as of April 13, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(b)	1-12833 Form 10-Q (filed August 2, 2010)	4(b)	—	Third Supplemental Indenture, dated as of April 14, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(c)	1-12833 Form 10-Q (filed August 2, 2010)	4(c)	—	Fourth Supplemental Indenture, dated as of May 21, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(d)	1-12833 Form 10-Q (filed August 2, 2010)	4(d)	—	Fifth Supplemental Indenture, dated as of July 2, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(e)	1-12833 Form 10-Q (filed August 2, 2010)	4(e)	—	Sixth Supplemental Indenture, dated as of July 6, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(f)	1-12833 Form 10-Q (filed August 2, 2010)	4(f)	—	Seventh Supplemental Indenture, dated as of July 7, 2010, to Indenture, dated as of January 12, 2010, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(g)	1-12833 Form 10-Q (filed August 2, 2010)	4(h)	—	Registration Rights Letter Agreement, dated April 12, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(h)	1-12833 Form 10-Q (filed August 2, 2010)	4(i)	—	Registration Rights Letter Agreement, dated April 13, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(i)	1-12833 Form 10-Q (filed August 2, 2010)	4(j)	—	Registration Rights Letter Agreement, dated May 20, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(j)	1-12833 Form 10-Q (filed August 2, 2010)	4(k)	—	Registration Rights Letter Agreement, dated July 2, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(k)	1-12833 Form 10-Q (filed August 2, 2010)	4(l)	—	Registration Rights Letter Agreement, dated July 6, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

4(l)	1-12833 Form 10-Q (filed August 2, 2010)	4(m)	—	Registration Rights Letter Agreement, dated July 7, 2010, among Energy Future Holdings Corp., the Guarantors named therein and the initial purchasers named therein, relating to Energy Future Holdings Corp.’s 10.000% Senior Secured Notes due 2020

31	Rule 13a – 14(a)/15d – 14 (a) Certifications.

31(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications.

32(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)	—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2010.

99(b)	—	TCEH Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2010 and 2009.

99(c)	—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2010 and 2009.

99(d)	—	Texas Competitive Electric Holdings Company LLC Condensed Consolidated Balance Sheet as of June 30, 2010 and related Condensed Statements of Consolidated Income (Loss) and Comprehensive Income (Loss) for the three and six-month periods ended June 30, 2010 and 2009 and Cash Flows for the six-month periods ended June 30, 2010 and 2009.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Competitive Holdings Company

By:	/s/ Stan Szlauderbach
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 2, 2010