Form 10-K
period 2010-12-31
Energy Future Competitive Holdings CO
filed 2011-02-18
CIK 1445049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

— OR—

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153529-02

Energy Future Competitive Holdings Company

(Exact name of registrant as specified in its charter)

Texas	75-1837355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange in Which Registered
Guaranty of Energy Future Holdings Corp. 9.75% Senior Secured Notes due 2019	New York Stock Exchange

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock Outstanding as of February 15, 2011: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

Energy Future Competitive Holdings Company meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Energy Future Competitive Holdings Company’s (EFCH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. EFCH also from time to time makes available to the public, free of charge, on the Energy Future Holdings Corp. website certain financial statements of its wholly-owned subsidiary, Texas Competitive Electric Holdings Company LLC. The information on Energy Future Holdings Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFCH has filed as an exhibit to this Form 10-K because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

This Form 10-K and other Securities and Exchange Commission filings of EFCH and its subsidiaries occasionally make references to EFH Corp., EFCH (or “the company”), TCEH, TXU Energy or Luminant when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with their respective parent companies for financial reporting purposes. However, these references should not be interpreted to imply that the parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

2009 Form 10-K	EFCH’s Annual Report on Form 10-K for the year ended December 31, 2009

Adjusted EBITDA	Adjusted EBITDA means EBITDA adjusted to exclude noncash items, unusual items and other adjustments allowable under certain debt arrangements of TCEH and EFH Corp. See the definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. EFCH is providing TCEH’s and EFH Corp.’s Adjusted EBITDA in this Form 10-K (see reconciliations in Exhibits 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the debt arrangements. EFCH does not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with US GAAP. Additionally, EFCH does not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, EFCH’s presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

ancillary services	Refers to services necessary to support the transmission of energy and maintain reliable operations for the entire transmission system.

baseload	Refers to the minimum constant level of electricity demand in a system, such as ERCOT, and/or to the electricity generation facilities or capacity normally expected to operate continuously throughout the year to serve such demand, such as EFCH’s nuclear and lignite/coal-fueled generation units.

CAIR	Clean Air Interstate Rule

Capgemini	Capgemini Energy LP, a provider of business support services to EFCH and its subsidiaries

CATR	Clean Air Transport Rule

CFTC	Commodity Futures Trading Commission

CO2	carbon dioxide

DOE	US Department of Energy

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFCH	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EFH Corp. Senior Secured Notes	Refers collectively to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.’s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

EFIH Finance	Refers to EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities.

EPA	US Environmental Protection Agency

EPC	engineering, procurement and construction

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

FERC	US Federal Energy Regulatory Commission

GAAP	generally accepted accounting principles

GHG	greenhouse gas

GWh	gigawatt-hours

IRS	US Internal Revenue Service

kWh	kilowatt-hours

Lehman	Refers to certain subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in 2008.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

market heat rate	Heat rate is a measure of the efficiency of converting a fuel source to electricity. Market heat rate is the implied relationship between wholesale electricity prices and natural gas prices and is calculated by dividing the wholesale market price of electricity, which is based on the price offer of the marginal supplier in ERCOT (generally natural gas plants), by the market price of natural gas. Forward wholesale electricity market price quotes in ERCOT are generally limited to two or three years; accordingly, forward market heat rates are generally limited to the same time period. Forecasted market heat rates for time periods for which market price quotes are not available are based on fundamental economic factors and forecasts, including electricity supply, demand growth, capital costs associated with new construction of generation supply, transmission development and other factors.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that was merged into EFH Corp. on October 10, 2007

MMBtu	million British thermal units

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electric Reliability Corporation

NOx	nitrogen oxide

NRC	US Nuclear Regulatory Commission

NYMEX	Refers to the New York Mercantile Exchange, a physical commodity futures exchange.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

v

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

purchase accounting	The purchase method of accounting for a business combination as prescribed by US GAAP, whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

RRC	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SG&A	selling, general and administrative

SO2	sulfur dioxide

Sponsor Group	Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy markets activities. Its major subsidiaries include Luminant and TXU Energy.

TCEH Finance	Refers to TCEH Finance, Inc., a direct, wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities.

TCEH Senior Notes	Refers collectively to TCEH’s 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes due November 1, 2015 Series B (collectively, TCEH 10.25% Notes) and TCEH’s 10.50%/11.25% Senior Toggle Notes due November 1, 2016 (TCEH Toggle Notes).

TCEH Senior Secured Facilities	Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 8 to Financial Statements for details of these facilities.

TCEH Senior Secured Second Lien Notes	Refers collectively to TCEH’s 15% Senior Secured Second Lien Notes due April 1, 2021 and TCEH’s 15% Senior Secured Second Lien Notes due April 1, 2021, Series B.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than Oncor Holdings and its subsidiaries.

TRE	Refers to Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

VIE	variable interest entity

PART I

Items 1. and 2. BUSINESS AND PROPERTIES

See “Glossary” on page iii for defined terms and abbreviations.

EFCH’s Business and Strategy

EFCH, a wholly-owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company that conducts its operations almost entirely through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management, are performed on an integrated basis; consequently, there are no reportable business segments.

TCEH owns or leases 15,427 MW of generation capacity in Texas, which consists of lignite/coal, nuclear and natural gas-fueled generation facilities. This capacity includes two new lignite-fueled units that achieved substantial completion (as defined in the EPC agreements for the units) in the fourth quarter 2009 and a third new lignite-fueled unit that achieved substantial completion (as defined in the EPC agreement for the unit) in the second quarter 2010. In addition, TCEH is the largest purchaser of wind-generated electricity in Texas and the fifth largest in the US. TCEH provides competitive electricity and related services to approximately two million retail electricity customers in Texas.

As of December 31, 2010, EFCH had approximately 5,100 full-time employees, including approximately 2,100 employees under collective bargaining agreements.

EFCH’s Market

EFCH operates primarily within the ERCOT market. This market represents approximately 85% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the system operator of the interconnected transmission grid for those systems. ERCOT’s membership consists of approximately 300 corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, investor-owned utilities, REPs and consumers.

The ERCOT market operates under reliability standards set by the NERC. The PUCT has primary jurisdiction over the ERCOT market to ensure adequacy and reliability of power supply across Texas’s main interconnected transmission grid. The ERCOT independent system operator is responsible for procuring energy on behalf of its members while maintaining reliable operations of the electricity supply system in the market. Its responsibilities include centralized dispatch of the power pool and ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. The ERCOT independent system operator also serves as agent for procuring ancillary services for those members who elect not to provide their own ancillary services.

Significant changes in the operations of the wholesale electricity market resulted from the change from a zonal to a nodal market implemented by ERCOT in December 2010. The nodal market design reflects a substantial increase in settlement price points for participants and establishes a new “day-ahead market,” operated by ERCOT, in which participants can enter into forward sales and purchases of electricity. The nodal market also establishes hub trading prices, which represent the average of node prices within geographic regions, at which participants can hedge and trade power through bilateral transactions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events – Wholesale Market Design – Nodal Market” for additional discussion of the ERCOT nodal market.

The following data is derived from information published by ERCOT:

Installed generation capacity in the ERCOT market estimated for 2011 totals approximately 85,000 MW, including approximately 3,000 MW mothballed (idled) capacity, as well as more than 10,000 MW of wind, water and other resources that may not be available coincident with system need. In August 2010, ERCOT’s hourly demand peaked at a record 65,776 MW. Of ERCOT’s estimate of total available capacity for 2011, approximately 60% is natural gas-fueled generation and approximately 28% is lignite/coal and nuclear-fueled baseload generation and approximately 12% in wind and other renewable resources. In November 2010, ERCOT changed its minimum reserve margin planning criterion to 13.75% from 12.5%; the reserve margin is projected by ERCOT to be 15.94% in 2011, 15.78% in 2012, and 13.14% by 2013. Reserve margin is the difference between system generation capability and anticipated peak load.

The ERCOT market has limited interconnections to other markets in the US, which currently limits potential imports into and exports out of the ERCOT market to 1,106 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

Natural gas-fueled generation is the predominant electricity capacity resource in the ERCOT market and accounted for approximately 39% of the electricity produced in the ERCOT market in 2010. Because of the significant natural gas-fueled capacity and the ability of such facilities to more readily increase or decrease production when compared to baseload generation, marginal demand for electricity is usually met by natural gas-fueled facilities. As a result, wholesale electricity prices in ERCOT largely correlate with natural gas prices.

EFCH’s Strategies

EFCH’s businesses focus operations on key safety, reliability, economic and environmental drivers such as optimizing and developing its generation fleet to safely provide reliable electricity supply in a cost-effective manner and in consideration of environmental impacts, hedging its electricity price risk and providing high quality service and innovative energy products to retail and wholesale customers.

Other elements of EFCH’s strategies include:

•

Increase value from existing business lines. EFCH’s strategy focuses on striving for top quartile or better performance across its operations in terms of safety, reliability, cost and customer service. In establishing tactical objectives, EFCH incorporates the following core operating principles:

•	Safety: Placing the safety of communities, customers and employees first;

•	Environmental Stewardship: Continuing to make strategic and operational improvements that lead to cleaner air, land and water;

•	Customer Focus: Delivering products and superior service to help customers more effectively manage their use of electricity;

•	Community Focus: Being an integral part of the communities in which EFCH employees live, work and serve;

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

•

Pursue growth opportunities across business lines. Scale in EFCH’s operating businesses allows it to take part in large capital investments, such as new generation projects, with a smaller fraction of overall capital at risk and with an enhanced ability to streamline costs. EFCH expects to also explore smaller-scale growth initiatives that are not expected to be material to its performance over the near term but can enhance its growth profile over time. Specific growth initiatives include:

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

•

Reduce the volatility of cash flows through an electricity price risk management strategy. EFCH actively manages its exposure to wholesale electricity prices in ERCOT through contracts for physical delivery of electricity, exchange traded and “over-the-counter” financial contracts, ERCOT “day-ahead market” transactions and bilateral contracts with other wholesale market participants, including other generators and end-use customers. These hedging activities include shorter-term agreements, longer-term electricity sales contracts and forward sales of natural gas.

•

The strong historical correlation between natural gas prices and wholesale electricity prices in the ERCOT market provides EFCH an opportunity to manage its exposure to variability of wholesale electricity prices. EFCH has established a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, TCEH has entered into market transactions involving natural gas-related financial instruments, and as of December 31, 2010, has effectively sold forward approximately 1.0 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 125,000 GWh at an assumed 8.0 market heat rate) for the period January 1, 2011 through December 31, 2014 at weighted average annual hedge prices ranging from $7.19 per MMBtu to $7.80 per MMBtu.

•

These transactions, as well as forward power sales, have effectively hedged an estimated 62% of the natural gas price exposure related to TCEH’s expected generation output for the period beginning January 1, 2011 and ending December 31, 2014 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will largely correlate with natural gas prices, which are expected to be the marginal fuel for the purpose of setting electricity prices approximately 75% to 90% of the time. If this correlation changes, the cash flows targeted under the long-term hedging program may not be achieved. As of December 31, 2010, more than 95% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility), thereby reducing the cash and letter of credit collateral requirements for the hedging program. For additional discussion of the long-term hedging program, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” specifically sections entitled “Significant Activities and Events — Natural Gas Prices and Long-Term Hedging Program,” “Key Risks and Challenges — Natural Gas Price and Market Heat-Rate Exposure” and “Financial Condition – Liquidity and Capital Resources – Liquidity Effects of Commodity Hedging and Trading Activities.”

•

Strengthen balance sheet through a liability management program. In 2009, EFH Corp. initiated a liability management program focused on improving EFH Corp.’s and its competitive subsidiaries’ (including EFCH’s) balance sheets. Accordingly, EFH Corp. and EFCH expect to opportunistically look for ways to reduce the amount, and extend the maturity, of their outstanding debt. The program has resulted in the capture of $700 million of debt discount for EFCH and the extension of $1.6 billion of maturities from 2015 to 2021. For EFH Corp., the program has resulted in the capture of $2.0 billion of debt discount (including the acquisition of $323 million principal amount of TCEH Senior Notes and $20 million principal amount of borrowings under the TCEH Senior Secured Facilities that are held as an investment by EFH Corp. or EFIH) and the extension of approximately $5.0 billion of maturities from 2014-2017 to 2019-2021. Activities to date have included debt exchanges, issuances and repurchases completed in 2010 and 2009 and the August 2009 amendment to the Credit Agreement governing the TCEH Senior Secured Facilities that provided additional flexibility in restructuring debt obligations. See Note 8 to Financial Statements for additional discussion of these transactions.

•

Future activities under the liability management program may include the purchase of EFCH’s outstanding debt for cash in open market purchases or privately negotiated transactions (including pursuant to a Section 10b-5(1) plan) or via public or private exchange or tender offers. Moreover, as part of the liability management program, EFCH may refinance its existing debt, including the TCEH Senior Secured Credit Facilities.

•

In evaluating whether to undertake any liability management transaction, including any refinancing, EFCH will take into account liquidity requirements, prospects for future access to capital, contractual restrictions, the market price of EFCH’s outstanding debt and other factors. Any liability management transaction, including any refinancing, may occur on a stand-alone basis or in connection with, or immediately following, other liability management transactions.

•

Pursue new environmental initiatives. EFCH is committed to continue to operate in compliance with all environmental laws, rules and regulations and to reduce its impact on the environment. EFH Corp.’s Sustainable Energy Advisory Board advises in the pursuit of technology development opportunities that reduce the company’s impact on the environment while balancing the need to help address the energy requirements of Texas. The Sustainable Energy Advisory Board is comprised of individuals who represent the following interests, among others: the environment, labor unions, customers, economic development in Texas and technology/reliability standards. In addition, EFCH is focused on and is pursuing opportunities to reduce emissions from its existing and new lignite/coal-fueled generation units. EFCH has voluntarily committed to reduce emissions of mercury, NOx and SO2 at its existing units. EFCH expects to make these reductions through a combination of investment in new emission control equipment, new coal cleaning technologies and optimizing fuel blends. In addition, EFCH expects to invest $100 million over a five-year period that began in 2008 in programs designed to encourage customer electricity demand efficiencies. As of December 31, 2010, EFCH had invested a cumulative total of $39 million in these programs.

Seasonality

EFCH’s revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.

Business Organization

Key TCEH management activities, including commodity price risk management and electricity sourcing for retail and wholesale customers, are performed on an integrated basis. However, for purposes of operational accountability, performance management and market identity, operations of TCEH have been grouped into Luminant, which is engaged in electricity generation and wholesale markets activities, and TXU Energy, which is engaged in retail electricity sales activities. These activities are conducted through separate legal entities.

Luminant — Luminant’s existing electricity generation fleet consists of 14 plants in Texas with total installed nameplate generating capacity as shown in the table below:

Fuel Type	Installed Nameplate Capacity (MW)	Number of Plants	Number of Units (a)
Nuclear	2,300	1	2
Lignite/coal	8,017	5	12
Natural gas (b)(c)	5,110	8	26

Total	15,427	14	40

(a)	Leased units consist of six natural gas-fueled combustion turbine units totaling 390 MW of capacity. All other units are owned.
(b)	Includes 1,655 MW representing four units mothballed and not currently available for dispatch. See “Natural Gas-Fueled Generation Operations” below.
(c)	Includes 1,268 MW representing eight units currently operated for unaffiliated parties.

The generation plants are located primarily on land owned in fee. Nuclear and lignite/coal-fueled (baseload) plants are generally scheduled to run at capacity except for periods of scheduled maintenance activities or, in the case of lignite/coal-fueled units, short-term production backdown in periods of low wholesale power prices (i.e., economic backdown). The natural gas-fueled generation units supplement the baseload generation capacity in meeting consumption in peak demand periods as production from a certain number of these units can more readily be ramped up or down as demand warrants.

Nuclear Generation Operations — Luminant operates two nuclear generation units at the Comanche Peak facility, each of which is designed for a capacity of 1,150 MW. Comanche Peak’s Unit 1 and Unit 2 went into commercial operation in 1990 and 1993, respectively, and are generally operated at full capacity to meet the load requirements in ERCOT. Refueling (nuclear fuel assembly replacement) outages for each unit are scheduled to occur every eighteen months during the spring or fall off-peak demand periods. Every three years, the refueling cycle results in the refueling of both units during the same year, which is planned for 2011 and last occurred in 2008. While one unit is undergoing a refueling outage, the remaining unit is intended to operate at full capacity. During a refueling outage, other maintenance, modification and testing activities are completed that cannot be accomplished when the unit is in operation. Over the last three years the refueling outage period per unit has ranged from 19 to 26 days. The Comanche Peak facility operated at a capacity factor of 95% in 2008, reflecting refueling of both units and 100% in both 2009 and 2010.

Luminant has contracts in place for all of its uranium, nuclear fuel conversion services and nuclear fuel enrichment services for 2011. For the period of 2012 through 2018, Luminant has contracts in place for the acquisition of approximately 65% of its uranium requirements and 51% of its nuclear fuel conversion services requirements. In addition, Luminant has contracts in place for all of its nuclear fuel enrichment services through 2013, as well as all of its nuclear fuel fabrication services through 2018. Luminant does not anticipate any significant difficulties in acquiring uranium and contracting for associated conversion services and enrichment services in the foreseeable future.

Luminant believes its on-site used nuclear fuel storage capability is sufficient for a minimum of three years. The nuclear industry is continuing to review ways to enhance security of used-fuel storage with the NRC to fully utilize physical storage capacity. Future on-site used nuclear fuel storage capability will require the use of the industry technique of dry cask storage.

The Comanche Peak nuclear generation units have an estimated useful life of 60 years from the date of commercial operation. Therefore, assuming that Luminant receives 20-year license extensions, similar to what has been granted by the NRC to several other commercial generation reactors over the past several years, plant decommissioning activities would be scheduled to begin in 2050 for Comanche Peak Unit 1 and 2053 for Unit 2 and common facilities. Decommissioning costs will be paid from a decommissioning trust that, pursuant to state law, is funded from Oncor’s customers through an ongoing delivery surcharge. (See Note 14 to Financial Statements for discussion of the decommissioning trust fund.)

Nuclear insurance provisions are discussed in Note 9 to Financial Statements.

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

Lignite/Coal-Fueled Generation Operations — Luminant’s lignite/coal-fueled generation fleet capacity totals 8,017 MW (including three recently constructed new units) and consists of the Big Brown (2 units), Monticello (3 units), Martin Lake (3 units), Oak Grove (2 units) and Sandow (2 units) plants. These plants are generally operated at full capacity to help meet the load requirements in ERCOT, and maintenance outages are scheduled during seasonal off-peak demand periods. Over the last three years, the total annual scheduled and unscheduled outages per unit (excluding the three new units) averaged 33 days. Luminant’s lignite/coal-fueled generation fleet operated at a capacity factor of 87.6% in 2008, 86.5% in 2009 and 82.2% in 2010, which represents top quartile performance of US coal-fueled generation facilities. The 2008 performance reflects extended unplanned outages at several units, and the 2010 and 2009 performance reflects increased economic backdown of the units, reflecting short-term periods when wholesale electricity market prices were less than production costs.

Luminant recently completed the construction of three lignite-fueled generation units with a total capacity of 2,180 MW. The three units consist of one unit at a leased site that is adjacent to an existing lignite-fueled generation unit (Sandow) and two units at an owned site (Oak Grove). The Sandow unit and the first Oak Grove unit achieved substantial completion (as defined in the EPC agreements for the respective units) in the fourth quarter 2009. The second Oak Grove unit achieved substantial completion (as defined in the EPC agreement for the unit) in the second quarter 2010. Accordingly, Luminant has operational control of these units.

Aggregate cash capital expenditures for these three units totaled approximately $3.25 billion including all construction, site preparation and mining development costs. The investment included approximately $500 million for state-of-the-art emissions controls for the three new units. Including capitalized interest and the step-up in construction work-in-process balances to fair value as a result of purchase accounting for the Merger in 2007, carrying value of the units totaled approximately $4.8 billion upon completion.

Luminant also has an environmental retrofit program under which it plans to install additional environmental control systems at its existing lignite/coal-fueled generation facilities. Capital expenditures associated with these additional environmental control systems could exceed $1.0 billion, of which $377 million was spent through 2010. Luminant has not yet completed all detailed cost and engineering studies for the additional environmental systems, and the cost estimates could change materially as it determines the details of and further evaluates the engineering and construction costs related to these investments.

Approximately 58% of the fuel used at Luminant’s lignite/coal-fueled generation plants in 2010 was supplied from lignite reserves owned in fee or leased surface-minable deposits dedicated to the Big Brown, Monticello, Martin Lake and Oak Grove plants, which were constructed adjacent to the reserves. Luminant owns in fee or has under lease an estimated 800 million tons of lignite reserves dedicated to its generation plants, including 246 million tons associated with an undivided interest in the lignite mine that provides fuel for the Sandow facility. Luminant also owns in fee or has under lease in excess of 85 million tons of reserves not currently dedicated to specific generation plants. In 2010, Luminant recovered approximately 27.5 million tons of lignite to fuel its generation plants. Luminant utilizes owned and/or leased equipment to remove the overburden and recover the lignite.

Luminant’s lignite mining operations include extensive reclamation activities that return the land to productive uses such as wildlife habitats, commercial timberland and pasture land. In 2010, Luminant reclaimed 1,729 acres of land. In addition, Luminant planted 1.2 million trees in 2010, the majority of which were part of the reclamation effort.

Luminant supplements its lignite fuel at Big Brown, Monticello and Martin Lake with western coal from the Powder River Basin in Wyoming. The coal is purchased from multiple suppliers under contracts of various lengths and is transported from the Powder River Basin to Luminant’s generation plants by railcar. Based on its current usage, Luminant believes that it has sufficient lignite reserves for the foreseeable future and has contracted more than 95% of its western coal resources and all of the related transportation through 2012.

Natural Gas-Fueled Generation Operations — Luminant’s fleet of 26 natural gas-fueled generation units totaling 5,110 MW of capacity includes 2,187 MW of currently available capacity, 1,268 MW of capacity being operated for unaffiliated third parties and 1,655 MW of capacity currently mothballed (idled). The natural gas-fueled units predominantly serve as peaking units that can be ramped up or down to balance electricity supply and demand.

Wholesale Operations — Luminant’s wholesale operations play a pivotal role in EFCH’s competitive business portfolio by optimally dispatching the generation fleet, including the baseload facilities, sourcing all of TXU Energy’s electricity requirements and managing commodity price risk associated with electricity sales and generation fuel requirements.

EFCH’s electricity price exposure is managed across the complementary Luminant generation and TXU Energy retail businesses on a portfolio basis. Under this approach, Luminant’s wholesale operations manage the risks of imbalances between generation supply and sales load, as well as exposures to natural gas price movements and market heat rate changes (variations in the relationships between natural gas prices and wholesale electricity prices), through wholesale market activities that include physical purchases and sales and transacting in financial instruments.

Luminant’s wholesale operations provide TXU Energy and other retail and wholesale customers with electricity and related services to meet their demands and the operating requirements of ERCOT. In consideration of operational production and customer consumption levels that can be highly variable, as well as opportunities for long-term purchases and sales with large wholesale market participants, Luminant buys and sells electricity in short-term transactions and executes longer-term forward electricity purchase and sales agreements. Luminant is the largest purchaser of wind-generated electricity in Texas and the fifth largest in the US with more than 900 MW of existing wind power under contract.

Fuel price exposure, primarily relating to Powder River Basin coal, natural gas and fuel oil and the transportation of the fuel, is managed primarily through short- and long-term contracts for physical delivery of fuel as well as financial contracts.

In its hedging activities, Luminant enters into contracts for the physical delivery of electricity and fuel commodities, exchange traded and “over-the-counter” financial contracts and bilateral contracts with other wholesale electricity market participants, including generators and end-use customers. A major part of these hedging activities is a long-term hedging program, described above under “EFCH’s Strategies”, designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, principally utilizing natural gas-related financial instruments.

The wholesale operations also dispatch Luminant’s available generation capacity. These dispatching activities result in economic backdown of lignite/coal-fueled units and ramping up and down of natural gas-fueled units as market conditions warrant. Luminant’s dispatching activities are performed through a centrally managed real-time operational staff that synthesizes operational activities across the fleet and interfaces with various wholesale market channels. In addition, the wholesale operations manage the fuel procurement requirements for Luminant’s fossil-fuel generation facilities.

Luminant’s wholesale operations include electricity and natural gas trading and third-party energy management activities. Natural gas transactions include direct purchases from natural gas producers, transportation agreements, storage leases and commercial retail sales. Luminant currently manages approximately 11 billion cubic feet of natural gas storage capacity.

Luminant’s wholesale operations manage exposure to wholesale commodity and credit-related risk within established transactional risk management policies, limits and controls. These policies, limits and controls have been structured so that they are practical in application and consistent with stated business objectives. Risk management processes include capturing transactions, performing and validating valuations and reporting exposures on a daily basis using risk management information systems designed to support a large transactional portfolio. A risk management forum meets regularly to ensure that business practices comply with approved transactional limits, commodities, instruments, exchanges and markets. Transactional risks are monitored to ensure limits comply with the established risk policy. Luminant has a disciplinary program to address any violations of the risk management policies and periodically reviews these policies to ensure they are responsive to changing market and business conditions.

TXU Energy — TXU Energy serves approximately two million residential and commercial retail electricity customers in Texas with approximately 62% of retail revenues in 2010 from residential customers. Texas is one of the fastest growing states in the nation with a diverse economy and, as a result, has attracted a number of competitors into the retail electricity market; consequently, competition is robust. TXU Energy, as an active participant in this competitive market, provides retail electric service to all areas of the ERCOT market now open to competition, including the Dallas/Fort Worth, Houston, Corpus Christi, and lower Rio Grande Valley areas of Texas. TXU Energy continues to market its services in Texas to add new customers and to retain its existing customers. There are approximately 120 active REPs certified to compete within the State of Texas. Based upon data published by the PUCT, as of September 30, 2010, approximately 53% of residential customers in competitive areas of ERCOT are served by REPs not affiliated with the pre-competition utility.

TXU Energy’s strategy focuses on providing its customers with high quality customer service and creating new products and services to meet customer needs; accordingly, a new customer management computer system was implemented in 2009, and other customer care enhancements are being implemented to further improve customer satisfaction. TXU Energy offers a wide range of residential products to meet various customer needs. TXU Energy is investing $100 million over the five-year period ending 2012, including a cumulative total of $39 million spent as of December 31, 2010, in energy efficiency initiatives as part of a program to offer customers a broad set of innovative energy products and services.

An affiliate of EFCH was recently certified by the Pennsylvania Public Utility Commission to sell retail electricity in Pennsylvania. While EFCH has made no commitments to enter markets outside of Texas, EFCH continuously monitors competitive retail markets for potential opportunities.

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

Luminant is also subject to the jurisdiction of the PUCT’s oversight of the competitive ERCOT wholesale electricity market. PUCT rules establish robust oversight certain limits and a framework for wholesale power pricing and market behavior. Luminant is also subject to the requirements of the ERCOT Protocols, including Nodal Protocols and ERCOT reliability standards as adopted and enforced by the TRE and the NERC, including NERC critical infrastructure protection (CIP) standards.

TXU Energy is a licensed REP under the Texas Electric Choice Act and is subject to the jurisdiction of the PUCT with respect to provision of electricity service in ERCOT. PUCT rules govern the granting of licenses for REPs, including oversight but not setting of prices charged. TXU Energy is also subject to the requirements of the ERCOT Protocols, including Nodal Protocols and ERCOT reliability standards as adopted and enforced by the TRE and the NERC, including NERC CIP standards.

Environmental Regulations and Related Considerations

Global Climate Change

Background — A growing concern has emerged nationally and internationally about global climate change and how greenhouse gas (GHG) emissions, such as CO2, might contribute to global climate change. EFCH produces GHG emissions from the direct combustion of fossil fuels at its generation plants, primarily its lignite/coal-fueled generation units. CO2, methane and nitrous oxide are emitted in this combustion process, with CO2 representing the largest portion of these GHG emissions. GHG emissions (primarily CO2) from combustion of fossil fuels represent the substantial majority of EFCH’s total GHG emissions. For 2010, EFCH estimates that its generation facilities produced 64 million short tons of CO2 based on continuously monitored data reported to and subject to approval by the EPA. Other aspects of EFCH’s operations result in emissions of GHGs including, among other things, coal piles at its generation plants, refrigerant from its chilling and cooling equipment, fossil fuel combustion in its motor vehicles and electricity usage at its facilities and headquarters. Because a substantial portion of EFCH’s generation portfolio consists of lignite/coal-fueled generation facilities, EFCH’s financial condition and/or results of operations could be materially adversely affected by the enactment of statutes or regulations that mandate a reduction in GHG emissions or that impose financial penalties, costs or taxes on those that produce GHG emissions. See Item 1A, “Risk Factors” for additional discussion of risks posed to EFCH regarding global climate change regulation.

Global Climate Change Legislation — Several bills have been introduced in the US Congress or advocated by the Obama Administration that are intended to address climate change using different approaches, including most prominently a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade). In addition to potential federal legislation to regulate GHG emissions, the US Congress might also consider other legislation that could result in the reduction of GHG emissions, such as the establishment of renewable or clean energy portfolio standards.

Through its own evaluation and working in tandem with other companies and industry trade associations, EFCH has supported the development of an integrated package of recommendations for the federal government to address the global climate change issue through federal legislation, including GHG emissions reduction targets for total US GHG emissions and rigorous cost containment measures to ensure that program costs are not prohibitive. In the event GHG legislation involving a cap-and-trade program is enacted, EFCH believes that such a program should be mandatory, economy-wide, consistent with expected technology development timelines and designed in a way to limit potential harm to the economy and protect consumers. EFCH believes that any mechanism for allocation of GHG emission allowances should include substantial allocation of allowances to offset the cost of GHG regulation, including the cost to electricity consumers. In addition, EFCH participates in a voluntary electric utility industry sector climate change initiative in partnership with the DOE. EFCH’s strategies are generally consistent with the “EEI Global Climate Change Points of Agreement” published by the Edison Electric Institute in January 2009 and “The Carbon Principles” announced in February 2008 by three major financial institutions. Finally, EFH Corp. has created a Sustainable Energy Advisory Board that advises EFCH on technology development opportunities that reduce the effects of its operations on the environment while balancing the need to address the energy requirements of Texas. EFH Corp.’s Sustainable Energy Advisory Board is comprised of individuals who represent the following interests, among others: the environment, customers, economic development in Texas and technology/reliability standards. If, despite these efforts, a substantial number of customers or others refuse to do business with EFCH because of its GHG emissions, it could have a material adverse effect on EFCH’s results of operations, financial position and liquidity.

Federal Level — Recent developments in the US Congress indicate that the prospects for passage of any cap-and-trade legislation in the near-term are not likely. However, if such legislation were to be adopted, EFCH’s costs of compliance could be material.

In December 2009, the EPA issued a finding that GHG emissions endanger human health and the environment and that emissions from motor vehicles contribute to that endangerment. The EPA’s finding required it to begin regulating GHG emissions from motor vehicles and ultimately stationary sources under existing provisions of the federal Clean Air Act. Following its endangerment finding, the EPA took three regulatory actions with respect to the control of GHG emissions. First, in March 2010, the EPA completed a reconsideration of a memorandum issued in December 2008 by then EPA Administrator Stephen Johnson on the issue of when the Clean Air Act’s Prevention of Significant Deterioration (PSD) program would apply to newly identified pollutants such as GHG’s. The EPA determined that the Clean Air Act’s PSD permit requirements would apply when a nation-wide rule requiring the control of a pollutant takes effect. Under this determination, PSD permitting requirements became applicable to GHG emissions from planned stationary sources or planned modifications to stationary sources that had not been issued a PSD permit by January 2, 2011 – the first date that new motor vehicles must meet the new GHG standards. Second, in April 2010, the EPA adopted GHG emission standards for certain new motor vehicles. Third, in June 2010, the EPA finalized its so-called “tailoring rule” that established new thresholds of GHG emissions for the applicability of permits under the Clean Air Act for stationary sources, including EFCH’s power generation facilities. The EPA’s tailoring rule defines the threshold of GHG emissions for determining applicability of the Clean Air Act’s PSD and Title V permitting programs at levels greater than the emission thresholds contained in the Clean Air Act. In December 2010, the EPA announced agreements with state and environmental groups to propose New Source Performance Standards for electric power plants by July 2011 and to finalize those standards by May 2012. In addition, in September 2009, the EPA issued a final rule requiring the reporting, by March 2011, of calendar year 2010 GHG emissions from specified large GHG emissions sources in the US (such reporting rule would apply to EFCH’s lignite/coal-fueled generation facilities). If limitations on emissions of GHGs from existing sources are enacted, EFCH’s costs of compliance could be material.

In December 2010, in response to the State of Texas’s indication that it would not take regulatory action to implement the EPA’s tailoring rule, the EPA adopted a rule to take over the issuance of permits for GHG emissions from the Texas Commission on Environmental Quality (TCEQ). The State of Texas is challenging that rule and the GHG permitting rules through litigation and has refused to implement the GHG permitting rules issued by the EPA. A number of members of the US Congress from both parties have introduced legislation to either block or delay EPA regulation of GHGs under the Clean Air Act, and legislative activity in this area over the next year is possible.

In September 2009, the US Court of Appeals for the Second Circuit issued a decision in the case of State of Connecticut v. American Electric Power Company Inc. holding that various states, a municipality and certain private trusts have standing to sue and have sufficiently alleged a cause of action under the federal common law of nuisance for injuries allegedly caused by the defendant power generation companies’ emissions of GHGs. The decision does not address the merits of the nuisance claim. The US Supreme Court has agreed to review the Second Circuit’s decision.

In October 2009, the US Court of Appeals for the Fifth Circuit issued a decision in the case of Comer v. Murphy Oil USA reversing the district court’s dismissal of the case and holding that certain Mississippi residents did have standing to pursue state law nuisance, negligence and trespass claims for injuries purportedly suffered because the defendants’ emissions of GHGs allegedly increased the destructive force of Hurricane Katrina. The Fifth Circuit subsequently agreed to rehear the case, but then dismissed the appeal in its entirety when several judges recused themselves in the case. The Fifth Circuit’s order dismissing the appeal and vacating the earlier panel’s decision had the effect of reinstating the district court’s original dismissal of the case. In January 2011, the US Supreme Court rejected the plaintiffs’ request that their appeal be reinstated in the Fifth Circuit.

In September 2009, the US District Court for the Northern District of California issued a decision in the case of Native Village of Kivalina v. ExxonMobil Corporation dismissing claims asserted by an Eskimo village that emissions of GHGs from approximately 24 oil and energy companies are causing global warming, which has damaged the arctic sea ice that protects the village from winter storms and erosion. The court dismissed the claims because they raised political (not judicial) questions and because plaintiffs lacked standing to sue. An appeal of the district court’s decision is currently pending in the US Court of Appeals for the Ninth Circuit.

While EFCH is not a party to these suits, they could encourage or form the basis for a lawsuit asserting similar nuisance claims regarding emissions of GHGs. If any similar suit is successfully asserted against EFCH in the future, it could have a material adverse effect on EFCH’s business, results of operations and financial condition.

State and Regional Level — There are currently no Texas state regulations in effect concerning GHGs, and there are no regional initiatives concerning GHGs in which the State of Texas is a participant. EFCH opposes state-by-state regulation of GHGs. In October 2009, Public Citizen Inc. filed a lawsuit against the TCEQ and its commissioners seeking to compel the TCEQ to regulate GHG emissions under the Texas Clean Air Act. The Attorney General of Texas has filed special exceptions to the Public Citizen pleading. EFCH is not a party to this litigation.

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

EFCH continues to assess the risks posed by possible future legislative or regulatory changes pertaining to GHG emissions. Because some of the proposals described above are in their formative stages, EFCH is unable to predict the potential effects on its business, financial condition and/or results of operations; however, any such effects could be material. The effect will depend, in large part, on the specific requirements of the legislation or regulation and how much, if any, of the costs are included in wholesale electricity prices.

EFCH’s Voluntary Energy Efficiency, Renewable Energy, and Global Climate Change Efforts — EFCH is considering, or expects to be actively engaged in, business activities that could result in reduced GHG emissions including:

•

Investing in Energy Efficiency or Related Initiatives — EFCH expects to invest $100 million in BrightenSM energy saving solutions (energy efficiency) or related initiatives over a five-year period that began in 2008, including software- and hardware-based services deployed behind the meter. These programs leverage advanced meter interval data and in-home devices to provide usage and other information and insights to customers, as well as to control energy-consuming equipment. Examples of these initiatives include: the TXU Energy Electricity Usage Report, an electronic report which shows residential usage by week; the BrightenSM Personal Energy Advisor, an online energy audit tool with personalized tips and projects for saving electricity; the BrightenSM Online Energy Store that provides customers the opportunity to purchase hard-to-find, cost-effective energy-saving products; the BrightenSM Power Monitor, an in-home display device that enables residential customers to monitor whole-house energy usage and cost in real-time and projects month-end bill amounts; the BrightenSM iThermostat, a web-enabled programmable thermostat with a load control feature for cycling air conditioners during times of peak energy demand; time-based electricity rates that work in conjunction with advanced metering infrastructure; rate plans that include electricity from renewable resources; the BrightenSM Energy Efficiency Assistance Program that delivers products and services, as well as grants through social service agencies, to save energy at participating low income customer homes and apartment complexes; a program to refer customers to energy efficiency contractors, and the provision of rebates to business customers for purchasing new energy efficient equipment for their facilities through the Energy Efficiency Rebate Program;

•

Purchasing Electricity from Renewable Sources — EFCH expects to remain a leader in the ERCOT market in providing electricity from renewable sources by purchasing up to 1,500 MW of wind power. EFCH’s total wind power portfolio is currently more than 900 MW;

•

Promoting the Use of Solar Power — TXU Energy provides qualified customers, through its Solar Lease program, the ability to finance the addition of solar panels to their homes. TXU Energy also purchases surplus renewable distributed generation from qualified customers. In addition, TXU Energy’s Solar Academy works with Texas school districts to teach and demonstrate the benefits of solar power;

•

Investing in Technology — EFCH continues to evaluate the development and commercialization of cleaner power facility technologies; technologies that support sequestration and/or reduction of CO2; incremental renewable sources of electricity, including wind and solar power; energy storage, including advanced battery and compressed air storage, as well as related technologies that seek to lower emissions intensity. Additionally, EFCH continues to explore and participate in opportunities to accelerate the adoption of electric cars and plug-in hybrid electric vehicles that have the potential to reduce overall GHG emissions and is furthering the advance of such vehicles by supporting, and helping develop infrastructure for, networks of charging stations for electric vehicles;

•

Evaluating the Development of a New Nuclear Generation Facility — EFCH has filed an application with the NRC for combined construction and operating licenses for up to 3,400 MW of new nuclear generation capacity (the lowest GHG emission source of baseload generation currently available) at its Comanche Peak nuclear generation facility. In addition, EFCH has (i) filed a loan guarantee application with the DOE for financing of the proposed units and (ii) formed a joint venture with Mitsubishi Heavy Industries Ltd. (MHI) to further develop the units using MHI’s US-Advanced Pressurized Water Reactor technology, and

•

Offsetting GHG Emissions by Planting Trees — EFCH is engaged in a number of tree planting programs that offset GHG emissions, resulting in the planting of over 1.3 million trees in 2010. The majority of these trees were planted as part of EFCH’s mining reclamation efforts but also include TXU Energy’s Urban Tree Farm program, which has planted more than 165,000 trees since its inception in 2002.

Other Recent EPA Actions — The EPA has recently completed several regulatory actions establishing new requirements for control of certain emissions from sources that include lignite/coal-fueled generation facilities. It is also currently considering several other regulatory actions, as well as contemplating future additional regulatory actions, (the more material of which are discussed further below) in each case that may affect EFCH’s lignite/coal-fueled generation facilities.

Each of EFCH’s lignite/coal-fueled generation facilities is currently equipped with substantial emissions control equipment, including equipment installed as part of EFCH’s commitment (in connection with the construction of the three recently completed lignite-fueled generation units) to reduce emissions of NOx, SO2 and mercury through the installation of emissions control equipment at both new and existing units and fuel blending at some existing units. All of EFCH’s lignite/coal-fueled generation facilities are equipped with activated carbon injection systems to reduce mercury emissions. Flue gas desulfurization systems designed primarily to reduce SO2 emissions are installed at Oak Grove Units 1 and 2, Sandow Units 4 and 5, Martin Lake Units 1, 2, and 3, and Monticello Unit 3. Selective catalytic reduction systems designed to reduce NOx emissions are installed at Oak Grove Units 1 and 2 and Sandow Unit 4. Selective non-catalytic reduction systems designed to reduce NOx emissions are installed at Sandow Unit 5, Monticello Units 1, 2, and 3, and Big Brown Units 1 and 2. Fabric filter systems designed primarily to reduce particulate matter emissions are installed at Oak Grove Units 1 and 2, Sandow Unit 5, Monticello Units 1 and 2, and Big Brown Units 1 and 2. Electrostatic precipitator systems designed primarily to reduce particulate matter emissions are installed at Sandow Unit 4, Martin Lake Units 1, 2, and 3, Monticello Units 1, 2, and 3, and Big Brown Units 1 and 2. Sandow Unit 5 uses a fluidized bed combustion process that facilitates control of NOx and SO2. Flue gas desulfurization systems, fabric filter systems, and electrostatic precipitator systems also assist in reducing mercury and other emissions.

There is no assurance that the currently installed emissions control equipment at EFCH’s lignite/coal-fueled generation facilities will satisfy the requirements under any future EPA or TCEQ regulations. Some of the potential EPA or TCEQ regulatory actions could require EFCH to install significant additional control equipment, resulting in material costs of compliance for its generation units, including capital expenditures and higher operating costs. These costs could result in material adverse effects on EFCH’s financial condition, liquidity and results of operations.

Sulfur Dioxide, Nitrogen Oxide and Mercury Air Emissions

The EPA has promulgated Acid Rain Program rules that require fossil-fueled plants to have sufficient SO2 emission allowances and meet certain NOx emission standards. EFCH’s generation plants meet these SO2 allowance requirements and NOx emission rates.

In 2005, the EPA issued a final rule to further reduce SO2 and NOx emissions from power plants. The SO2 and NOx reductions required under the Clean Air Interstate Rule (CAIR), which were required to be phased in between 2009 and 2015, were based on a cap and trade approach (market-based) in which a cap was put on the total quantity of emissions allowed in 28 eastern states (including Texas). Emitters were required to have allowances for each ton emitted, and emitters were allowed to trade emissions under the cap. In July 2008, the US Court of Appeals for the D.C. Circuit (D.C. Circuit Court) vacated CAIR. In December 2008, in response to an EPA petition, the D.C. Circuit Court reversed, in part, its previous ruling. Such reversal confirmed CAIR is not valid, but allowed it to remain in place while the EPA revises CAIR to correct the previously identified shortcomings. In July 2010, the EPA released a proposed rule called the Clean Air Transport Rule (CATR). The CATR, as proposed, would replace CAIR in 2012 and would require no additional emission reductions for Luminant. However, EFCH cannot predict the impact of a final rule on its business, results of operations and financial condition. See Note 2 to Financial Statements for discussion of the impairment of emission allowances intangible assets in 2008.

SO2 reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions are required on a unit-by-unit basis. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze to the EPA, which EFCH believes will not have a material impact on its generation facilities. The EPA has not made a decision on this SIP submittal.

The Clean Air Act requires each state to monitor air quality for compliance with federal health standards. The EPA is required to periodically review, and if appropriate, revise all national ambient quality standards. The standards for ozone are not being achieved in several areas of Texas. The TCEQ adopted SIP rules in May 2007 to deal with eight-hour ozone standards, which required NOx emission reductions from certain of EFCH’s peaking natural gas-fueled units in the Dallas-Fort Worth area. In March 2008, the EPA made the eight-hour ozone standards more stringent. In January 2010, the EPA proposed to further reduce the eight-hour ozone standard and to adopt a secondary standard for the protection of sensitive vegetation from ozone-related damage. Since the EPA projects that SIP rules to address attainment of these new more stringent standards will not be required until December 2013, EFCH cannot yet predict the impact of this action on its generation facilities. In January 2010, the EPA added a new one-hour NOx National Ambient Air Quality standard that may require actions within Texas to reduce emissions. The TCEQ will be required to revise its monitoring network and submit an implementation plan with compliance required no earlier than January 2021. In June 2010, the EPA adopted a new one-hour SO2 national ambient air quality standard that may require action within Texas to reduce SO2 emissions. The TCEQ will be required to conduct modeling and develop an implementation plan by 2014, pursuant to which compliance will be required by 2017, according to the EPA’s implementation timeline. EFCH cannot predict the impact of the new standards on its business, results of operations or financial condition until the TCEQ adopts (if required) an implementation plan with respect to the standards.

In 2005, the EPA also published a final rule requiring reductions of mercury emissions from lignite/coal-fueled generation plants. The Clean Air Mercury Rule (CAMR) was based on a nationwide cap and trade approach. The mercury reductions were required to be phased in between 2010 and 2018. In March 2008, the D.C. Circuit Court vacated CAMR. In February 2009, the US Supreme Court refused to hear the appeal of the D.C. Circuit Court’s ruling. The EPA agreed in a consent decree submitted for court approval to propose Maximum Achievable Control Technology rules by March 2011 and finalize those rules by November 2011. EFCH cannot predict the substance of any final EPA regulations on such hazardous air pollutants. However, the EPA has informally indicated that recently proposed regulations regarding hazardous air pollutants from industrial boilers may serve as a template for the forthcoming electricity generation unit regulations. The industrial boiler regulations, if applied to electricity generation units, would likely require material capital expenditures for additions to control equipment at EFCH’s lignite/coal-fueled generation facilities.

In September 2010, the EPA disapproved a portion of the SIP pursuant to which the TCEQ implements its program to achieve the EPA’s National Ambient Air Quality Standards (NAAQS) under the Clean Air Act. The EPA disapproved the Texas standard permit for pollution control projects. EFCH holds several permits issued pursuant to the TCEQ standard permit conditions for pollution control projects. EFCH has challenged the EPA’s disapproval by filing a lawsuit in the US Court of Appeals for the Fifth Circuit arguing that the TCEQ’s adoption of the standard permit conditions for pollution control projects was consistent with the Clean Air Act. EFCH has also formally asked the EPA to stay, reconsider or clarify its disapproval. If the EPA declines to stay or reconsider its disapproval, EFCH asked the EPA to clarify whether it intends that entities, including EFCH, who obtained such permits for pollution control projects should stop operating the pollution control equipment permitted under the standard permit conditions. EFCH cannot predict the outcome of the litigation or the EPA’s response to EFCH’s request.

In November 2010, the EPA disapproved a different portion of the SIP under which the TCEQ had been phasing out a long-standing exemption for certain emissions that unavoidably occur during startup, shutdown and maintenance activities and replacing that exemption with a more limited affirmative defense that will itself be phased out and replaced by TCEQ-issued generation facility-specific permit conditions. EFCH, like many other electricity generation facility operators in Texas, have asserted applicability of the exemption or affirmative defense, and the TCEQ has not objected to that assertion. EFCH has also applied for the generation facility-specific permit conditions. The TCEQ is currently reviewing these applications. EFCH has challenged the EPA’s disapproval by filing a lawsuit in the US Court of Appeals for the Fifth Circuit arguing that the TCEQ’s adoption of the affirmative defense and phase-out of that affirmative defense as permits are issued is consistent with the Clean Air Act. EFCH cannot predict the outcome of this litigation.

In January 2011, the EPA retroactively disapproved a portion of the SIP pursuant to which the TCEQ issued permits for certain formerly non-permitted “grandfathered” facilities approximately 10 years ago. EFCH holds such permits. The EPA took this action despite acknowledging that emissions covered by these standard permits do not threaten attainment or maintenance of the NAAQS under the Clean Air Act. EFCH intends to challenge the EPA’s disapproval by filing a lawsuit in the US Court of Appeals for the Fifth Circuit arguing that the TCEQ’s adoption of the standard permit was consistent with the Clean Air Act. If the EPA’s action stands, and if it causes EFCH to undertake additional permitting activity and install additional emissions control equipment at EFCH’s affected generation facilities, EFCH could incur material capital expenditures.

EFCH believes that it holds all required emissions permits for facilities in operation. If the TCEQ adopts implementation plans that require EFCH to install additional emissions controls, or if the EPA adopts more stringent requirements through any of the number of potential rulemaking activities in which it is or may be engaged, EFCH could incur material capital expenditures, higher operating costs and potential production curtailments, resulting in material adverse effects on its financial condition, liquidity and results of operations.

Water

The TCEQ and the EPA have jurisdiction over water discharges (including storm water) from facilities in Texas. EFCH believes its facilities are presently in material compliance with applicable state and federal requirements relating to discharge of pollutants into water. EFCH believes it holds all required waste water discharge permits from the TCEQ for facilities in operation and have applied for or obtained necessary permits for facilities under construction. EFCH also believes it can satisfy the requirements necessary to obtain any required permits or renewals.

EFCH recently obtained a renewed and amended permit for discharge of waste water from its Oak Grove generation facility. Opponents to that permit renewal have initiated a challenge in Travis County, Texas District Court. EFCH and the State of Texas are defending the issuance of the permit. EFCH cannot predict the outcome of the litigation. If the permit is ultimately rejected by the courts, and EFCH is required to undertake additional permitting activity and install additional temperature-control equipment, EFCH could incur material capital expenditures, which could result in material adverse effects on its results of operations, liquidity and financial condition. (See Note 9 to Financial Statements.)

Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ and the EPA. EFCH believes it possesses all necessary permits for these activities from the TCEQ for its present operations. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures at large generation facilities were published by the EPA in 2004. As prescribed in the regulations, EFCH began implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. In January 2007, a federal court ruled against the EPA in a lawsuit brought by environmental groups challenging aspects of these regulations, and in July 2007, the EPA announced that it was suspending the regulations pending further rulemaking. The US Supreme Court issued a decision in April 2009 reversing the federal court’s decision, in part, and finding that the EPA permissibly used cost-benefit analysis in the Section 316(b) regulations. In the absence of regulations, the EPA has instructed the states implementing the Section 316(b) program to use best professional judgment in reviewing applications and issuing permits under Section 316(b). The EPA has entered into a settlement agreement that requires it to propose new rules by March 2011 and to finalize those rules by July 2012. EFCH cannot predict the impact on its operations of the suspended regulations or of new regulations that replace them.

Radioactive Waste

EFCH currently ships low-level waste material to a disposal facility outside of Texas. Under the federal Low-Level Radioactive Waste Policy Act of 1980, as amended, the State of Texas is required to provide, either on its own or jointly with other states in a compact, for the disposal of all low-level radioactive waste generated within the state. The State of Texas has agreed to a compact for a disposal facility that would be located in Texas. That compact was ratified by Congress and signed by the President in 1998. In 2003, the State of Texas enacted legislation allowing a private entity to be licensed to accept low-level radioactive waste for disposal, and in 2004 the State received a license application from such an entity for review. In January 2009, the TCEQ approved this permit. EFCH expects to continue to ship low-level waste material off-site for as long as an alternative disposal site is available. Should existing off-site disposal become unavailable, the low-level waste material will be stored on-site. (See discussion under “Luminant — Nuclear Generation Operations” above.) A rate case is currently before the TCEQ to determine the rates to be charged by the owner of waste disposal facilities to customers (potentially including TCEH) for disposal of low-level radioactive waste in Texas.

EFCH believes its on-site used nuclear fuel storage capability is sufficient for a minimum of three years. The nuclear industry is continuing to review ways to enhance security of used-fuel storage with the NRC to fully utilize physical storage capacity. Future on-site used nuclear fuel storage capability will require the use of the industry technique of dry cask storage.

Solid Waste, Including Fly Ash Associated with Lignite/Coal-Fueled Generation

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to EFCH’s facilities. EFCH believes it is in material compliance with all applicable solid waste rules and regulations. In addition, EFCH has registered solid waste disposal sites and has obtained or applied for permits required by such regulations.

In December 2008, an ash impoundment facility at a Tennessee Valley Authority (TVA) site ruptured releasing a significant quantity of coal ash slurry. No impoundment failures of this magnitude have ever occurred at any of EFCH’s impoundments, which are significantly smaller than the TVA’s and are inspected on a regular basis. EFCH routinely samples groundwater monitoring wells to ensure compliance with all applicable regulations. As a result of the TVA ash impoundment failure, in May 2010, the EPA released a proposed rule that considers regulating coal combustion residuals as either a hazardous waste or a non-hazardous waste. EFCH is unable to predict the requirements of a final rule; however, the potential cost of compliance could be material.

The EPA issued a notice in December 2009 that it had identified several industries, including the electric power industry, which should be subject to financial responsibility requirements under the Comprehensive Environmental Response, Compensation and Liability Act consistent with the risk associated with their production, transportation, treatment, storage or disposal of hazardous substances. The EPA indicated in its notice that it would develop regulations that define the scope of those financial responsibility requirements. EFCH does not know, at this time, the scope of these requirements, nor is EFCH able to estimate the potential cost (which could be material) of complying with any such new requirements.

Environmental Capital Expenditures

Capital expenditures for EFCH’s environmental projects totaled $106 million in 2010 and are expected to total approximately $75 million in 2011, consisting primarily of environmental projects at existing lignite/coal-fueled generation plants. The 2010 amount is exclusive of emissions control equipment investment as part of the three-unit generation development program, which totaled approximately $500 million over the construction period. See discussion above under “Luminant — Lignite/Coal-Fueled Generation Operations” regarding planned investments in emissions control systems.

Item 1A.	RISK FACTORS

Some important factors, in addition to others specifically addressed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that could have a material negative impact on EFCH’s operations, financial results and financial condition, or could cause EFCH’s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

Risks Related to Substantial Indebtedness and Debt Agreements

EFCH’s substantial leverage could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry, expose EFCH to interest rate risk to the extent of its variable rate debt and prevent EFCH from meeting obligations under the various debt agreements governing its debt.

EFCH is highly leveraged. As of December 31, 2010, EFCH’s consolidated principal amount of debt (short-term borrowings and long-term debt, including amounts due currently) totaled $31.5 billion (see Note 8 to Financial Statements). EFCH’s substantial leverage could have important consequences, including:

•	making it more difficult for EFCH to make payments on its debt;

•

requiring a substantial portion of cash flow to be dedicated to the payment of principal and interest on debt, thereby reducing EFCH’s ability to use its cash flow to fund operations, capital expenditures and future business opportunities and execute its strategy;

•	increasing vulnerability to adverse economic, industry or competitive developments;

•

exposing EFCH to the risk of increased interest rates because, as of December 31, 2010, taking into consideration interest swap transactions, 15% of EFCH’s long-term borrowings were at variable rates of interest;

•	limiting ability to make strategic acquisitions or causing EFCH to make non-strategic divestitures;

•

limiting ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes, or to refinance existing debt, and

•

limiting EFCH’s ability to adjust to changing market conditions and placing EFCH at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that EFCH cannot due to its substantial leverage.

EFCH may not be able to repay or refinance the TCEH Revolving Credit Facility, which matures in October 2013, other debt incurred under the TCEH Senior Secured Facilities, which mature in October 2014, or its other debt as or before it becomes due, particularly if forward natural gas prices do not significantly increase.

EFCH may not be able to repay or refinance its debt obligations as or before they become due, or may be able to refinance such amounts only on terms that will increase its cost of borrowing or on terms that may be more onerous. EFCH’s ability to successfully implement any future refinancing of its debt will depend, among other things, on EFCH’s financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond EFCH’s control, including, without limitation, wholesale electricity prices in ERCOT (which are primarily driven by the price of natural gas and ERCOT market heat rates) and general conditions in the credit markets. Refinancing may be difficult because of the slow economic recovery, the possibility of rising interest rates and the impending surge of large debt maturities of other borrowers. Due to the weakness of EFCH’s credit, it may be more heavily exposed to these refinancing risks than other borrowers.

A substantial amount of EFCH’s debt is comprised of debt incurred under the TCEH Senior Secured Facilities, the majority of which matures in October 2014. The TCEH Revolving Credit Facility, which has a facility limit of $2.7 billion and availability of $1.4 billion (including $94 million of commitments from Lehman that are only available from the fronting banks and the swingline lenders) as of December 31, 2010, matures in October 2013. The TCEH Revolving Credit Facility is used for letters of credit and borrowings for general corporate purposes. EFCH may not be able to refinance the TCEH Senior Secured Facilities, including the TCEH Revolving Credit Facility, or its other debt because of EFCH’s high levels of existing debt. For example, EFCH may not be able to refinance the TCEH Revolving Credit Facility unless prior to or concurrently with such refinancing EFCH refinances or otherwise extends the maturity of a substantial portion of its debt due in 2014. Consequently, even though most of EFCH’s debt matures in October 2014, the earlier maturity of the TCEH Revolving Credit Facility may effectively cause EFCH to address the 2014 debt maturities at an earlier time than it might otherwise choose. Similarly, lenders of debt due in 2014 may be unwilling to refinance or otherwise extend the maturity of their lendings unless prior to or concurrently with such refinancing EFCH refinances or otherwise extends the maturity of a substantial portion of its debt due in the period 2015 to 2017. As of December 31, 2010, $5.4 billion principal amount of EFCH’s debt matures in the period 2015 to 2017. This “pull-forward” effect, which may cause EFCH to refinance several maturities at once as the first becomes due, could increase EFCH’s near-term refinancing needs.

Wholesale electricity prices in the ERCOT market largely correlate with the price of natural gas. Accordingly, the contribution to earnings and the value of EFCH’s baseload generation assets are dependent in significant part upon the price of natural gas. Forward natural gas prices have generally trended downward since mid-2008. In recent years natural gas supply has outpaced demand as a result of increased drilling of shale gas deposits combined with lingering demand weakness associated with the economic recession and many industry experts expect this supply/demand imbalance to continue for a number of years, thereby depressing natural gas prices for a long-term period. These market conditions are challenging to the long-term profitability of EFCH’s generation assets. Specifically, low natural gas prices and their correlated effect in ERCOT on wholesale electricity prices could have a material adverse impact on the overall profitability of EFCH’s generation assets for periods in which it does not have significant hedge positions. As of December 31, 2010, EFCH has hedged only approximately 51% and 19% of its wholesale natural gas price exposure related to expected generation output for 2013 and 2014, respectively, and does not have any significant amounts of hedges in place for periods after 2014. A continuation of current forward natural gas prices or a further decline of forward natural gas prices could limit EFCH’s ability to hedge its wholesale electricity revenues at sufficient price levels to support its interest payments and debt maturities, result in further declines in the values of its baseload generation assets and adversely impact EFCH’s ability to refinance the TCEH Revolving Credit Facility due in October 2013 or its substantial debt due in October 2014.

In addition, EFCH’s liabilities exceed its assets as shown on its balance sheet prepared in accordance with US GAAP as of December 31, 2010. EFCH’s assets include $6.2 billion of goodwill as of December 31, 2010. In the third quarter 2010, EFCH recorded a $4.1 billion noncash goodwill impairment charge reflecting the estimated effect of lower wholesale electricity prices on the enterprise value of TCEH, driven by the sustained decline in forward natural gas prices, as indicated by EFCH’s cash flow projections and declines in market values of securities of comparable companies. The value of EFCH’s goodwill will continue to depend on, among other things, wholesale electricity prices in the ERCOT market. Recent valuation analyses of TCEH’s business indicate that the principal amount of its outstanding debt currently exceeds its enterprise value. EFCH may have difficulty successfully implementing any refinancing of its debt due to its financial position as reflected in its balance sheet and the valuation analyses.

EFCH may pursue transactions and initiatives that are unsuccessful or do not produce the desired outcome.

Future transactions and initiatives that EFCH may pursue may have significant effects on its business, capital structure, liquidity and/or results of operations. For example, in addition to the exchanges and repurchases of its debt that are described in Note 8 to Financial Statements, EFCH has and may continue to pursue, from time to time, transactions and initiatives of various types, including, without limitation, debt exchange transactions, debt repurchases, equity or debt issuances, debt financing transactions (including extensions of maturity dates of EFCH’s debt), asset sales, joint ventures, recapitalizations, business combinations and other strategic transactions. There can be no guarantee that any of such transactions or initiatives would be successful or produce the desired outcome, which could ultimately affect EFCH in a material and adverse manner. Moreover, the effects of any of these transactions or initiatives could be material and adverse to holders of EFCH’s debt and could be disproportionate, and directionally different, with respect to one class or type of debt than with respect to others.

Despite EFCH’s current high debt level, it may still be able to incur substantially more debt. This could further exacerbate the risks associated with EFCH’s substantial debt.

EFCH may be able to incur additional debt in the future. Although EFCH’s debt agreements contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions. Under certain circumstances, the amount of debt, including secured debt, that could be incurred in compliance with these restrictions could be substantial. If new debt is added to EFCH’s existing debt levels, the related risks that EFCH now faces would intensify.

Increases in interest rates may negatively impact EFCH’s results of operations, liquidity and financial condition.

Certain of EFCH’s borrowings, to the extent the interest rate is not fixed by interest rate swaps, are at variable rates of interest. An increase in interest rates would have a negative impact on EFCH’s results of operations by causing an increase in interest expense.

As of December 31, 2010, EFCH had $4.514 billion aggregate principal amount of variable rate long-term debt (excluding $1.135 billion of long-term borrowings associated with the TCEH Letter of Credit Facility that are invested at a variable rate), taking into account interest rate swaps that fix the interest rate on $15.8 billion in notional amount of variable rate debt. As a result, as of December 31, 2010, a 100 basis point increase in interest rates would increase EFCH’s annual interest expense by approximately $45 million. See discussion of interest rate swap transactions in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Activities and Events.”

EFCH’s interest expense and related charges for the year ended December 31, 2010 totaled $3.067 billion, including $207 million of unrealized mark-to-market net losses on interest rate swaps.

EFCH’s debt agreements contain restrictions that limit flexibility in operating its businesses.

EFCH’s debt agreements contain various covenants and other restrictions that limit the ability of EFCH and/or its restricted subsidiaries to engage in specified types of transactions and may adversely affect their ability to operate their businesses. These covenants and other restrictions limit EFCH’s and/or its restricted subsidiaries’ ability to, among other things:

•	incur additional debt or issue preferred shares;

•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;

•	make investments;

•	sell or transfer assets;

•	create liens on assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of their assets;

•	enter into transactions with affiliates;

•	designate subsidiaries as unrestricted subsidiaries, and

•	repay, repurchase or modify certain subordinated and other material debt.

There are a number of important limitations and exceptions to these covenants and other restrictions. See Note 8 to Financial Statements for a description of these covenants and other restrictions.

Under the TCEH Senior Secured Facilities, TCEH is required to maintain a consolidated secured debt to consolidated EBITDA ratio below specified levels. TCEH’s ability to maintain the consolidated secured debt to consolidated EBITDA ratio below such levels can be affected by events beyond its control, including, without limitation, wholesale electricity prices (which are primarily derived by the price of natural gas and ERCOT market heat rates), and there can be no assurance that TCEH will comply with this ratio.

A breach of any of these covenants or restrictions could result in an event of default under one or more of EFCH’s debt agreements, including as a result of cross default provisions. Upon the occurrence of an event of default under one of the debt agreements, EFCH’s lenders or noteholders could elect to declare all amounts outstanding under that debt agreement to be immediately due and payable and/or terminate all commitments to extend further credit. Such actions by those lenders or noteholders could cause cross defaults under EFCH’s other debt. If EFCH were unable to repay those amounts, the lenders or noteholders could proceed against any collateral granted to them to secure such debt. If lenders or noteholders accelerate the repayment of borrowings, EFCH may not have sufficient assets and funds to repay those borrowings.

In addition, EFH Corp. and Oncor have implemented a number of “ring-fencing” measures to enhance the credit quality of Oncor Holdings and its subsidiaries, including Oncor. Those measures include Oncor not guaranteeing or pledging any of its assets to secure the debt of Texas Holdings and its other subsidiaries. Accordingly, Oncor’s assets will not be available to repay any of EFCH’s debt.

EFCH may not be able to generate sufficient cash to service all of its debt and may be forced to take other actions to satisfy its obligations under its debt agreements, which may not be successful.

EFCH’s ability to make scheduled payments on its debt obligations depends on EFCH’s financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond EFCH’s control, including, without limitation, wholesale electricity prices (which are primarily driven by the price of natural gas and ERCOT market heat rates). EFCH may not be able to maintain a level of cash flows sufficient to permit it to pay the principal, premium, if any, and interest on its debt.

If cash flows and capital resources are insufficient to fund its debt service obligations, EFCH could face substantial liquidity problems and might be forced to reduce or delay investments and capital expenditures, or to dispose of assets or operations, seek additional capital or restructure or refinance debt. These alternative measures may not be successful, may not be completed on economically attractive terms or may not be adequate for EFCH to meet its debt service obligations when due. Additionally, EFCH’s debt agreements limit the use of the proceeds from many dispositions of assets or operations. As a result, EFCH may not be allowed, under these documents, to use proceeds from these dispositions to satisfy its debt service obligations.

Risks Related to Structure

EFCH and TCEH are holding companies and their obligations are structurally subordinated to existing and future liabilities and preferred stock of their subsidiaries.

EFCH’s and TCEH’s cash flows and ability to meet their obligations are largely dependent upon the earnings of their subsidiaries and the payment of such earnings to EFCH and TCEH in the form of dividends, distributions, loans or otherwise, and repayment of loans or advances from EFCH or TCEH. These subsidiaries are separate and distinct legal entities and have no obligation to provide EFCH or TCEH with funds for their payment obligations. Any decision by a subsidiary to provide EFCH or TCEH with funds for their payment obligations, whether by dividends, distributions, loans or otherwise, will depend on, among other things, the subsidiary’s results of operations, financial condition, cash requirements, contractual restrictions and other factors. In addition, a subsidiary’s ability to pay dividends may be limited by covenants in their existing and future debt agreements or applicable law.

Because EFCH and TCEH are holding companies, their obligations to their creditors are structurally subordinated to all existing and future liabilities and existing and future preferred stock of their subsidiaries that do not guarantee such obligations. Therefore, with respect to subsidiaries that do not guarantee EFCH’s or TCEH’s obligations, EFCH’s and TCEH’s rights and the rights of their creditors to participate in the assets of any subsidiary in the event that such a subsidiary is liquidated or reorganized are subject to the prior claims of such subsidiary’s creditors and holders of such subsidiary’s preferred stock. To the extent that EFCH or TCEH may be a creditor with recognized claims against any such subsidiary, EFCH’s or TCEH’s claims would still be subject to the prior claims of such subsidiary’s creditors to the extent that they are secured or senior to those held by EFCH or TCEH. Subject to restrictions contained in financing arrangements, EFCH’s and TCEH’s subsidiaries may incur additional debt and other liabilities.

EFH Corp. relies significantly on loans from TCEH to meet its obligations, and such reliance may intensify if EFH Corp. does not receive distributions from Oncor.

EFH Corp. is a holding company and substantially all of its reported consolidated assets are held by its subsidiaries. As of December 31, 2010, TCEH and its subsidiaries held approximately 80% of EFH Corp.’s reported consolidated assets and for the year ended December 31, 2010, TCEH and its subsidiaries represented all of EFH Corp.’s reported consolidated revenues. Accordingly, EFH Corp. depends upon TCEH for a significant amount of its cash flows and relies on such cash flows in order to pay its obligations, which are significant. The terms of the indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes and the terms of the TCEH Senior Secured Facilities permit TCEH to make loans and/or dividends (to the extent permitted by applicable state law) to cover certain of EFH Corp.’s obligations, including principal and interest payments, working capital requirements and SG&A and corporate overhead costs and expenses. As of December 31, 2010, TCEH has notes receivable from EFH Corp. totaling $1.9 billion (see Note 19 to Financial Statements), and TCEH may make additional loans to EFH Corp. in the future.

Upon the consummation of the Merger, EFH Corp. and Oncor, which is a subsidiary of EFH Corp. but not a subsidiary of EFCH, implemented certain structural and operational “ring-fencing” measures that were based on principles articulated by rating agencies and commitments made by Texas Holdings and Oncor to the PUCT and the FERC to further enhance Oncor’s credit quality. These measures were put into place to mitigate Oncor’s credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities.

As part of the ring-fencing measures, a majority of the members of the board of directors of Oncor are required to be, and are, independent from EFH Corp. Any new independent directors of Oncor are required to be appointed by the nominating committee of Oncor Holdings. The organizational documents of Oncor give these independent directors, acting by majority vote, and, during certain periods, any director designated by Texas Transmission Investment LLC (which owns approximately 19.75% of Oncor), the express right to prevent distributions from Oncor if they determine that it is in the best interests of Oncor to retain such amounts to meet expected future requirements. Accordingly, there can be no assurance that Oncor will make any distributions to EFH Corp., which may result in EFH Corp. relying on loans and distributions from TCEH to meet a substantial amount of its obligations.

In addition, Oncor’s organizational documents limit Oncor’s distributions to its owners, including EFH Corp., through December 31, 2012 to an amount not to exceed Oncor’s net income (determined in accordance with US GAAP, subject to certain defined adjustments, including goodwill impairments) and prohibit Oncor from making any distribution to EFH Corp. so long as and to the extent that such distribution would cause Oncor’s regulatory capital structure to exceed the debt-to-equity ratio established from time to time by the PUCT for ratemaking purposes, which is currently set at 60% debt to 40% equity. In January 2011, Oncor filed a rate review that, among other things, requested a revised regulatory capital structure of 55% debt to 45% equity.

Risks Related to Businesses

EFCH’s businesses are subject to ongoing complex governmental regulations and legislation that have impacted, and may in the future impact, their businesses and/or results of operations.

EFCH’s businesses operate in changing market environments influenced by various state and federal legislative and regulatory initiatives regarding the restructuring of the energy industry, including competition in the generation and sale of electricity. EFCH will need to continually adapt to these changes.

EFCH’s businesses are subject to changes in state and federal laws (including PURA, the Federal Power Act, the Atomic Energy Act, the Public Utility Regulatory Policies Act of 1978, the Clean Air Act and the Energy Policy Act of 2005), changing governmental policy and regulatory actions (including those of the PUCT, the NERC, the TRE, the RRC, the TCEQ, the FERC, the EPA, the NRC and the CFTC) and the rules, guidelines and protocols of ERCOT with respect to matters including, but not limited to, market structure and design, operation of nuclear generation facilities, construction and operation of other generation facilities, recovery of costs and investments, decommissioning costs, market behavior rules, present or prospective wholesale and retail competition and environmental matters. TCEH, along with other market participants, is subject to electricity pricing constraints and market behavior and other competition-related rules and regulations under PURA that are administered by the PUCT and ERCOT, and, with respect to any wholesale power sales outside the ERCOT market, is subject to market behavior and other competition-related rules and regulations under the Federal Power Act that are administered by the FERC. Changes in, revisions to, or reinterpretations of existing laws and regulations (for example, with respect to prices at which TCEH may sell electricity or the cost of emitting greenhouse gases) may have a material and adverse effect on EFCH’s businesses.

The Texas Legislature meets every two years (the current legislative session began in January 2011), and from time to time bills are introduced and considered that could materially affect EFCH’s businesses. The State of Texas currently faces a substantial budget deficit, and the Texas Legislature is expected to enact spending cuts to address this shortfall. EFCH cannot predict whether spending cuts or other actions taken with respect to the budget deficit will affect the PUCT or other agencies that relate to EFCH’s business or whether any such spending cuts or other actions taken with respect to the budget deficit will have a material impact on EFCH’s business. There can be no assurance that future action of the Texas Legislature will not result in legislation that could have a material adverse effect on EFCH and its financial prospects.

PURA, the PUCT, ERCOT, the RRC, the TCEQ and the Office of Public Utility Council (OPC) are subject to a “Sunset” review by the Texas Sunset Advisory Commission. PURA will expire, and the PUCT and the RRC will be abolished, on September 1, 2011 unless extended by the Texas Legislature following such review. If any of PURA, the PUCT, ERCOT, the RRC, the TCEQ or the OPC are not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on EFCH’s business.

Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the agencies scheduled for Sunset review by the Sunset Commission in 2010 and 2011, the following hold primary interest for EFCH and are subject to a focused, limited scope, or special purpose review: the TCEQ, the PUCT, the OPC, the RRC and ERCOT. These agencies, for the most part, govern and operate the electricity and mining markets in Texas upon which EFCH’s business model is based. PURA, which expires September 1, 2011, is also subject to Sunset review. If the Texas Legislature fails to renew PURA or any of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on EFCH’s business. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material adverse effect on EFCH and its financial prospects.

Litigation, legal proceedings, regulatory investigations or other administrative proceedings could expose EFCH to significant liabilities and reputation damage, and have a material adverse effect on its results of operations, and the litigation environment in which EFCH operates poses a significant risk to its businesses.

EFCH is involved in the ordinary course of business in a number of lawsuits involving employment, commercial and environmental issues, and other claims for injuries and damages, among other matters. EFCH evaluates litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, EFCH establishes reserves and discloses the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of judgment. Actual outcomes or losses may differ materially from current assessments and estimates. The settlement or resolution of such claims or proceedings may have a material adverse effect on EFCH’s results of operations. In addition, judges and juries in the State of Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage and business tort cases. EFCH uses appropriate means to contest litigation threatened or filed against it, but the litigation environment in the State of Texas poses a significant business risk.

EFCH is involved in the ordinary course of business in permit applications and renewals, and EFCH is exposed to the risk that certain of its operating permits may not be granted or renewed on satisfactory terms. Failure to obtain and maintain the necessary permits to conduct its businesses could have a material adverse effect on its results of operations.

EFCH is also involved in the ordinary course of business in regulatory investigations and other administrative proceedings, and EFCH is exposed to the risk that it may become the subject of additional regulatory investigations or administrative proceedings. See Item 3, “Legal Proceedings — Regulatory Investigations and Reviews.” While EFCH cannot predict the outcome of any regulatory investigation or administrative proceeding, any such regulatory investigation or administrative proceeding could result in EFCH incurring material penalties and/or other costs and have a material adverse effect on it results of operations and liquidity.

TCEH’s revenues and results of operations may be negatively impacted by decreases in market prices for electricity, decreases in natural gas prices, and/or decreases in market heat rates.

EFCH is not guaranteed any rate of return on capital investments in its competitive businesses. EFCH markets and trades electricity and natural gas, including electricity from its own generation facilities and generation contracted from third parties, as part of its wholesale markets operation. EFCH’s results of operations depend in large part upon wholesale market prices for electricity, natural gas, uranium, coal and transportation in its regional market and other competitive markets and upon prevailing retail electricity rates, which may be impacted by actions of regulatory authorities. Market prices may fluctuate substantially over relatively short periods of time. Demand for electricity can fluctuate dramatically, creating periods of substantial under- or over-supply. During periods of over-supply, prices might be depressed. Also, at times there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, bidding rules and other mechanisms to address volatility and other issues in these markets.

Some of the fuel for EFCH’s generation facilities is purchased under short-term contracts. Prices of fuel, including diesel, natural gas, coal, and nuclear fuel, may also be volatile, and the price EFCH can obtain for electricity sales may not change at the same rate as changes in fuel costs. In addition, EFCH purchases and sells natural gas and other energy related commodities, and volatility in these markets may affect costs incurred in meeting obligations.

Volatility in market prices for fuel and electricity may result from the following:

•	volatility in natural gas prices;

•	volatility in market heat rates;

•	volatility in coal and rail transportation prices;

•	severe or unexpected weather conditions;

•	seasonality;

•	changes in electricity and fuel usage;

•	illiquidity in the wholesale power or other markets;

•	transmission or transportation constraints, inoperability or inefficiencies;

•	availability of competitively-priced alternative energy sources;

•	changes in market structure;

•	changes in supply and demand for energy commodities, including nuclear fuel and related enrichment and conversion services;

•	changes in the manner in which EFCH operates its facilities, including curtailed operation due to market pricing, environmental, safety or other factors;

•	changes in generation efficiency;

•	outages or otherwise reduced output from EFCH’s generation facilities or those of its competitors;

•	changes in the credit risk or payment practices of market participants;

•	changes in production and storage levels of natural gas, lignite, coal, crude oil, diesel and other refined products;

•	natural disasters, wars, sabotage, terrorist acts, embargoes and other catastrophic events, and

•	federal, state and local energy, environmental and other regulation and legislation.

All of EFCH’s generation facilities are located in the ERCOT market, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT market generally correlate with the price of natural gas because marginal electricity demand is generally supplied by natural gas-fueled generation facilities. Accordingly, EFCH’s earnings and the value of its baseload generation assets, which provided a substantial portion of its supply volumes in 2010, are dependent in significant part upon the price of natural gas. Forward natural gas prices have generally trended downward since mid-2008. In recent years natural gas supply has outpaced demand as a result of increased drilling of shale gas deposits combined with lingering demand weakness associated with the economic recession, and many industry experts expect this supply/demand imbalance to continue for a number of years, thereby depressing natural gas prices for a long-term period. While EFCH’s hedging activities, in particular its long-term hedging program, are designed to mitigate the effect on earnings of low wholesale electricity prices, due to low natural gas prices, these market conditions are challenging to the long-term profitability of EFCH’s generation assets. Specifically, the low natural gas prices and the correlated effect in ERCOT on wholesale power prices could have a material adverse impact on the overall profitability of EFCH’s generation assets for periods in which EFCH does not have significant hedge positions. While EFCH has significantly hedged its natural gas price exposure for 2011 and 2012 (approximately 99% and 87%, respectively), as of December 31, 2010, EFCH has hedged only approximately 51% and 19% of its wholesale natural gas price exposure related to expected generation output for 2013 and 2014, respectively, and does not have any significant amount of hedges in place for periods after 2014. A continuation of current forward natural gas prices or a further decline of forward natural gas prices could limit EFCH’s ability to hedge its wholesale electricity revenues at sufficient price levels to support its interest payments and debt maturities, result in further declines in the value of EFCH’s baseload generation assets and could adversely impact EFCH’s ability to refinance the TCEH Revolving Credit Facility due in October 2013 or EFCH’s substantial debt due in October 2014.

Wholesale electricity prices also correlate with market heat rates (a measure of efficiency of the marginal price-setting generator of electricity), which could fall if demand for electricity were to decrease or if additional generation facilities are built in ERCOT. Accordingly, EFCH’s earnings and the value of EFCH’s baseload (lignite/coal-fueled and nuclear) generation assets, which provided a substantial portion of its supply volumes in 2010, are also dependent in significant part upon market heat rates. As a result, EFCH’s baseload generation assets could significantly decrease in profitability and value if market heat rates continue at current levels or decline.

EFCH’s assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and hedging transactions may not work as planned or hedge counterparties may default on their obligations.

EFCH cannot fully hedge the risk associated with changes in commodity prices, most notably natural gas prices, or market heat rates because of the expected useful life of EFCH’s generation assets and the size of EFCH’s position relative to market liquidity. To the extent EFCH has unhedged positions, fluctuating commodity prices and/or market heat rates can materially impact its results of operations, liquidity and financial position, either favorably or unfavorably.

To manage EFCH’s financial exposure related to commodity price fluctuations, EFCH routinely enters into contracts to hedge portions of purchase and sale commitments, fuel requirements and inventories of natural gas, lignite, coal, crude oil, diesel fuel and refined products, and other commodities, within established risk management guidelines. As part of this strategy, EFCH routinely utilizes fixed-price forward physical purchase and sale contracts, futures, financial swaps and option contracts traded in over-the-counter markets or on exchanges. Although EFCH devotes a considerable amount of time and effort to the establishment of risk management procedures, as well as the ongoing review of the implementation of these procedures, the procedures in place may not always function as planned and cannot eliminate all the risks associated with these activities. For example, EFCH hedges the expected needs of its wholesale and retail customers, but unexpected changes due to weather, natural disasters, market constraints or other factors could cause it to purchase power to meet unexpected demand in periods of high wholesale market prices or resell excess power into the wholesale market in periods of low prices. As a result of these and other factors, EFCH cannot precisely predict the impact that risk management decisions may have on its businesses, results of operations, liquidity or financial position.

With the tightening of credit markets, there has been some decline in the number of market participants in the wholesale energy commodities markets, resulting in less liquidity, particularly in the ERCOT electricity market. Participation by financial institutions and other intermediaries (including investment banks) has particularly declined. Extended declines in market liquidity could materially affect EFCH’s ability to hedge its financial exposure to desired levels.

To the extent EFCH engages in hedging and risk management activities, EFCH is exposed to the risk that counterparties that owe it money, energy or other commodities as a result of market transactions will not perform their obligations. Should the counterparties to these arrangements fail to perform, EFCH could be forced to enter into alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, EFCH could incur losses in addition to amounts, if any, already paid to the counterparties. ERCOT market participants are also exposed to risks that another ERCOT market participant may default on its obligations to pay ERCOT for power taken, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants, including EFCH.

EFCH’s collateral requirements for hedging arrangements could be materially impacted if the rules implementing the Financial Reform Act broaden the scope of the Act’s provisions regarding the regulation of over-the-counter financial derivatives and make them applicable to EFCH.

In July 2010, financial reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act) was enacted. While the legislation is broad and detailed, substantial portions of the legislation are currently under rulemakings by federal governmental agencies to implement the standards set out in the legislation and adopt new standards.

Title VII of the Financial Reform Act provides for the regulation of the over-the-counter (OTC) derivatives market. The Financial Reform Act generally requires OTC derivatives (including the types of asset-backed OTC derivatives that EFCH uses to hedge risks associated with commodity and interest rate exposure) to be cleared by a derivatives clearing organization. However, entities are exempt from these clearing requirements if they (i) are not “Swap Dealers” or “Major Swap Participants” as will be defined in the rulemakings and (ii) use the swaps to hedge or mitigate commercial risk. The proposed definition of Swap Dealer is broad and will, as drafted, include many end users. EFCH is evaluating whether or not the type of asset-backed OTC derivatives that it uses to hedge commodity and interest rate risk is exempt from the clearing requirements. Existing swaps are grandfathered from the clearing requirements. The legislation mandates significant reporting and compliance requirements for any entity that is determined to be a Swap Dealer or Major Swap Participant.

The Financial Reform Act also requires the posting of cash collateral for uncleared swaps. Because these cash collateral requirements are unclear as to whether an end-user or its counterparty (e.g., swap dealer) is required to post cash collateral, there is risk that the cash collateral requirement could be used to effectively negate the end-user clearing exemption. However, the legislative history of the Financial Reform Act suggests that it was not Congress’ intent to require end-users to post cash collateral with respect to swaps. If EFCH were required to post cash collateral on its swap transactions with swap dealers, its liquidity would likely be materially impacted, and EFCH’s ability to enter into OTC derivatives to hedge its commodity and interest rate risks would be significantly limited.

EFCH cannot predict the outcome of the rulemakings to implement the OTC derivative market provisions of the Financial Reform Act. These rulemakings could negatively affect EFCH’s ability to hedge its commodity and interest rate risks. The inability to hedge these risks would likely have a material adverse effect on EFCH’s results of operations, liquidity or financial condition.

EFCH may suffer material losses, costs and liabilities due to ownership and operation of the Comanche Peak nuclear generation facility.

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

The prolonged unavailability of Comanche Peak could materially affect EFCH’s financial condition and results of operations. The following are among the more significant of these risks:

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

•

Nuclear Accident Risk — Although the safety record of Comanche Peak and other nuclear generation facilities generally has been very good, accidents and other unforeseen problems have occurred both in the US and elsewhere. The consequences of an accident can be severe and include loss of life, injury, lasting negative health impact, and property damage. Any accident, or perceived accident, could result in significant liabilities and damage EFCH’s reputation. Any such resulting liability from a nuclear accident could exceed EFCH’s resources, including insurance coverage.

The operation and maintenance of electricity generation facilities involves significant risks that could adversely affect EFCH’s results of operations, liquidity and financial condition.

The operation and maintenance of electricity generation facilities involves many risks, including, as applicable, start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. A significant number of EFCH’s facilities were constructed many years ago. In particular, older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep operating at peak efficiency and availability. The risk of increased maintenance and capital expenditures arises from (a) increased starting and stopping of generation equipment due to the volatility of the competitive generation market and the prospect of continuing low wholesale electricity prices that may not justify sustained or year-round operation of all EFCH’s generating facilities, (b) any unexpected failure to generate electricity, including failure caused by equipment breakdown or forced outage and (c) damage to facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events. Further, EFCH’s ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, EFCH could be subject to additional costs or losses and writedowns on its investment in the project or improvement.

Insurance, warranties or performance guarantees may not cover all or any of the lost revenues or increased expenses that could result from the risks discussed above, including the cost of replacement power. Likewise, the ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside EFCH’s control.

Maintenance, expansion and refurbishment of power generation facilities involve significant risks that could result in unplanned power outages or reduced output and could have a material adverse effect on EFCH’s results of operations, liquidity and financial condition.

Many of EFCH’s facilities are old and require periodic upgrading and improvement. Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures could materially adversely affect EFCH’s results of operations, liquidity and financial condition.

EFCH cannot be certain of the level of capital expenditures that will be required due to changing environmental and safety laws and regulations (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as natural disasters or terrorist attacks). The unexpected requirement of large capital expenditures could materially adversely affect EFCH’s results of operations, liquidity and financial condition.

If EFCH makes any major modifications to its power generation facilities, it may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the Clean Air Act. Any such modifications would likely result in substantial additional capital expenditures.

EFCH’s cost of compliance with environmental laws and regulations and its commitments, and the cost of compliance with new environmental laws, regulations or commitments could materially adversely affect its results of operations, liquidity and financial condition.

EFCH is subject to extensive environmental regulation by governmental authorities, including the EPA and the TCEQ. In operating its facilities, EFCH is required to comply with numerous environmental laws and regulations and to obtain numerous governmental permits. EFCH may incur significant additional costs beyond those currently contemplated to comply with these requirements. If EFCH fails to comply with these requirements, it could be subject to civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to EFCH or its facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements.

The EPA has recently completed several regulatory actions establishing new requirements for control of certain emissions from sources that include coal-fueled generation facilities. It is also currently considering several other regulatory actions, as well as contemplating future additional regulatory actions, in each case that may affect EFCH’s coal-fueled generation facilities. There is no assurance that the currently-installed emissions control equipment at EFCH’s coal-fueled generation facilities will satisfy the requirements under any future EPA or TCEQ regulations. Some of the potential EPA or TCEQ regulatory actions could require EFCH to install significant additional control equipment, resulting in material costs of compliance for its generation units, including capital expenditures, higher operating costs and potential production curtailments. These costs could result in material adverse effects on EFCH’s results of operations, liquidity and financial condition.

In conjunction with the building of three new generation units, EFCH has committed to reduce emissions of mercury, NOX and SO2 through the installation of emissions control equipment at both the new and existing lignite-fueled generation units. EFCH may incur significantly greater costs than those contemplated in order to achieve this commitment.

EFH Corp. has formed a Sustainable Energy Advisory Board that advises EFCH in its pursuit of technology development opportunities that, among other things, are designed to reduce EFCH’s impact on the environment. Any adoption of Sustainable Energy Advisory Board recommendations may cause EFCH to incur significant costs in addition to the costs referenced above.

EFCH may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals, if EFCH fails to obtain, maintain or comply with any such approval or if an approval is retroactively disallowed, the operation and/or construction of its facilities could be stopped, curtailed or modified or become subject to additional costs.

In addition, EFCH may be responsible for any on-site liabilities associated with the environmental condition of facilities that EFCH has acquired, leased or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and sales of assets, EFCH may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could, depending on the circumstances, assert an environmental claim against EFCH or fail to meet its indemnification obligations to EFCH.

EFCH’s results of operations, liquidity and financial condition may be materially adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change.

In recent years, a growing concern has emerged about global climate change and how greenhouse gas (GHG) emissions, such as CO2, contribute to global climate change. Several bills addressing climate change have been introduced in the US Congress or discussed by the Obama Administration that are intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), incentives for the development of low-carbon technology and federal renewable portfolio standards. In addition, a number of federal court cases have been recently decided that could result in the future regulation of GHG emissions.

The EPA recently issued a rule, known as the Prevention of Significant Deterioration (PSD) tailoring rule, which establishes new thresholds for regulating GHG emissions from stationary sources under the Clean Air Act. Beginning in January 2011, the rule requires any source subject to the PSD permitting program due to emissions of non-GHG pollutants that increases its GHG emissions by 75,000 tons per year (tpy) to have an operating permit under the Title V Operating Permit Program of the Clean Air Act and install the best available control technology in conjunction with construction activities or plant modifications. Beginning in July 2011, PSD permitting requirements will also apply to new projects with GHG emissions of at least 100,000 tpy and modifications to existing facilities that increase GHG emissions by at least 75,000 tpy (even if no non-GHG PSD thresholds are exceeded). The EPA also finalized regulations in 2009 that will require certain categories of GHG emitters (including EFCH’s lignite-fueled generation facilities) to monitor and report their annual GHG emissions beginning in March 2011.

The EPA also announced in late 2010 its intent to promulgate, in 2011, GHG emission limits known as New Source Performance Standards that would apply to new and modified sources, as well as GHG emission guidelines that states might apply to existing sources of GHGs. The EPA has indicated that such new standards and guidelines would be applicable to electricity generation facilities. EFCH cannot predict what limits or guidelines the EPA might adopt. If the limits or guidelines become applicable to EFCH’s generation facilities and require EFCH to install new control equipment or substantially alter its operations, it could have a material adverse effect on EFCH’s results of operations, liquidity and financial condition.

EFCH produces GHG emissions from the combustion of fossil fuels at its generation facilities. For 2010, EFCH estimates that its generation facilities produced 64 million short tons of CO2 based on continuously monitored data reported to and subject to approval by the EPA. Because a substantial portion of EFCH’s generation portfolio consists of lignite/coal-fueled generation facilities, its results of operations, liquidity and financial condition could be materially adversely affected by the enactment of any legislation or regulation that mandates a reduction in GHG emissions or that imposes financial penalties, costs or taxes upon those that produce GHG emissions. For example, to the extent a cap-and-trade program is adopted, EFCH may be required to incur material costs to reduce its GHG emissions or to procure emission allowances or credits to comply with such a program. The EPA regulation of GHGs under the Clean Air Act, or judicially imposed limits on GHG emissions, may require EFCH to make material expenditures to reduce its GHG emissions. If a significant number of EFCH’s customers or others refuse to do business with it because of its GHG emissions, it could have a material adverse effect on EFCH’s results of operations, liquidity or financial condition.

EFCH’s results of operations, liquidity and financial condition may be materially adversely affected by the effects of extreme weather conditions.

EFCH’s results of operations may be affected by weather conditions and may fluctuate substantially on a seasonal basis as the weather changes. In addition, EFCH could be subject to the effects of extreme weather. Extreme weather conditions could stress EFCH’s generation facilities resulting in outages, increased maintenance and capital expenditures. Extreme weather events, including sustained cold temperatures, hurricanes or storms or other natural disasters, could be destructive and result in casualty losses that are not ultimately offset by insurance proceeds or in increased capital expenditures or costs, including supply chain costs.

Moreover, an extreme weather event could cause disruption in service to customers due to downed wires and poles or damage to other operating equipment, which could result in EFCH foregoing sales of electricity and lost revenue. Similarly, an extreme weather event might affect the availability of generation and transmission capacity, limiting EFCH’s ability to source electricity. These conditions, which cannot be reliably predicted, could have an adverse consequence by requiring EFCH to seek additional sources of electricity when wholesale market prices are high or to seek to sell excess electricity when those market prices are low.

Ongoing performance improvement initiatives may not achieve desired cost reductions and may instead result in significant additional costs if unsuccessful.

The implementation of performance improvement initiatives identified by management may not produce the desired reduction in costs and if unsuccessful, may instead result in significant additional costs as well as significant disruptions in EFCH’s operations due to employee displacement and the rapid pace of changes to organizational structure and operating practices and processes. Such additional costs or operational disruptions could have an adverse effect on EFCH’s businesses and financial prospects.

Attacks on EFCH’s infrastructure that breach cyber/data security measures could expose EFCH to significant liabilities and reputation damage and disrupt business operations, which could have a material adverse effect on EFCH’s financial condition, results of operations and liquidity.

A breach of cyber/data security measures that impairs EFCH’s information technology infrastructure could disrupt normal business operations and affect its ability to control its generation assets, access retail customer information and limit communication with third parties. Any loss of confidential or proprietary data through a breach could adversely affect EFCH’s reputation, expose the company to legal claims, impair EFCH’s ability to execute on business strategies and/or materially and adversely affect EFCH’s financial condition, results of operations and liquidity.

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

TXU Energy depends on transmission and distribution facilities owned and operated by unaffiliated utilities, as well as Oncor’s facilities, to deliver the electricity it sells to its customers. If transmission capacity is inadequate, TXU Energy’s ability to sell and deliver electricity may be hindered, and it may have to forgo sales or buy more expensive wholesale electricity than is available in the capacity-constrained area. For example, during some periods, transmission access is constrained in some areas of the Dallas-Fort Worth metroplex, where TXU Energy has a significant number of customers. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower profits. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to TXU Energy’s customers could negatively impact the satisfaction of its customers with its service.

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

The PUCT may at any time initiate an investigation into whether TXU Energy is compliant with PUCT Substantive Rules and whether it has met all of the requirements for REP certification, including financial requirements. Any removal or revocation of a REP certification would mean that TXU Energy would no longer be allowed to provide electricity service to retail customers. Such decertification would have a material and adverse effect on the company and its financial prospects.

Changes in technology or increased electricity conservation efforts may reduce the value of EFCH’s generation facilities and may significantly impact EFCH’s businesses in other ways as well.

Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, fuel cells, microturbines, photovoltaic (solar) cells and concentrated solar thermal devices. It is possible that advances in these or other technologies will reduce the costs of electricity production from these technologies to a level that will enable these technologies to compete effectively with EFCH’s traditional generation facilities. Consequently, where EFCH has facilities, the profitability and market value of its generation assets could be significantly reduced. Changes in technology could also alter the channels through which retail customers buy electricity. To the extent self-generation facilities become a more cost-effective option for certain customers, EFCH’s revenues could be materially reduced.

Also, electricity demand could be reduced by increased conservation efforts and advances in technology, which could likewise significantly reduce the value of EFCH’s generation assets. Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Effective energy conservation by EFCH’s customers could result in reduced energy demand or significantly slow the growth in demand. Such reduction in demand could materially reduce EFCH’s revenues. Furthermore, EFCH may incur increased capital expenditures if it is required to invest in conservation measures.

EFCH’s revenues and results of operations may be adversely impacted by decreases in market prices of power due to the development of wind generation power sources.

A significant amount of investment in wind generation in the ERCOT market over the past few years has increased overall wind power generation capacity. Generally, the increased capacity has led to lower wholesale electricity prices (driven by lower market heat rates) in the regions at or near wind power development. As a result, the profitability of EFCH’s generation facilities and power purchase contracts, including certain wind generation power purchase contracts, has been impacted and could be further impacted by the effects of the wind power development, and the value could significantly decrease if wind power generation has a material sustained effect on market heat rates.

EFCH’s revenues and results of operations may be adversely impacted by the ERCOT market’s recent transition from a zonal to a nodal wholesale market structure.

Substantially all of EFCH’s competitive businesses are located in the ERCOT market, which has recently transitioned from a zonal market structure with four congestion management zones to a nodal market structure that directly manages congestion on a localized basis. In a nodal market, the prices received and paid for power are based on pricing determined at specific interconnection points on the transmission grid (i.e., Locational Marginal Pricing), which could result in lower revenues or higher costs for EFCH’s competitive businesses. This market structure change could have a significant impact on the profitability and value of EFCH’s competitive businesses depending on how the Locational Marginal Pricing develops, particularly if such development ultimately results in lower revenue due to lower wholesale electricity prices, increased costs to service end-user electricity demand or increased collateral posting requirements with ERCOT. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Activities and Events — Wholesale Market Design — Nodal Market.”

EFCH’s future results of operations may be negatively impacted by settlement adjustments determined by ERCOT related to prior periods.

ERCOT is the independent system operator that is responsible for maintaining reliable operation of the bulk electric power supply system in the ERCOT market. Its responsibilities include the clearing and settlement of electricity volumes and related ancillary services among the various participants in the deregulated Texas market. Settlement information for most operating activity is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within six months after the operating day. Likewise, ERCOT has the ability to resettle any operating day at any time after the six month settlement period, usually the result of a lingering dispute, an alternative dispute resolution process or litigated event. As a result, EFCH is subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting its future reported results of operations.

EFCH’s results of operations and financial condition could be negatively impacted by any development or event beyond its control that causes economic weakness in the ERCOT market.

EFCH derives substantially all of its revenues from operations in the ERCOT market, which covers approximately 75% of the geographical area in the State of Texas. As a result, regardless of the state of the economy in areas outside the ERCOT market, economic weakness in the ERCOT market could lead to reduced demand for electricity in the ERCOT market. Such a reduction could have a material negative impact on EFCH’s results of operations, liquidity and financial condition.

EFCH’s (or any applicable subsidiary’s) credit ratings could negatively affect EFCH’s (or the pertinent subsidiary’s) ability to access capital and could require EFCH or its subsidiaries to post collateral or repay certain indebtedness.

Downgrades in EFCH’s or any of its applicable subsidiaries’ long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and could trigger liquidity demands pursuant to the terms of new commodity contracts, leases or other agreements. Future transactions by EFH Corp. or any of its subsidiaries, including the issuance of additional debt or the consummation of additional debt exchanges, could result in temporary or permanent downgrades of EFH Corp.’s or its subsidiaries’ credit ratings.

Most of EFCH’s large customers, suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions. If EFCH’s (or an applicable subsidiary’s) credit ratings decline, the costs to operate its businesses would likely increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with EFCH (or its applicable subsidiary).

Market volatility may have impacts on EFCH’s businesses and financial condition that EFCH currently cannot predict.

Because EFCH’s operations are capital intensive, it expects to rely over the long-term upon access to financial markets (particularly the attainment of liquidity facilities) as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its revolving credit facilities. The capital and credit markets experienced extreme volatility and disruption in 2008 and 2009. EFCH’s ability to access the capital or credit markets may be severely restricted at a time when EFCH would like, or need, to access those markets, which could have an impact on its flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially impacted by these market conditions. Accordingly, there can be no assurance that the capital and credit markets will continue to be a reliable or acceptable source of short-term or long-term financing for EFCH. Additionally, disruptions in the capital and credit markets could have a broader impact on the economy in general in ways that could lead to reduced electricity usage, which could have a negative impact on EFCH’s revenues, or have an impact on EFCH’s customers, counterparties and/or lenders, causing them to fail to meet their obligations to EFCH.

EFCH’s liquidity needs could be difficult to satisfy, particularly during times of uncertainty in the financial markets and/or during times when there are significant changes in commodity prices. The inability to access liquidity, particularly on favorable terms, could materially adversely affect results of operations and/or financial condition.

EFCH’s businesses are capital intensive. EFCH relies on access to financial markets and liquidity facilities as a significant source of liquidity for capital requirements not satisfied by cash-on-hand or operating cash flows. The inability to raise capital on favorable terms or access liquidity facilities, particularly during times of uncertainty similar to those experienced in the financial markets in 2008 and 2009, could impact EFCH’s ability to sustain and grow its businesses and would likely increase capital costs. EFCH’s access to the financial markets and liquidity facilities could be adversely impacted by various factors, such as:

•	changes in financial markets that reduce available credit or the ability to obtain or renew liquidity facilities on acceptable terms;

•	economic weakness in the ERCOT or general US market;

•	changes in interest rates;

•	a deterioration of EFCH’s credit or the credit of its subsidiaries or a reduction in EFCH or its applicable subsidiaries’ credit ratings;

•	a deterioration of the credit or bankruptcy of one or more lenders or counterparties under EFCH’s liquidity facilities that affects the ability of such lender(s) to make loans to EFCH;

•	volatility in commodity prices that increases margin or credit requirements;

•	a material breakdown in EFCH’s risk management procedures, and

•	the occurrence of changes in EFCH’s businesses that restrict its ability to access liquidity facilities.

Although EFCH expects to actively manage the liquidity exposure of existing and future hedging arrangements, given the size of the long-term hedging program, any significant increase in the price of natural gas could result in EFCH being required to provide cash or letter of credit collateral in substantial amounts. While these potential posting obligations are primarily supported by the liquidity facilities, for certain transactions there is a potential for the timing of postings on the commodity contract obligations to vary from the timing of borrowings from the TCEH Commodity Collateral Posting Facility. Any perceived reduction in EFCH’s credit quality could result in clearing agents or other counterparties requesting additional collateral. EFCH has credit concentration risk related to the limited number of lenders that provide liquidity to support its hedging program. A deterioration of the credit quality of such lenders could materially affect EFCH’s ability to continue such program on acceptable terms. An event of default by one or more of EFCH’s hedge counterparties could result in termination-related settlement payments that reduce available liquidity if EFCH owes amounts related to commodity contracts or delays in receipts of expected settlements if the hedge counterparties owe amounts to EFCH. These events could have a material negative impact on EFCH’s results of operations, liquidity and financial condition.

In the event that the governmental agencies that regulate the activities of EFCH’s businesses determine that the creditworthiness of any such business is inadequate to support EFCH’s activities, such agencies could require EFCH to provide additional cash or letter of credit collateral in substantial amounts to qualify to do business.

In the event EFCH’s liquidity facilities are being used largely to support the long-term hedging program as a result of a significant increase in the price of natural gas or significant reduction in credit quality, EFCH may have to forego certain capital expenditures or other investments in its competitive businesses or other business opportunities.

Further, a lack of available liquidity could adversely impact the evaluation of EFCH’s creditworthiness by counterparties and rating agencies. In particular, such concerns by existing and potential counterparties could significantly limit TCEH’s wholesale markets activities, including its long-term hedging program.

The costs of providing pension and OPEB and related funding requirements are subject to changes in pension fund values, changing demographics and fluctuating actuarial assumptions and may have a material adverse effect on EFCH’s results of operations, liquidity and financial condition.

EFH Corp. provides pension benefits based on either a traditional defined benefit formula or a cash balance formula and also provides certain health care and life insurance benefits to eligible employees of EFCH and their eligible dependents upon the retirement of such employees. EFCH’s costs of providing such benefits and related funding requirements are dependent upon numerous factors, assumptions and estimates and are subject to changes in these factors, assumptions and estimates, including the market value of the assets funding EFH Corp.’s pension and OPEB plans. Fluctuations in financial market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods.

The values of the investments that fund EFH Corp.’s pension and OPEB plans are subject to changes in financial market conditions, such as the substantial dislocation that began in 2008. Significant decreases in the values of these investments could increase the expenses of the pension plan and the costs of the OPEB plans and related funding requirements in the future. EFCH’s costs of providing such benefits and related funding requirements are also subject to changing employee demographics (including but not limited to age, compensation levels and years of accredited service), the level of contributions made to retiree plans, expected and actual earnings on plan assets and the discount rates used in determining the projected benefit obligation. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in financial market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. See Note 16 to Financial Statements for further discussion of EFH Corp.’s pension and OPEB plans.

As was the case in the third quarter 2010 (as discussed in Note 2 to Financial Statements), goodwill and/or other intangible assets not subject to amortization that EFCH has recorded in connection with the Merger are subject to at least annual impairment evaluations, and as a result, EFCH could be required to write off some or all of this goodwill and other intangible assets, which may cause adverse impacts on its results of operations and financial condition.

In accordance with accounting standards, goodwill and certain other indefinite-lived intangible assets that are not subject to amortization are reviewed annually or more frequently for impairment, if certain conditions exist, and may be impaired. Any reduction in or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could cause a material adverse impact on EFCH’s reported results of operations and financial position.

The loss of the services of EFCH’s key management and personnel could adversely affect its ability to operate its businesses.

EFCH’s future success will depend on its ability to continue to attract and retain highly qualified personnel. EFCH competes for such personnel with many other companies, in and outside its industry, government entities and other organizations. EFCH may not be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. EFCH’s failure to attract new personnel or retain existing personnel could have a material adverse effect on its businesses.

The Sponsor Group controls and may have conflicts of interest with EFCH in the future.

The Sponsor Group indirectly owns approximately 60% of EFH Corp.’s capital stock on a fully-diluted basis through its investment in Texas Holdings. As a result of this ownership and the Sponsor Group’s ownership in interests of the general partner of Texas Holdings, the Sponsor Group has control over decisions regarding EFCH’s operations, plans, strategies, finances and structure, including whether to enter into any corporate transaction, and will have the ability to prevent any transaction that requires the approval of EFCH’s shareholder.

Additionally, each member of the Sponsor Group is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with EFCH. Members of the Sponsor Group may also pursue acquisition opportunities that may be complementary to EFCH’s businesses and, as a result, those acquisition opportunities may not be available to EFCH. So long as the members of the Sponsor Group, or other funds controlled by or associated with the members of the Sponsor Group, continue to indirectly own, in the aggregate, a significant amount of the outstanding shares of EFH Corp.’s common stock, even if such amount is less than 50%, the Sponsor Group will continue to be able to strongly influence or effectively control EFCH’s decisions.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 3.	LEGAL PROCEEDINGS

Litigation Related to Generation Facilities

In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC’s (Oak Grove) (a wholly-owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs seek a reversal of the TCEQ’s order and a remand back to the TCEQ for further proceedings. In addition to this administrative appeal, in November 2010, two other petitions were filed in Travis County, Texas District Court by Sustainable Energy and Economic Development Coalition and Paul and Lisa Rolke, respectively, who were non-parties to the administrative hearing before the State Office of Administrative Hearings, challenging the TCEQ’s decision to renew and amend Oak Grove’s TPDES permit and asking the District Court to remand the matter to the TCEQ for further proceedings. Although EFCH cannot predict the outcome of these proceedings, EFCH believes that the renewal and amendment of the Oak Grove TPDES permit are protective of the environment and that the application for and the processing of Oak Grove’s TPDES permit renewal and amendment by the TCEQ were in accordance with applicable law. There can be no assurance that the outcome of these matters would not result in an adverse impact on EFCH’s financial condition, results of operations or liquidity.

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly-owned subsidiary of TCEH) for alleged violations of the Clean Air Act at Luminant’s Martin Lake generation facility. While EFCH is unable to estimate any possible loss or predict the outcome of the litigation, EFCH believes that the Sierra Club’s claims are without merit, and intends to vigorously defend this litigation. In addition, in February 2010, the Sierra Club informed Luminant that it may sue Luminant, after the expiration of a 60-day waiting period, for allegedly violating federal Clean Air Act provisions in connection with Luminant’s Big Brown generation facility. Subsequently, in December 2010, Sierra Club informed Luminant that it may sue Luminant, after the expiration of a 60-day waiting period, for allegedly violating federal Clean Air Act provisions in connection with Luminant’s Monticello generation facility. EFCH cannot predict whether the Sierra Club will actually file suit or the outcome of any resulting proceedings.

Regulatory Reviews

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

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. All of EFCH’s common stock is owned by EFH Corp.

See Note 10 to Financial Statements for a description of the restrictions on EFCH’s ability to pay dividends.

Item 6.	SELECTED FINANCIAL DATA

EFCH AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(millions of dollars, except ratios)

M900[H]

	Successor				Predecessor
	Year Ended December 31,			Period from October 11, 2007 through	Period from January 1, 2007 through	Year Ended
	2010	2009	2008	December 31, 2007	October 10, 2007	December 31, 2006
Operating revenues	$8,235	$7,911	$9,787	$1,671	$6,884	$9,396
Net income (loss)	(3,530)	515	(9,039)	(1,266)	1,306	2,501
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to EFCH	(3,530)	515	(9,039)	(1,266)	1,306	2,501
Ratio of earnings to fixed charges (a)	—	1.36	—	—	5.88	10.84
Capital expenditures, including nuclear fuel	$902	$1,521	$2,074	$519	$1,585	$908

See Notes to Financial Statements.

EFCH AND SUBSIDIARIES

SELECTED FINANCIAL DATA (CONTINUED)

(millions of dollars, except ratios)

	Successor				Predecessor
	As of December 31,				As of December 31, 2006
	2010	2009	2008	2007
Total assets	$39,144	$43,245	$43,000	$49,152	$21,149
Property, plant & equipment — net	$20,155	$20,980	$20,902	$20,545	$10,344
Goodwill and intangible assets	$8,523	$12,845	$13,096	$22,197	$526

Capitalization
Long-term debt, less amounts due currently	$29,474	$32,121	$31,556	$30,762	$3,088
EFCH shareholder’s equity	(6,236)	(4,266)	(5,002)	4,003	7,943
Noncontrolling interests in subsidiaries	87	48	—	—	—

Total	$23,325	$27,903	$26,554	$34,765	$11,031

Capitalization ratios
Long-term debt, less amounts due currently	126.4%	115.1%	118.8%	88.5%	28.0%
EFCH shareholder’s equity	(26.7)	(15.3)	(18.8)	11.5	72.0
Noncontrolling interests in subsidiaries	0.3	0.2	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Short-term borrowings	$1,221	$953	$900	$438	$818
Long-term debt due currently	$658	$302	$269	$202	$178

(a)	Fixed charges exceeded “earnings” (net loss) by $3.212 billion, $9.543 billion and $1.941 billion for the years ended December 31, 2010 and 2008 and for the period from October 11, 2007 through December 31, 2007, respectively.

Note: Although EFCH continued as the same legal entity after the Merger, its “Selected Financial Data” for periods preceding the Merger and for periods succeeding the Merger are presented as the consolidated financial statements of the “Predecessor” and the “Successor,” respectively. See Note 1 to Financial Statements “Basis of Presentation.” The consolidated financial statements of the Successor reflect the application of “purchase accounting.” Results for 2010 reflect the prospective adoption of amended guidance regarding consolidation accounting standards related to variable interest entities and amended guidance regarding transfers of financial assets that resulted in the accounts receivable securitization program no longer being accounted for as a sale of accounts receivable and the funding under the program now reported as short-term borrowings as discussed in Note 7 to Financial Statements. Results for 2010 were significantly impacted by a goodwill impairment charge as discussed in Note 2 to Financial Statements. Results in 2008 were significantly impacted by impairment charges related to goodwill, trade name and emission allowances intangible assets and natural gas-fueled generation facilities as discussed in Notes 2 and 3 to Financial Statements.

Quarterly Information (Unaudited)

Results of operations by quarter are summarized below. In EFCH’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of a full year’s operations because of seasonal and other factors. All amounts are in millions of dollars.

	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter
2010:
Operating revenues	$1,999	$1,993	$2,607	$1,636

Net income (loss)	$401	$(458)	$(3,720)	$247
Net (income) loss attributable to noncontrolling interests	$(1)	$1	$—	$—

Net income (loss) attributable to EFCH	$400	$(457)	$(3,720)	$247

	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter
2009:
Operating revenues	$1,766	$1.945	$2,433	$1,767

Net income (loss)	$526	$(107)	$(72)	$168

Net income (loss) attributable to EFCH	$526	$(107)	$(72)	$168

(a)	Net income (loss) amounts include the effects of impairment charges related to goodwill (see Note 2 to Financial Statements).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of EFCH’s financial condition and results of operations for the fiscal years ended December 31, 2010, 2009 and 2008 should be read in conjunction with Selected Financial Data and EFCH’s audited consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFCH, a wholly-owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company that conducts its operations almost entirely through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management, are performed on an integrated basis; consequently, there are no reportable business segments.

Significant Activities and Events

Natural Gas Prices and Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and as of December 31, 2010, has effectively sold forward approximately 1.0 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 125,000 GWh at an assumed 8.0 market heat rate) for the period from January 1, 2011 through December 31, 2014 at weighted average annual hedge prices ranging from $7.19 per MMBtu to $7.80 per MMBtu.

These transactions, as well as forward power sales, have effectively hedged an estimated 62% of the natural gas price exposure related to TCEH’s expected generation output for the period beginning January 1, 2011 and ending December 31, 2014 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices, which is expected to be the marginal fuel for the purpose of setting electricity prices approximately 75% to 90% of the time. If the correlation changes in the future, the cash flows targeted under the long-term hedging program may not be achieved.

The long-term hedging program is comprised primarily of contracts with prices based on the New York Mercantile Exchange (NYMEX) Henry Hub pricing point. However, because there are other local and regional natural gas pricing points such as Houston Ship Channel, future wholesale power prices in ERCOT may not correlate as closely to the Henry Hub pricing as other pricing points, which could decrease the effectiveness of the positions in the long-term hedging program in mitigating power price exposure. The company has hedged more than 95% of the Houston Ship Channel versus Henry Hub pricing point risk for 2011.

The company has entered into related put and call transactions (referred to as collars), primarily for 2014, that effectively hedge natural gas prices within a range. These transactions represented 11% of the positions in the long-term hedging program as of December 31, 2010, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. The company expects to use financial instruments, including collars, in future hedging activity under the long-term hedging program.

The following table summarizes the natural gas hedges in the long-term hedging program as of December 31, 2010:

	Measure	2011	2012	2013	2014	Total
Natural gas hedge volumes (a)	mm MMBtu	~220	~398	~282	~110	~1,010
Weighted average hedge price (b)	$/MMBtu	~7.56	~7.36	~7.19	~7.80	—
Weighted average market price (c)	$/MMBtu	~4.55	~5.08	~5.33	~5.49	—

(a)	Where collars are reflected, the volumes are estimated based on the natural gas price sensitivity (i.e., delta position) of the derivatives. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 110 million MMBtu in 2014.
(b)	Weighted average hedge prices are based on NYMEX Henry Hub prices of forward natural gas sales positions in the long-term hedging program (excluding the impact of offsetting purchases for rebalancing and pricing point basis transactions). Where collars are reflected, sales price represents the collar floor price.
(c)	Based on NYMEX Henry Hub prices.

Changes in the fair value of the instruments in the long-term hedging program are being recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the long-term hedging program as of December 31, 2010, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to $1.0 billion in pretax unrealized mark-to-market gains or losses.

Unrealized mark-to-market net gains related to the long-term hedging program are as follows:

	Year Ended December 31,
	2010	2009	2008
Effect of natural gas market price changes on open positions	$2,317	$1,857	$2,483
Reversals of previously recorded amounts on positions settled	(1,152)	(750)	104

Total unrealized effect (pre-tax)	$1,165	$1,107	$2,587

The cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program totaled $3.143 billion and $1.978 billion as of December 31, 2010 and 2009, respectively. See discussion below under “Results of Operations” for realized net gains from hedging activities, which amounts are largely related to the long-term hedging program.

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

The significant cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program reflects declining forward market natural gas prices. Forward natural gas prices have generally trended downward since mid-2008 as shown in the table of forward NYMEX Henry Hub natural gas prices below. While the long-term hedging program is designed to mitigate the effect on earnings of low wholesale power prices, depressed forward natural gas prices are challenging to the long-term profitability of EFCH’s generation assets. Specifically, these lower natural gas prices and the correlated effect in ERCOT on wholesale electricity prices could have a material adverse impact on the overall profitability of EFCH’s generation assets for periods in which it has less significant hedge positions (i.e., beginning in 2013). In addition, a continuation or worsening of these market conditions would limit EFCH’s ability to hedge its wholesale electricity revenues at sufficient price levels to support its interest payments and debt maturities and could adversely impact EFCH’s ability to refinance the TCEH Revolving Credit Facility that matures in October 2013 and/or its substantial long-term debt that matures in 2014.

Also see discussion below regarding the goodwill impairment charge recorded in the third quarter 2010.

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2010 (b)	2011	2012	2013	2014
June 30, 2008	$11.24	$10.78	$10.74	$10.90	$11.12
September 30, 2008	$8.58	$8.54	$8.41	$8.30	$8.30
December 31, 2008	$7.13	$7.31	$7.23	$7.15	$7.15
March 31, 2009	$5.93	$6.67	$6.96	$7.11	$7.18
June 30, 2009	$6.06	$6.89	$7.16	$7.30	$7.43
September 30, 2009	$6.21	$6.87	$7.00	$7.06	$7.17
December 31, 2009	$5.79	$6.34	$6.53	$6.67	$6.84
March 31, 2010	$4.27	$5.34	$5.79	$6.07	$6.36
June 30, 2010	$4.82	$5.34	$5.68	$5.89	$6.10
September 30, 2010	$3.94	$4.44	$5.07	$5.29	$5.42
December 31, 2010	$—	$4.55	$5.08	$5.33	$5.49

(a)	Based on NYMEX Henry Hub prices.
(b)	For September 30, 2010, June 30, 2010 and March 31, 2010, natural gas prices for 2010 represent the average of forward prices for October through December, July through December and April through December, respectively.

As of December 31, 2010, more than 95% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility — see discussion below under “Financial Condition — Liquidity and Capital Resources”) thereby reducing the cash and letter of credit collateral requirements for the hedging program.

See discussion below under “Key Risks and Challenges,” specifically “Substantial Leverage, Uncertain Financial Markets and Liquidity Risk” and “Natural Gas Price and Market Heat Rate Exposure.”

Impairment of Goodwill — In the third quarter 2010, EFCH recorded a $4.1 billion noncash goodwill impairment charge (which was not deductible for income tax purposes). The write-off reflected the estimated effect of lower wholesale power prices on the enterprise value of EFCH, driven by the sustained decline in forward natural gas prices as discussed above. EFCH’s recorded goodwill totaled $6.2 billion as of December 31, 2010.

The noncash impairment charge did not cause EFCH to be in default under any of its debt covenants or impact counterparty trading agreements or have a material impact on liquidity.

See Note 2 to Financial Statements and “Application of Critical Accounting Policies” below for more information on goodwill impairment charges.

Liability Management Program — As of December 31, 2010, EFCH had $31.5 billion principal amount of debt outstanding, including short-term borrowings and $850 million pushed down from EFH Corp. The majority of outstanding debt matures during the period 2014 to 2017, and the TCEH Revolving Credit Facility matures in October 2013. EFH Corp. has implemented a liability management program focused on improving its balance sheet by reducing debt and extending debt maturities.

In 2010, debt exchanges, issuances and repurchases by TCEH as part of the liability management program resulted in the acquisition and cancellation of $2.3 billion principal amount of outstanding TCEH debt with due dates of 2015 and 2016 in exchange for $1.221 billion principal amount of new TCEH debt due 2021 and $343 million in cash. The cash represented the net proceeds from the issuance earlier in 2010 of an additional $350 million principal amount of new TCEH debt due 2021.

These transactions resulted in the capture of $700 million of debt discount.

See Note 8 to Financial Statements for further discussion of these transactions and transactions completed under EFH Corp.’s liability management program that resulted in the issuance of new EFH Corp. debt guaranteed by EFCH and the acquisition by EFH Corp. and EFIH of outstanding TCEH debt and outstanding EFH Corp. debt guaranteed by EFCH.

Wholesale Market Design – Nodal Market — In accordance with a rule adopted by the PUCT in 2003, ERCOT developed a new wholesale market, using a stakeholder process, designed to assign congestion costs to the market participants causing the congestion. The nodal market design was implemented December 1, 2010. Under this new market design, ERCOT:

•	establishes nodes, which are metered locations across the ERCOT grid, for purposes of more granular price determination;

•

operates a voluntary “day-ahead electricity market” for forward sales and purchases of electricity and other related transactions, in addition to the existing “real-time market” that primarily functions to balance power consumption and generation;

•	establishes hub trading prices, which represent the average of certain node prices within four major geographic regions, at which participants can hedge or trade power under bilateral contracts;

•	establishes pricing for load-serving entities based on weighted-average node prices within new geographical load-zones, and

•	provides congestion revenue rights, which are instruments auctioned by ERCOT that allow market participants to hedge price differences between settlement points.

ERCOT previously had a zonal wholesale market structure consisting of four geographic zones. The new location-based congestion-management market is referred to as a “nodal” market because wholesale pricing differs across the various nodes on the transmission grid instead of across the geographic zones. There are over 500 nodes in the ERCOT market. The nodal market design was implemented in conjunction with transmission improvements designed to reduce current congestion. EFCH is fully certified to participate in both the “day-ahead” and “real-time markets.” Additionally, all of EFCH’s operational and mothballed generation assets and its qualified scheduling entities are certified and operate in the nodal market. While the initial implementation of the nodal market has not had a material impact on its profitability, EFCH cannot predict the ultimate impact of the market design on its operations or financial results, and it could ultimately have an adverse impact on the profitability and value of EFCH’s competitive business and/or its liquidity, particularly if such change ultimately results in lower revenue due to lower wholesale power prices, increased costs to service end-user electricity demand or increased collateral posting requirements with ERCOT. The opening of the nodal market resulted in an increase of approximately $200 million in the amount of letters of credit posted with ERCOT to support EFCH’s market participation.

As discussed above, the nodal market design includes the establishment of a “day-ahead market” and hub trading prices to facilitate hedging and trading of electricity by participants. Under the previous zonal market, volumes under EFCH’s nontrading bilateral purchase and sales contracts, including contracts intended as hedges, were scheduled as physical power with ERCOT and, therefore, reported gross as wholesale revenues or purchased power costs. In conjunction with the transition to the nodal market, unless the volumes represent physical deliveries to retail and wholesale customers or purchases from counterparties, these contracts are reported on a net basis in the income statement in net gain/(loss) from commodity hedging and trading activities. As a result of these changes, reported wholesale revenues and purchased power costs in 2011 will be materially less than amounts reported in prior periods.

TCEH Interest Rate Swap Transactions — As of December 31, 2010, TCEH had entered into a series of interest rate swaps that effectively fix the interest rates at between 7.3% and 8.3% on $15.80 billion principal amount of its senior secured debt maturing from 2011 to 2014. Swaps related to an aggregate $500 million principal amount of debt expired in 2010, and no swaps were entered into in 2010. Taking into consideration these swap transactions, 15% of EFCH’s total long-term debt portfolio as of December 31, 2010 was exposed to variable interest rate risk. As of December 31, 2010, TCEH also entered into interest rate basis swap transactions, which further reduce the fixed (through swaps) borrowing costs, related to an aggregate of $15.20 billion principal amount of senior secured debt, including swaps entered into in 2010 related to $2.55 billion principal amount of debt. Swaps related to an aggregate $3.60 billion principal amount of debt expired in 2010. EFCH may enter into additional interest rate hedges from time to time.

Unrealized mark-to-market net gains and losses related to all TCEH interest rate swaps, which are reported in interest expense and related charges, totaled $207 million in net losses for the year ended December 31, 2010 and $696 million in net gains for the year ended December 31, 2009. The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.419 billion and $1.212 billion as of December 31, 2010 and 2009, respectively, of which $105 million and $194 million (both pre-tax), respectively, was reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. See discussion in Note 8 to Financial Statements regarding interest rate swap transactions.

Texas Generation Facilities Development — TCEH has completed a program to develop three lignite-fueled generation units (2 units at Oak Grove and 1 unit at Sandow) in Texas with a total estimated capacity of approximately 2,200 MW. The Sandow and first Oak Grove units achieved substantial completion (as defined in the EPC agreement) in the fourth quarter 2009, and the second Oak Grove unit achieved substantial completion (as defined in the EPC agreement) in the second quarter 2010. EFCH began depreciating the units and recognizing revenues and fuel costs for accounting purposes in those respective periods. Aggregate cash capital expenditures for these three units totaled approximately $3.25 billion including all construction, site preparation and mining development costs. Total recorded costs, including purchase accounting fair value adjustments and capitalized interest, totaled approximately $4.8 billion.

Idling of Natural Gas-Fueled Units — In December 2010, after receiving approval from ERCOT, EFCH retired eight previously mothballed natural gas-fueled units totaling 2,633 MW of capacity (2,777 MW installed nameplate capacity). EFCH also retired an additional natural gas-fueled unit with 112 MW of capacity (115 MW installed nameplate capacity) in December 2010 upon expiration of an RMR (operational standby) agreement (discussed below) related to the unit. No impairment was recorded as a result of the retirements. In September 2010, after receiving approval from ERCOT, EFCH mothballed (idled) four of its natural gas-fueled units totaling 1,856 MW of capacity (1,933 MW installed nameplate capacity). In 2009 EFCH retired 10 units totaling 2,114 MW of capacity (2,226 MW installed nameplate capacity), mothballed three units totaling 1,081 MW capacity (1,135 MW installed nameplate capacity) and entered into RMR agreements with ERCOT for two units totaling 627 MW capacity (655 MW installed nameplate capacity). Upon expiration of the RMR agreements in December 2010, EFCH retired the unit discussed above and mothballed the other unit.

As of December 31, 2010, TCEH’s operational fleet of natural gas-fueled generation facilities, which are generally used as peaking resources, consists of 14 units totaling 2,187 MW installed nameplate capacity, excluding eight units operated for unaffiliated parties and four mothballed units.

Global Climate Change and Other Environmental Matters — See Items 1 and 2, “Business and Properties – Environmental Regulations and Related Considerations” for discussion of global climate change and various other environmental matters and their effects on the company.

KEY RISKS AND CHALLENGES

Following is a discussion of key risks and challenges facing management and the initiatives currently underway to manage such challenges. These matters involve risks that could have a material adverse effect on EFCH’s results of operations, liquidity or financial condition.

Substantial Leverage, Uncertain Financial Markets and Liquidity Risk

EFCH’s substantial leverage, resulting in large part from debt incurred to finance the Merger, requires significant cash flows to be dedicated to interest and principal payments and could adversely affect EFCH’s ability to raise additional capital to fund operations, limits EFCH’s ability to react to changes in the economy, its industry or its business, and exposes EFCH to interest rate risk to the extent not hedged. Principal amounts of short-term borrowings and long-term debt, including amounts due currently, totaled $31.5 billion as of December 31, 2010. Taking into consideration interest-rate swap transactions, as of December 31, 2010 approximately 85% of EFCH’s total long-term debt portfolio is subject to fixed interest rates, at a weighted average interest rate of 9.0%. Interest payments on long-term debt in 2011 (including amounts related to EFH Corp. pushed down debt) are expected to total approximately $2.2 billion, and principal payments on long-term debt are expected to total $644 million.

While EFCH believes its cash on hand and cash flow from operations combined with availability under existing credit facilities provide sufficient liquidity to fund current and projected expenses and capital requirements for 2011 (see “Financial Condition — Liquidity and Capital Resources” section below), there can be no assurance that counterparties to its credit facility and hedging arrangements will perform as expected and meet their obligations to EFCH. Failure of such counterparties to meet their obligations or substantial changes in financial markets, the economy, regulatory requirements, EFCH’s industry or EFCH’s operations could result in constraints in its liquidity. While traditional counterparties with physical assets to hedge, as well as financial institutions and other parties, continue to participate in the markets, as a result of the financial crisis that arose in 2008, there has been a reduction of available counterparties for EFCH’s hedging and trading activities, particularly for longer-dated transactions, which could impact EFCH’s ability to hedge its commodity price and interest rate exposure to desired levels at reasonable costs. See discussion of credit risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” discussion of available liquidity and liquidity effects of the long-term hedging program in “Financial Condition — Liquidity and Capital Resources” and discussion of potential impact of legislative rulemakings on the OTC derivatives market in “Significant Activities and Events — Financial Services Reform Legislation.”

In addition, as discussed above under “Significant Activities and Events — Natural Gas Prices and Long-Term Hedging Program,” a continuation or worsening of low forward natural gas prices (and the related low wholesale electricity prices in ERCOT) could also limit EFCH’s ability to hedge its wholesale electricity revenues at sufficient price levels to support its interest payments and debt maturities, result in further declines in the value of EFCH’s baseload generation assets and adversely impact EFCH’s efforts to refinance its substantial debt as discussed immediately below.

The TCEH Revolving Credit Facility matures in October 2013, and a substantial amount of EFCH’s long-term debt matures in the period from 2014 through 2017. EFCH is focused on improving the balance sheet and expects to opportunistically look for ways to reduce the amount and extend the maturity of its outstanding debt. Progress to date on this initiative includes the debt exchanges, issuances and repurchases completed in 2010 and 2009 by TCEH, EFH Corp. and EFIH and the August 2009 amendment to the Credit Agreement governing the TCEH Senior Secured Facilities that provided additional flexibility in restructuring debt obligations. See Note 8 to Financial Statements for additional discussion of these transactions.

In addition, because its operations are capital intensive, EFCH expects to rely over the long-term upon access to financial markets as a significant source of liquidity for capital requirements not satisfied by cash-on-hand, operating cash flows or its available credit facilities. EFCH’s ability to economically access the capital or credit markets could be restricted at a time when EFCH would like, or need, to access those markets. Lack of such access could have an impact on EFCH’s flexibility to react to changing economic and business conditions.

Natural Gas Price and Market Heat-Rate Exposure

Wholesale electricity prices in the ERCOT market generally move with the price of natural gas because marginal demand for electricity supply is generally met with natural gas-fueled generation facilities. Historically the price of natural gas has fluctuated due to changes in industrial demand, supply availability, weather effects and other economic and market factors and such prices have been very volatile in recent years. Since 2005, forward natural gas prices ranged from above $13 per MMBtu to below $4 per MMBtu. More recent declines in forward natural gas prices reflect discovery and increased drilling of shale gas deposits combined with lingering demand weakness associated with the economic recession. The wholesale market price of electricity divided by the market price of natural gas represents the market heat rate. Market heat rate movements also affect wholesale electricity prices. Market heat rate can be affected by a number of factors including the efficiency of the marginal supplier (generally natural gas-fueled generation facilities) in generating electricity.

In contrast to EFCH’s natural gas-fueled generation facilities, changes in natural gas prices have no significant effect on the cost of generating electricity from EFCH’s nuclear and lignite/coal-fueled facilities. All other factors being equal, these baseload generation assets, which provided the substantial majority of supply volumes in 2010, increase or decrease in value as natural gas prices and market heat rates rise or fall, respectively, because of the effect on wholesale electricity prices in ERCOT.

With the exposure to variability of natural gas prices, retail sales price management and hedging activities are critical to the profitability of the business and maintaining consistent cash flow levels.

EFCH’s approach to managing electricity price risk focuses on the following:

•	employing disciplined hedging and risk management strategies through physical and financial energy-related (electricity and natural gas) contracts intended to partially hedge gross margins;

•	continuing focus on cost management to better withstand gross margin volatility;

•	following a retail pricing strategy that appropriately reflects the magnitude and costs of commodity price and liquidity risk, and

•	improving retail customer service to attract and retain high-value customers.

As discussed above in “Significant Activities and Events,” EFCH has implemented a long-term hedging program to mitigate the risk of lower wholesale electricity prices due to declines in natural gas prices.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH’s unhedged position and forward prices as of December 31, 2010, which for natural gas reflects estimates of electricity generation less amounts hedged through the long-term natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling twelve-month basis, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2011(a)		2012		2013		2014
$1.00/MMBtu change in gas price (b)	$	~5	$	~80	$	~305	$	~490
0.1/MMBtu/MWh change in market heat rate (c)	$	~4	$	~32	$	~44	$	~46
$1.00/gallon change in diesel fuel price		$—	$	~1	$	~48	$	~40

(a)	Balance of 2011 is from February 1, 2011 through December 31, 2011.
(b)	Assumes conversion of electricity positions based on an approximate 8.0 market heat rate with natural gas being on the margin 75% to 90% of the time (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated).
(c)	Based on Houston Ship Channel natural gas prices as of December 31, 2010.

EFCH’s market heat rate exposure is impacted by changes in the mix of generation assets resulting from generation capacity changes such as additions and retirements of generation facilities. Increased wind generation capacity could result in lower market heat rates. EFCH expects that decreases in market heat rates would decrease the value of its generation assets because lower market heat rates generally result in lower wholesale electricity prices, and vice versa. EFCH mitigates market heat rate risk through retail and wholesale electricity sales contracts and shorter-term market heat rate hedging transactions. EFCH evaluates opportunities to mitigate market heat rate risk over extended periods through longer-term electricity sales contracts where practical considering pricing, credit, liquidity and related factors.

On an ongoing basis, EFCH will continue monitoring its overall commodity risks and seek to balance its portfolio based on EFCH’s desired level of exposure to natural gas prices and market heat rates and potential changes to its operational forecasts of overall generation and consumption (which is also subject to volatility resulting from customer churn, weather, economic and other factors) in its native and growth business. Portfolio balancing may include the execution of incremental transactions, including heat rate hedges, the unwinding of existing transactions and the substitution of natural gas hedges with commitments for the sale of electricity at fixed prices. As a result, commodity price exposures and their effect on earnings could materially change from time to time.

Competitive Retail Markets and Customer Retention

Competitive retail activity in Texas has resulted in retail customer churn. EFCH’s total retail customer counts rose 2% in 2008 but declined 3% in 2009 and 6% in 2010. Based upon 2010 results discussed below in “Results of Operations”, a 1% decline in residential customers would result in a decline in annual revenues of approximately $40 million. In responding to the competitive landscape in the ERCOT marketplace, EFCH is focusing on the following key initiatives:

•	Maintaining competitive pricing initiatives as evidenced by price reductions on most residential service plans;

•

Profitably growing the retail customer base by actively competing for new and existing customers in areas in Texas open to competition. The customer retention strategy remains focused on continuing to implement initiatives to deliver world-class customer service and improve the overall customer experience;

•

Establishing TXU Energy as the most innovative retailer in the Texas market by continuing to develop tailored product offerings to meet customer needs. TXU Energy plans to invest $100 million over the five-year period beginning in 2008 (including $39 million invested through 2010) in retail initiatives aimed at helping consumers conserve energy and other demand-side management initiatives that are intended to moderate consumption and reduce peak demand for electricity, and

•

Focusing business market initiatives largely on programs targeted to retain the existing highest-value customers and to recapture customers who have switched REPs. Initiatives include maintaining and continuously refining a disciplined contracting and pricing approach and economic segmentation of the business market to enhance targeted sales and marketing efforts and to more effectively deploy the direct-sales force. Tactical programs put into place include improved customer service, aided by a new customer management system implemented in 2009, new product price/service offerings and a multichannel approach for the small business market.

Volatile Energy Prices and Regulatory Risk

Natural gas prices rose to unprecedented levels in the latter part of 2005, reflecting a world-wide increase in energy prices compounded by hurricane-related infrastructure damage. The related rise in electricity prices elevated public awareness of energy costs and dampened customer demand. Natural gas prices remain subject to events that create price volatility, and while not reaching 2005 levels, forward natural gas prices rose substantially in 2007 and part of 2008 before falling in the second half of 2008 through most of 2010. Sustained high energy prices and/or ongoing price volatility also creates a risk for regulatory and/or legislative intervention with the mechanisms that govern the competitive wholesale and retail markets in ERCOT. EFCH believes that competitive markets result in a broad range of innovative pricing and service alternatives to consumers and ultimately the most efficient use of resources and that regulatory entities should continue to take actions that encourage competition in the industry. Regulatory and/or legislative intervention could materially affect the competitive electricity industry in ERCOT, including disrupting the relationship between natural gas prices and electricity prices, which could materially impact the results of EFCH’s long-term hedging program. (Also see “Regulatory Matters — Sunset Review.”) EFCH continues to closely monitor any potential legislative and regulatory changes and work with legislators and regulators, providing them information on the market and related matters.

Financial Services Reform Legislation

In July 2010, financial reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act) was enacted. The primary purposes of the Financial Reform Act are, among other things, to address systemic risk in the financial system; to establish a Bureau of Consumer Financial Protection with broad powers to enforce consumer protection laws and promulgate rules against unfair, deceptive or abusive practices; to enhance regulation of the derivatives markets, including the requirement for central clearing of over-the-counter derivative instruments and additional capital and margin requirements for certain derivative market participants; and to implement a number of new corporate governance requirements for companies with listed or, in some cases, publicly-traded securities. While the legislation is broad and detailed, substantial portions of the legislation are currently under rulemakings by federal governmental agencies to implement the standards set out in the legislation and adopt new standards. As a result, the full scope and effect of the legislation will likely not be known for several years.

Title VII of the Financial Reform Act provides for the regulation of the over-the-counter (OTC) derivatives market. The Financial Reform Act generally requires OTC derivatives (including the types of asset-backed OTC derivatives that EFCH uses to hedge risks associated with commodity and interest rate exposure) to be cleared by a derivatives clearing organization. However, entities are exempt from these clearing requirements if they (i) are not “Swap Dealers” or “Major Swap Participants” as will be defined in the rulemakings and (ii) use the swaps to hedge or mitigate commercial risk. The proposed definition of Swap Dealer is broad and will, as drafted, include many end users. EFCH is evaluating whether or not the type of asset-backed OTC derivatives that it uses to hedge commodity and interest rate risk is exempt from the clearing requirements. Existing swaps are grandfathered from the clearing requirements. The legislation mandates significant reporting and compliance requirements for any entity that is determined to be a Swap Dealer or Major Swap Participant.

The Financial Reform Act also requires the posting of cash collateral for uncleared swaps. Because these cash collateral requirements are unclear as to whether an end-user or its counterparty (e.g., swap dealer) is required to post cash collateral, there is a risk that the cash collateral requirement could be used to effectively negate the end-user clearing exemption. However, the legislative history of the Financial Reform Act suggests that it was not Congress’ intent to require end-users to post cash collateral with respect to swaps. If EFCH were required to post cash collateral on its swap transactions with swap dealers, its liquidity would likely be materially impacted, and EFCH’s ability to enter into OTC derivatives to hedge its commodity and interest rate risks would be significantly limited.

EFCH cannot predict the outcome of the rulemakings to implement the OTC derivative market provisions of the Financial Reform Act. These rulemakings could negatively affect EFCH’s ability to hedge its commodity and interest rate risks. Accordingly, EFCH continues to closely monitor the rulemakings and any other potential legislative and regulatory changes and work with regulators and legislators, providing them information on EFCH’s operations, the types of transactions in which EFCH engages, EFCH’s concerns regarding potential regulatory impacts, market characteristics and related matters.

New and Changing Environmental Regulations

EFCH is subject to various environmental laws and regulations related to SO2, NOx and mercury as well as other emissions that impact air and water quality. EFCH believes it is in compliance with all current laws and regulations, but regulatory authorities continue to evaluate existing requirements and consider proposals for changes. If EFCH makes any major modifications to its power generation facilities, it may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the Clean Air Act. Any such modifications would likely result in substantial additional capital expenditures. (See Note 9 to Financial Statements for discussion of “Litigation Related to Generation Facilities,” “Regulatory Reviews” and “Environmental Contingencies.”)

EFCH also continues to closely monitor any potential legislative, regulatory and judicial changes pertaining to global climate change. In view of the fact that a substantial portion of EFCH’s generation portfolio consists of lignite/coal-fueled generation facilities, its results of operations, liquidity or financial condition could be materially adversely affected by the enactment of any legislation, regulation or judicial action that mandates a reduction in GHG emissions or that imposes financial penalties, costs or taxes on entities that produce GHG emissions, or that establishes federal renewable energy portfolio standards. For example, federal, state or regional legislation or regulation addressing global climate change could result in EFCH either incurring increased material costs to reduce its GHG emissions or to procure emission allowances or credits to comply with a mandatory cap-and-trade emissions reduction program. See further discussion under Items 1 and 2, “Business and Properties — Environmental Regulations and Related Considerations.”

Exposures Related to Nuclear Asset Outages

EFCH’s nuclear assets are comprised of two generation units at Comanche Peak, each with an installed nameplate capacity of 1,150 MW. The Comanche Peak plant represents approximately 15% of EFCH’s total generation capacity. The nuclear generation units represent EFCH’s lowest marginal cost source of electricity. Assuming both nuclear generation units experienced an outage, the unfavorable impact to pretax earnings is estimated (based upon market prices as of December 31, 2010) to be approximately $2 million per day before consideration of any insurance proceeds. Also see discussion of nuclear facilities insurance in Note 9 to Financial Statements.

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

EFCH participates in industry groups and with regulators to remain current on the latest developments in nuclear safety, operation and maintenance and on emerging threats and mitigating techniques. These groups include, but are not limited to, the NRC and the Institute of Nuclear Power Operations (INPO), EFCH also applies the knowledge gained by continuing to invest in technology, processes and services to improve its operations and detect, mitigate and protect its nuclear generation assets. The Comanche Peak plant has not experienced an extended unplanned outage, and management continues to focus on the safe, reliable and efficient operations at the plant.

Cyber Security and Infrastructure Protection Risk

A breach of cyber/data security measures that impairs EFCH’s information technology infrastructure could disrupt normal business operations and affect its ability to control its generation assets, access retail customer information and limit communication with third parties. Any loss of confidential or proprietary data through a breach could materially and adversely affect EFCH’s reputation, expose the company to legal claims or impair its ability to execute on business strategies.

EFCH participates in industry groups and with regulators to remain current on emerging threats and mitigating techniques. These groups include, but are not limited to: the US Cyber Emergency Response Team, the National Electric Sector Cyber Security Organization, the NRC and NERC. EFCH also applies the knowledge gained by continuing to invest in technology, processes and services to detect, mitigate and protect its cyber assets. These investments include upgrades to network architecture, regular intrusion detection monitoring and compliance with emerging industry regulation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

EFCH’s significant accounting policies are discussed in Note 1 to Financial Statements. EFCH follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of EFCH’s consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. The following is a summary of certain critical accounting policies that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Purchase Accounting

In 2007, the Merger was accounted for under purchase accounting, whereby the purchase price of the transaction was allocated to EFCH’s identifiable assets acquired and liabilities assumed based upon their fair values. The estimates of the fair values recorded were determined based on the principles in accounting standards related to the determination of fair value (see Note 11 to Financial Statements) and reflect significant assumptions and judgments. Material valuation inputs for long-lived assets and liabilities included forward electricity and natural gas price curves and market heat rates, discount rates, nonperformance risk adjustments related to liabilities, retail customer attrition rates, generation plant operating and construction costs and asset lives. The valuations reflected considerations unique to the competitive wholesale power market in ERCOT as well as EFCH’s assets. For example, the valuation of the baseload generation facilities considered EFCH’s lignite fuel reserves and mining capabilities.

The results of the purchase price allocation included an increase in the total carrying value of EFCH’s baseload generation plants and the recording of intangible assets related to the retail customer base, the TXU Energy trade name and emission credits. Further, commodity and other contracts not already subject to fair value accounting were valued, and amounts representing favorable or unfavorable contracts (versus market conditions as of the date of the Merger) were recorded as intangible assets or liabilities, respectively. Management believes all material intangible assets were identified. See Note 2 to Financial Statements for details of the intangible assets recorded.

The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The goodwill amount recorded upon finalization of purchase accounting totaled $18.3 billion. Purchase accounting impacts, including goodwill recognition, have been “pushed down”, resulting in the assets and liabilities of EFCH being recorded at their fair values as of October 10, 2007. The assignment of purchase price was based on the relative estimated enterprise value of EFCH’s operations as of the date of the Merger. In accordance with accounting guidance related to goodwill and other intangible assets, goodwill is not amortized to net income, but is required to be tested for impairment at least annually. Management believes the drivers of the goodwill amount recorded by EFCH included the incremental value of the future cash flow potential of the baseload generation facilities, including facilities under construction, over the values assigned to those assets under purchase accounting rules, considering the market-pricing mechanisms and growth potential in the ERCOT market, as well as the value derived from the scale of the retail business. Also see discussion below under “Impairment of Assets.”

In the third quarter 2010, EFCH recorded a goodwill impairment charge totaling $4.1 billion. In the first quarter 2009 and fourth quarter 2008, EFCH recorded goodwill impairment charges totaling $8.070 billion. The $70 million charge in the first quarter 2009 resulted from the completion of the previously estimated fair value calculations supporting the initial $8.0 billion goodwill impairment charge that was recorded in the fourth quarter 2008. See discussion immediately below under “Impairment of Goodwill and Other Long-Lived Assets.”

Push Down of Merger-Related Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing as of the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in the financial statements of EFCH. The amount reflected on EFCH’s balance sheet represents 50% of the EFH Corp. Merger-related debt it has guaranteed. This percentage reflects the fact that as of the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the notes is the responsibility of EFH Corp., EFCH records the settlement of such amounts as noncash capital contributions from EFH Corp. See Note 8 to Financial Statements.

Impairment of Goodwill and Other Long-Lived Assets

EFCH evaluates long-lived assets (including intangible assets with finite lives) for impairment, in accordance with accounting standards related to impairment or disposal of long-lived assets, whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. One of those indications is a current expectation that “more likely than not” a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life (as was the case for the natural gas-fueled generation assets in 2008 discussed below). For EFCH’s baseload generation assets, another possible indication would be an expected long-term decline in natural gas prices and/or market heat rates. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of EFCH’s property, plant and equipment, which includes a fleet of generation assets with a diverse fuel mix and individual plants that have varying production or output rates, requires the use of significant judgments in determining the existence of impairment indications and the grouping of assets for impairment testing.

Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually (EFCH has selected December 1) or whenever events or changes in circumstances indicate an impairment may exist, such as the possible impairments to long-lived assets discussed above. As required by accounting guidance related to goodwill and other intangible assets, EFCH has allocated goodwill to its reporting unit, which essentially consists of TCEH and goodwill impairment testing is performed at the reporting unit level. Under this goodwill impairment analysis, if at the assessment date, a reporting unit’s carrying value exceeds its estimated fair value (enterprise value), the estimated enterprise value of the reporting unit is compared to the estimated fair values of the reporting unit’s operating assets (including identifiable intangible assets) and liabilities at the assessment date, and the resultant implied goodwill amount is then compared to the recorded goodwill amount. Any excess of the recorded goodwill amount over the implied goodwill amount is written off as an impairment charge.

The determination of enterprise value involves a number of assumptions and estimates. EFCH uses a combination of three fair value inputs to estimate enterprise values of its reporting unit: internal discounted cash flow analyses (income approach), comparable company values and any recent pending and/or completed relevant transactions. The income approach involves estimates of future performance that reflect assumptions regarding, among other things, forward natural gas and electricity prices, market heat rates, generation plant performance and retail sales volume trends. Another key variable in the income approach is the discount rate, or weighted average cost of capital. The determination of the discount rate takes into consideration the capital structure, debt ratings and current debt yields of comparable companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry. Enterprise value estimates based on comparable company values involve using trading multiples of EBITDA of those selected companies to derive appropriate multiples to apply to the EBITDA of the reporting units. This approach requires an estimate, using historical acquisition data, of an appropriate control premium to apply to the reporting unit values calculated from such multiples. Critical judgments include the selection of comparable companies and the weighting of the three value inputs in developing the best estimate of enterprise value.

The 2010 annual impairment testing performed as of December 1, 2010 for goodwill and intangible assets with indefinite useful lives in accordance with accounting guidance resulted in no impairment. The goodwill testing determined that the carrying value of EFCH exceeded its estimated fair value (enterprise value), so the estimated enterprise value of EFCH was compared to the estimated fair values of its operating assets and liabilities. This additional testing indicated that the recorded goodwill amount did not exceed the estimated implied goodwill amount, and thus no additional goodwill impairment was indicated beyond the charge recorded in the third quarter 2010 as discussed immediately below. Key variables in the tests included forward natural gas prices, electricity prices, market heat rates and discount rates, assumptions regarding each of which could have a significant effect on valuations. Because of the volatility of these factors, EFCH cannot predict the likelihood of any future impairment.

See Note 2 to Financial Statements for a discussion of the goodwill impairment charges of $4.1 billion recorded in 2010 and $8.070 billion recorded largely in 2008. The total $12.170 billion of impairment charges represented almost 67% of EFCH’s goodwill balance resulting from purchase accounting for the Merger and reflected a decline of approximately 35% in the estimated enterprise value of TCEH as of December 1, 2010 from the indicated value at the October 2007 Merger date. The impairment in 2010 reflected the estimated effect of lower wholesale power prices on the enterprise value of EFCH, driven by the sustained decline in forward natural gas prices. The impairment in 2008 primarily arose from the dislocation in the capital markets that increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of declines in market values of debt and equity securities of comparable companies in the second half of 2008. Also see Note 2 to Financial Statements for discussion of the impairment charge of $481 million ($310 million after-tax) related to the trade name intangible asset recorded in the fourth quarter 2008. The estimated fair value of this intangible asset is based on an assumed royalty methodology. Impairment charges totaling $501 million in 2008 related to environmental allowances and credits are also discussed in Note 2 to Financial Statements.

In 2008, EFCH recorded an impairment charge of $229 million ($147 million after-tax) related to its natural gas-fueled generation facilities. The natural gas-fueled generation units are generally operated to meet peak demands for electricity, and the facilities were tested for impairment as an asset group. See Note 3 to Financial Statements for a discussion of the impairment. The estimated impairment was based on numerous judgments including forecasted production, forward prices of natural gas and electricity, overall generation availability in ERCOT and ERCOT grid congestion. See “Business — Significant Activities and Events” for discussion of natural gas-fueled units mothballed (idled) or retired in 2009 consistent with the factors that resulted in the impairment.

Derivative Instruments and Mark-to-Market Accounting

EFCH enters into contracts for the purchase and sale of energy-related commodities, and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. Under accounting standards related to derivative instruments and hedging activities, these instruments are subject to mark-to-market accounting, and the determination of market values for these instruments is based on numerous assumptions and estimation techniques.

Mark-to-market accounting recognizes changes in the fair value of derivative instruments in the financial statements as market prices change. Such changes in fair value are accounted for as unrealized mark-to-market gains and losses in net income with an offset to derivative assets and liabilities. The availability of quoted market prices in energy markets is dependent on the type of commodity (e.g., natural gas, electricity, etc.), time period specified and delivery point. In computing fair value for derivatives, each forward pricing curve is separated into liquid and illiquid periods. The liquid period varies by delivery point and commodity. Generally, the liquid period is supported by exchange markets, broker quotes and frequent trading activity. For illiquid periods, fair value is estimated based on forward price curves developed using modeling techniques that take into account available market information and other inputs that might not be readily observable in the market. EFCH estimates fair value as described in Note 11 to Financial Statements and discussed under “Fair Value Measurements” below.

Accounting standards related to derivative instruments and hedging activities allow for “normal” purchase or sale elections and hedge accounting designations at the inception of the contract, which generally eliminate or defer the requirement for mark-to-market recognition in net income and thus reduce the volatility of net income that can result from fluctuations in fair values. “Normal” purchases and sales are contracts that provide for physical delivery of quantities expected to be used or sold over a reasonable period in the normal course of business and are not subject to mark-to-market accounting if the election as normal is made. Hedge accounting designations are made with the intent to match the accounting recognition of the contract’s financial performance to that of the transaction the contract is intended to hedge.

Under hedge accounting, changes in fair value of instruments designated as cash flow hedges are recorded in other comprehensive income with an offset to derivative assets and liabilities to the extent the change in value is effective; that is, it mirrors the offsetting change in fair value of the forecasted hedged transaction. Changes in value that represent ineffectiveness of the hedge are recognized in net income immediately, and the effective portion of changes in fair value initially recorded in other comprehensive income are recognized in net income in the period that the hedged transactions are recognized. Although as of December 31, 2010, EFCH does not have any derivatives designated as cash flow or fair value hedges, EFCH continually assesses potential hedge elections and could designate positions as cash flow hedges in the future. In March 2007, the instruments making up a significant portion of the long-term hedging program that were previously designated as cash flow hedges were dedesignated as allowed under accounting standards related to derivative instruments and hedging activities, and subsequent changes in their fair value are being marked-to-market in net income. In addition, in August 2008, interest rate swap transactions in effect at that time were dedesignated as cash flow hedges in accordance with accounting standards, and subsequent changes in their fair value are being marked-to-market in net income. See further discussion of the long-term hedging program and interest rate swap transactions under “Business — Significant Activities and Events.”

The following tables provide the effects on both net income and other comprehensive income of mark-to-market accounting for those derivative instruments that EFCH has determined to be subject to fair value measurement under accounting standards related to derivative instruments and hedging activities.

	Year Ended December 31,
	2010	2009	2008
Amounts recognized in net income (loss) (after-tax):
Unrealized net gains on positions marked-to-market in net income (a)	$1,257	$1,573	$517
Unrealized net (gains) losses representing reversals of previously recognized fair values of positions settled in the period (a)	(607)	(333)	25
Unrealized ineffectiveness net losses on positions accounted for as cash flow hedges	—	—	(3)
Reversals of previously recognized unrealized net losses related to cash flow hedge positions settled in the period	1	1	—

Total	$651	$1,241	$539

Amounts recognized in other comprehensive income (after-tax):
Net losses in fair value of positions accounted for as cash flow hedges	$—	$(20)	$(181)
Net losses on cash flow hedge positions recognized in net income to offset hedged transactions	59	129	122

Total	$59	$109	$(59)

(a)	Amounts for 2010, 2009 and 2008 include $785 million, $788 million and $1.503 billion in net after-tax gains related to commodity positions, respectively, and $135 million in net after-tax losses, $452 million in net after-tax gains and $960 million in net after-tax losses related to interest rate swaps, respectively.

The effect of mark-to-market and hedge accounting for derivatives on the balance sheet is as follows:

	December 31, 2010	December 31, 2009
Commodity contract assets	$4,705	$3,860
Commodity contract liabilities	$(1,608)	$(2,146)
Interest rate swap assets	$6	$12
Interest rate swap liabilities	$(1,425)	$(1,224)

Net accumulated other comprehensive loss included in shareholders’ equity (amounts after-tax)	$(68)	$(127)

EFCH reports derivative assets and liabilities in the balance sheet without taking into consideration netting arrangements it has with counterparties. Margin deposits that contractually offset these assets and liabilities are reported separately in the balance sheet. See Note 11 to Financial Statements.

Fair Value Measurements

EFCH determines value under the fair value hierarchy established in accounting standards. EFCH utilizes several valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those items that are measured on a recurring basis. These techniques include, but are not limited to, the use of broker quotes and statistical relationships between different price curves and are intended to maximize the use of observable inputs and minimize the use of unobservable inputs. In applying the market approach, EFCH uses a mid-market valuation convention (the mid-point between bid and ask prices) as a practical expedient.

Under the fair value hierarchy, Level 1 and Level 2 valuations generally apply to EFCH’s commodity-related contracts for natural gas and electricity derivative instruments entered into for hedging purposes, securities associated with the nuclear decommissioning trust, and interest rate swaps intended to fix and/or lower interest payments on long-term debt. Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. Level 2 valuations are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. Level 2 inputs include:

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

Examples of Level 2 valuation inputs utilized include over-the-counter broker quotes and quoted prices for similar assets or liabilities that are corroborated by correlation or through statistical relationships between different price curves. For example, certain physical power derivatives are executed for a particular location at specific time periods that might not have active markets; however, an active market might exist for such derivatives for a different time period at the same location. EFCH utilizes correlation techniques to compare prices for inputs at both time periods to provide a basis to value the non-active derivative. (See Note 11 to Financial Statements for additional discussion of how broker quotes are utilized.)

Level 3 valuations generally apply to EFCH’s more complex long-term power purchases and sales agreements, including longer-term wind and other power purchase and sales contracts and certain natural gas positions (collars) in the long-term hedging program. Level 3 valuations use largely unobservable inputs, with little or no supporting market activity, and assets and liabilities are classified as Level 3 if such inputs are significant to the fair value determination. EFCH uses the most meaningful information available from the market, combined with its own internally developed valuation methodologies, to develop its best estimate of fair value. The determination of fair value for Level 3 assets and liabilities requires significant management judgment and estimation.

Valuations of Level 3 assets and liabilities are sensitive to the assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of EFCH’s valuation date. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. An illiquid market is one in which little or no observable activity has occurred or one that lacks willing buyers. Valuation risk is mitigated through the performance of stress testing of the significant inputs to understand the impact that varying assumptions may have on the valuation and other review processes performed to ensure appropriate valuation.

As part of EFCH’s valuation of assets subject to fair value accounting, counterparty credit risk is taken into consideration by measuring the extent of netting arrangements in place with the counterparty along with credit enhancements and the estimated credit rating of the counterparty. EFCH’s valuation of liabilities subject to fair value accounting takes into consideration the market’s view of EFCH’s credit risk along with the existence of netting arrangements in place with the counterparty and credit enhancements posted by EFCH. EFCH considers the credit risk adjustment to be a Level 3 input since judgment is used to assign credit ratings, recovery rate factors and default rate factors.

Level 3 assets totaled $401 million and $350 million as of December 31, 2010 and 2009, respectively, and represented approximately 8% of the assets measured at fair value in both years, or approximately 1% and less than 1% of total assets, respectively. Level 3 liabilities totaled $59 million and $269 million as of December 31, 2010 and 2009, respectively, and represented approximately 2% and 8%, respectively, of the liabilities measured at fair value, or less than 1% of total liabilities.

Valuations of several of EFCH’s Level 3 assets and liabilities are sensitive to changes in discount rates, option-pricing model inputs such as volatility factors and credit risk adjustments. As of December 31, 2010, a $5.00 per MWh change in electricity price assumptions across unobservable inputs would cause an approximate $5 million change in net Level 3 assets. A 10% change in coal price assumptions across unobservable inputs would cause an approximate $1 million change in net Level 3 assets. See Note 11 to Financial Statements for additional information about fair value measurements, including a table presenting the changes in Level 3 assets and liabilities for the twelve months ended December 31, 2010, 2009 and 2008.

Variable Interest Entities

A variable interest entity (VIE) is an entity with which EFCH has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to EFCH. Determining whether or not to consolidate a VIE requires interpretation of accounting rules and their application to existing business relationships and underlying agreements. Amended accounting rules related to VIEs became effective January 1, 2010. In determining the appropriateness of consolidation of a VIE, EFCH evaluates its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. EFCH also examines the nature of any related party relationships among the interest holders of the VIE and the rights granted to the interest holders of the VIE to determine whether EFCH has the right or obligation to absorb profit and loss from the VIE and the power to direct the significant activities of the VIE. See Note 18 to Financial Statements for information regarding EFCH’s consolidated variable interest entities.

Revenue Recognition

EFCH’s revenue includes an estimate for unbilled revenue that represents estimated daily kWh consumption after the meter read date to the end of the period multiplied by the applicable billing rates. Estimated daily kWh usage is derived using historical kWh usage information adjusted for weather and other measurable factors affecting consumption. Calculations of unbilled revenues during certain interim periods are generally subject to more estimation variability because of seasonal changes in demand. Accrued unbilled revenues totaled $297 million, $468 million and $427 million as of December 31, 2010, 2009 and 2008, respectively.

Accounting for Contingencies

EFCH’s financial results may be affected by judgments and estimates related to loss contingencies. A significant contingency that EFCH accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions, effects of hurricanes and other natural disasters and customers’ behaviors. Changes in customer count and mix due to competitive activity and seasonal variations in amounts billed add to the complexity of the estimation process. Historical results alone are not always indicative of future results, causing management to consider potential changes in customer behavior and make judgments about the collectability of accounts receivable. Bad debt expense, the substantial majority of which relates to EFCH’s retail operations, totaled $108 million, $116 million and $81 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Litigation contingencies also may require significant judgment in estimating amounts to accrue. EFCH accrues liabilities for litigation contingencies when such liabilities are considered probable of occurring and the amount is reasonably estimable. No significant amounts have been accrued for such contingencies during the three-year period ended December 31, 2010. See Item 3, “Legal Proceedings” for discussion of major litigation.

Accounting for Income Taxes

EFCH’s income tax expense and related balance sheet amounts involve significant management estimates and judgments. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, EFCH’s forecasted financial condition and results of operations in future periods, as well as final review of filed tax returns by taxing authorities. EFH Corp.’s income tax returns are regularly subject to examination by applicable tax authorities. In management’s opinion, the liability recorded pursuant to income tax accounting guidance related to uncertain tax positions reflects future taxes that may be owed as a result of any examination. See Notes 1, 4 and 5 to Financial Statements for discussion of income tax matters.

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

The estimated remaining lives range from 22 to 59 years for the lignite/coal- and nuclear-fueled generation units.

Finite-lived intangibles identified as a result of purchase accounting are amortized over their estimated useful lives based on the expected realization of economic effects. See Note 2 to Financial Statements for additional information.

Defined Benefit Pension Plans and OPEB Plans

Subsidiaries of EFCH are participating employers in the pension plan sponsored by EFH Corp. and offer pension benefits through either a traditional defined benefit formula or a cash balance formula to eligible employees. Subsidiaries of EFCH also participate in health care and life insurance benefit plans offered by EFH Corp. to eligible employees and their eligible dependents upon the retirement of such employees from EFCH. Reported costs of providing noncontributory defined pension benefits and OPEB are dependent upon numerous factors, assumptions and estimates.

PURA provides for the recovery by Oncor of pension and OPEB costs for all applicable former employees of the regulated predecessor integrated electric utility. These costs are associated with Oncor’s active and retired employees, as well as active and retired personnel engaged in TCEH’s activities, related to their service prior to the deregulation and disaggregation of EFH Corp.’s business effective January 1, 2002. Accordingly, Oncor and TCEH entered into an agreement whereby Oncor assumed responsibility for applicable pension and OPEB costs related to those personnel. Oncor is authorized to establish a regulatory asset or liability for the difference between the amounts of pension and OPEB costs reflected in Oncor’s approved (by the PUCT) billing rates and the actual amounts that would otherwise have been recorded as charges or credits to earnings. Accordingly, Oncor defers (principally as a regulatory asset or property) additional pension and OPEB costs consistent with PURA. Amounts deferred are ultimately subject to regulatory approval.

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

	Year Ended December 31,
	2010	2009	2008
Pension costs	$28	$13	$6
OPEB costs	11	9	8

Total benefit costs and net amounts recognized as expense	$39	$22	$14

Discount rate (a)	5.90%	6.90%	6.55%
Funding of pension and OPEB plans (b)	$1	$19	$1

(a)	Discount rate for OPEB was 6.85% in 2009.
(b)	The increase in 2009 reflects transfers of investments related to the salary deferral and supplemental retirement plans.

See Note 16 to Financial Statements regarding other disclosures related to pension and OPEB obligations.

RESULTS OF OPERATIONS

Effects of Change in Wholesale Electricity Market

As discussed above under “Significant Activities and Events,” the nodal wholesale market design implemented by ERCOT in December 2010 resulted in operational changes that facilitate hedging and trading of power. As part of ERCOT’s transition to a nodal wholesale market, volumes under nontrading bilateral purchase and sales contracts are no longer scheduled as physical power with ERCOT. As a result of these changes in market operations, reported wholesale revenues and purchased power costs in 2011 will be materially less than amounts reported in prior periods. Effective with the nodal market implementation, if volumes delivered to EFCH’s retail and wholesale customers are less than its generation volumes (as determined on a daily settlement basis), EFCH records additional wholesale revenues. Conversely, if volumes delivered to EFCH’s retail and wholesale customers exceed its generation volumes, EFCH records additional purchased power costs. The resulting additional wholesale revenues or purchased power costs are offset in net gain/(loss) from commodity hedging and trading activities.

Sales Volume and Customer Count Data

	Year Ended December 31,			2010 % Change	2009 % Change
	2010	2009	2008
Sales volumes:
Retail electricity sales volumes — (GWh):
Residential	28,208	28,046	28,135	0.6	(0.3)
Small business (a)	8,042	7,962	7,363	1.0	8.1
Large business and other customers	15,339	14,573	13,945	5.3	4.5

Total retail electricity	51,589	50,581	49,443	2.0	2.3
Wholesale electricity sales volumes (b)	51,359	42,320	46,743	21.4	(9.5)

Total sales volumes	102,948	92,901	96,186	10.8	(3.4)

Average volume (kWh) per residential customer (c)	15,532	14,855	14,780	4.6	0.5

Weather (North Texas average) – percent of normal (d):
Cooling degree days	108.9%	98.1%	107.3%	11.0	(8.6)
Heating degree days	116.6%	105.8%	98.3%	10.2	7.6

Customer counts:
Retail electricity customers (end of period and in thousands) (e):
Residential	1,771	1,862	1,914	(4.9)	(2.7)
Small business (a)	217	262	275	(17.2)	(4.7)
Large business and other customers	20	23	25	(13.0)	(8.0)

Total retail electricity customers	2,008	2,147	2,214	(6.5)	(3.0)

(a)	Customers with demand of less than 1 MW annually.
(b)	Includes net amounts related to sales and purchases of balancing energy in the “real-time market.”
(c)	Calculated using average number of customers for the period.
(d)	Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over a 10-year period.
(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers. The year ended December 31, 2008 reflects reclassification of 18 thousand meters from residential to small business to conform to current presentation.

Revenue and Commodity Hedging and Trading Activities

	Year Ended December 31,			2010 % Change	2009 % Change
	2010	2009	2008
Operating revenues:
Retail electricity revenues:
Residential	$3,663	$3,806	$3,782	(3.8)	0.6
Small business (a)	1,052	1,164	1,099	(9.6)	5.9
Large business and other customers	1,211	1,261	1,447	(4.0)	(12.9)

Total retail electricity revenues	5,926	6,231	6,328	(4.9)	(1.5)
Wholesale electricity revenues (b) (c)	2,005	1,383	3,115	45.0	(55.6)
Amortization of intangibles (d)	16	5	(36)	—	—
Other operating revenues	288	292	380	(1.4)	(23.2)

Total operating revenues	$8,235	$7,911	$9,787	4.1	(19.2)

Net gain from commodity hedging and trading activities:
Unrealized net gains from changes in fair value	$2,162	$1,741	$2,290	24.2	(24.0)
Unrealized net losses representing reversals of previously recognized fair values of positions settled in the current period	(1,009)	(464)	(9)	—	—
Realized net gains (losses) on settled positions	1,008	459	(97)	—	—

Total gain	$2,161	$1,736	$2,184	24.5	(20.5)

(a)	Customers with demand of less than 1 MW annually.
(b)	Upon settlement of physical derivative power sales and purchase contracts that are marked-to-market in net income, wholesale electricity revenues and fuel and purchased power costs are reported at approximated market prices, as required by accounting rules, instead of the contract price. As a result, these line item amounts include a noncash component, which the company considers “unrealized.” (The offsetting differences between contract and market prices are reported in net gain from commodity hedging and trading activities.) These amounts are as follows:

	Year Ended December 31,
	2010	2009	2008
Reported in revenues	$(28)	$(166)	$42
Reported in fuel and purchased power costs	96	114	6

Net gain (loss)	$68	$(52)	$48

(c)	Includes net amounts related to sales and purchases of balancing energy in the “real-time market.”
(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Year Ended December 31,				2010 % Change	2009 % Change
	2010	2009		2008
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$159	$121	(e)	$95	31.4	27.4
Lignite/coal	910	670		640	35.8	4.7

Total baseload fuel	1,069	791		735	35.1	7.6
Natural gas fuel and purchased power (a)	1,502	1,224		2,881	22.7	(57.5)
Amortization of intangibles (b)	161	285	(e)	318	(43.5)	(10.4)
Other costs	187	202		351	(7.4)	(42.5)

Fuel and purchased power costs	2,919	2,502		4,285	16.7	(41.6)
Delivery fees	1,452	1,432		1,315	1.4	8.9

Total	$4,371	$3,934		$5,600	11.1	(29.8)

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear fuel	$7.89	$5.98	(e)	$4.92	31.9	21.5
Lignite/coal (c)	$19.19	$16.47		$15.80	16.5	4.2
Natural gas fuel and purchased power	$52.37	$44.36		$81.99	18.1	(45.9)
Delivery fees per MWh	$28.06	$28.09		$26.33	(0.1)	6.7

Production and purchased power volumes (GWh):
Nuclear	20,208	20,104		19,218	0.5	4.6
Lignite/coal	54,775	45,684		44,923	19.9	1.7

Total baseload generation	74,983	65,788		64,141	14.0	2.6
Natural gas-fueled generation	1,648	2,447		4,122	(32.7)	(40.6)
Purchased power (d)	26,317	24,666		27,923	6.7	(11.7)

Total energy supply volumes	102,948	92,901		96,186	10.8	(3.4)

Baseload capacity factors:
Nuclear	100.3%	100.0%		95.2%	0.3	5.0
Lignite/coal	82.2%	86.5%		87.6%	(5.0)	(1.3)
Total baseload	86.6%	90.3%		89.8%	(4.1)	0.6

(a)	See note (b) on previous page.
(b)	Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.
(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.
(d)	Includes amounts related to line loss and power imbalances.
(e)	Reflects reclassification to correct amortization.

Financial Results — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating revenues increased $324 million, or 4%, to $8.235 billion in 2010.

Wholesale electricity revenues increased $622 million, or 45%, to $2.005 billion in 2010. A 21% increase in wholesale electricity sales volumes, reflecting production from the new generation units and increased sales to third-party REPs, increased revenues by $332 million. An 8% increase in average wholesale electricity prices, reflecting higher natural gas prices at the time the underlying contracts were executed, increased revenues by $149 million. The balance of the revenue increase reflected lower unrealized losses in 2010 related to physical derivative commodity sales contracts as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

Retail electricity revenues decreased $305 million, or 5%, to $5.926 billion and reflected the following:

•

Lower average pricing decreased revenues by $429 million reflecting declines in both the business and residential markets. Lower average pricing is reflective of competitive activity in a lower wholesale power price environment and a change in business customer mix.

•

A 2% increase in sales volumes increased revenues by $124 million reflecting increases in both the business and residential markets. A 4% increase in business markets sales volumes reflected a change in customer mix resulting from contracts executed with new customers. Residential sales volumes increased 1% reflecting higher average consumption driven by colder winter weather and hotter summer weather, partially offset by a decline in residential customer counts.

Fuel, purchased power costs and delivery fees increased $437 million, or 11%, to $4.371 billion in 2010. Higher purchased power costs contributed $255 million to the increase and reflected increased planned generation unit outages and higher retail demand, as well as increased prices driven by the effect of higher natural gas prices at the time the underlying contracts were executed. Other factors contributing to the increase included $126 million in higher lignite/coal costs at existing plants, reflecting higher purchased coal transportation and commodity costs, $114 million in increased lignite fuel costs related to production from the new generation units, a $39 million increase in nuclear fuel expense reflecting increased uranium and conversion costs, a $23 million increase in natural gas and fuel oil costs driven by higher prices, $20 million in higher delivery fees, reflecting increased retail sales volumes and tariffs, and an $18 million decrease in unrealized gains related to physical derivative commodity purchase contracts. These increases were partially offset by $124 million in lower amortization of the intangible net asset values (including the stepped-up value of nuclear fuel) resulting from purchase accounting, which reflected expiration of commodity contracts and consumption of the nuclear fuel.

Overall baseload generation production increased 14% in 2010 driven by production from the new generation units. Nuclear production increased 1%, and existing lignite/coal-fueled generation decreased 2% driven by increased economic backdown.

Following is an analysis of amounts reported as net gain from commodity hedging and trading activities for the years ended December 31, 2010 and 2009, which totaled $2.161 billion and $1.736 billion, respectively:

Year Ended December 31, 2010 — Unrealized mark-to-market net gains totaling $1.153 billion included:

•

$1.157 billion in net gains related to hedge positions, which includes $2.133 billion in net gains from changes in fair value, driven by the impact of lower forward natural gas prices on the value of positions in the long-term hedging program, and $976 million in net losses that represent reversals of previously recorded net gains on positions settled in the period, and

•

$4 million in net losses related to trading positions, which includes $29 million in net gains from changes in fair value, and $33 million in net losses that represent reversals of previously recorded net gains on positions settled in the period.

Realized net gains totaling $1.008 billion included:

•	$961 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, and

•	$47 million in net gains related to trading positions.

Year Ended December 31, 2009 — Unrealized mark-to-market net gains totaling $1.277 billion included:

•

$1.260 billion in net gains related to hedge positions, which includes $1.719 billion in net gains from changes in fair value, driven by the impact of lower forward natural gas prices on the value of positions in the long-term hedging program, and $459 million in net losses that represent reversals of previously recorded net gains on positions settled in the period, and

•

$17 million in net gains related to trading positions, which includes $22 million in net gains from changes in fair value, and $5 million in net losses that represent reversals of previously recorded net gains on positions settled in the period.

Realized net gains totaling $459 million included:

•	$449 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, and

•	$10 million in net gains related to trading positions.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $68 million in net gains in 2010 and $52 million in net losses in 2009.

Operating costs increased $144 million, or 21%, to $837 million in 2010. The increase reflected $90 million in incremental expense related to the new generation units. The balance of the increase was driven by installation and maintenance of emissions control equipment at the existing lignite/coal-fueled generation facilities and higher maintenance costs at both the nuclear and existing lignite/coal-fueled facilities reflecting timing and scope of project work.

Depreciation and amortization increased $208 million, or 18%, to $1.380 billion in 2010. The increase reflected $162 million in incremental expense related to the new generation units and associated mining operations. The balance of the increase was driven by equipment additions.

SG&A expenses decreased $19 million, or 3%, to $722 million in 2010. The decrease reflected:

•	$31 million in lower transition costs associated with outsourced services and the retail customer information management system implemented in 2009;

•	$16 million in lower employee compensation-related expense in 2010;

•	$12 million of accounts receivable securitization program fees that are reported in 2010 as interest expense and related charges (see Note 7 to Financial Statements), and

•	$8 million in lower bad debt expense,

partially offset by $46 million of costs allocated from corporate in 2010, principally fees paid to the Sponsor Group.

See Note 2 to Financial Statements for discussion of the $4.1 billion impairment of goodwill recorded in 2010 and of the $70 million impairment of goodwill recorded in 2009 that resulted from the completion of fair value calculations supporting a goodwill impairment charge recorded in the fourth quarter of 2008.

Other income totaled $903 million in 2010 and $59 million in 2009. Other income in 2010 included debt extinguishment gains of $687 million, a $116 million gain on termination of a power sales contract, a $44 million gain on the sale of land and related water rights and a $37 million gain associated with the sale of interests in a natural gas gathering pipeline business. The 2009 amount included a $23 million reversal of a use tax accrual, an $11 million reversal of exit liabilities recorded in connection with the termination of outsourcing arrangements and $25 million in several individually immaterial items. Other deductions totaled $18 million in 2010 and $63 million in 2009. The 2010 amount included several individually immaterial items. The 2009 amount included $34 million in charges for the impairment of land expected to be sold, $7 million in severance charges and other individually immaterial miscellaneous expenses. See Note 6 to Financial Statements for additional details.

Interest income increased $28 million, or 45%, to $90 million in 2010 reflecting higher notes receivable balances from affiliates.

Interest expense and related charges increased by $946 million, or 45%, to $3.067 billion in 2010 reflecting a $207 million unrealized mark-to-market net loss related to interest rate swaps in 2010 compared to a $696 million net gain in 2009 and a $214 million decrease in capitalized interest due to completion of new generation facility construction activities, partially offset by a $96 million decrease in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges and $55 million in lower average borrowings.

Income tax expense totaled $318 million in 2010 compared to $351 million in 2009. Excluding the $4.1 billion and $70 million nondeductible goodwill impairment charges in 2010 and 2009, respectively, the effective tax rates were 35.8% and 37.5%, respectively. The decrease in the rate reflected lower interest accrued on uncertain tax positions in 2010.

Results decreased $4.045 billion in 2010 to a loss of $3.530 billion reflecting the $4.1 billion goodwill impairment charge and increased interest expense, partially offset by debt extinguishment gains and an increase in net gains from commodity hedging and trading activities.

Financial Results — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Operating revenues decreased $1.876 billion, or 19%, to $7.911 billion in 2009.

Wholesale electricity revenues decreased $1.732 billion, or 56%, to $1.383 billion in 2009 as compared to 2008. Volatility in wholesale revenues and purchased power costs reflects movements in natural gas prices, as lower natural gas prices in 2009 drove a 46% decline in average wholesale electricity sales prices. Reported wholesale revenues and purchased power costs also reflect changes in volumes of bilateral contracting activity entered into to mitigate the effects of demand volatility and congestion. Results in 2009 reflect lower demand volatility and a decline in congestion, which drove a 10% decline in wholesale sales volumes. Net purchases of balancing electricity from ERCOT totaling $80 million in 2009 and $214 million in 2008, which were previously disclosed separately, are now included within wholesale electricity revenues.

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

Following is an analysis of amounts reported as net gain from commodity hedging and trading activities for the years ended December 31, 2009 and 2008, which totaled $1.736 billion and $2.184 billion, respectively:

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

•	$68 million in “day one” net losses related to large hedge positions (see Note 13 to Financial Statements), and

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

See Note 2 to Financial Statements for discussion of the impairments of goodwill of $70 million in 2009 and $8.0 billion in 2008.

Other income totaled $59 million in 2009 and $35 million in 2008. The 2009 amount included a $23 million reversal of a use tax accrual, an $11 million reversal of exit liabilities recorded in connection with the termination of outsourcing arrangements (see Note 15 to Financial Statements), a $6 million fee received related to an interest rate swap/commodity hedge derivative agreement, $5 million in royalty income and $5 million in sales/use tax refunds. The 2008 amount included an insurance recovery of $21 million and $4 million in royalty income. See Note 6 to Financial Statements for more details.

Other deductions totaled $63 million in 2009 and $1.263 billion in 2008. The 2009 amount included $34 million in charges for the impairment of land expected to be sold within the next 12 months, $7 million in charges for severance and other individually immaterial miscellaneous expenses. The 2008 amount included $501 million in impairment charges related to NOx and SO2 environmental allowances intangible assets and $481 million related to trade name intangible assets, both discussed in Note 2 to Financial Statements, $229 million in impairment charges related to the natural gas-fueled generation facilities discussed in Note 3 to Financial Statements and $26 million in charges to reserve for net receivables (excluding termination related costs) from terminated hedging transactions with subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. See Note 6 to Financial Statements for more details.

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

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the periods presented. The net changes in these assets and liabilities, excluding “other activity” as described below, represent the pretax effect on earnings of positions in the commodity contract portfolio that are marked-to-market in net income (see Note 13 to Financial Statements). The portfolio consists primarily of economic hedges but also includes trading positions.

	Year Ended December 31,
	2010	2009	2008
Commodity contract net asset (liability) as of beginning of period	$1,718	$430	$(1,917)
Settlements of positions (a)	(943)	(518)	39
Changes in fair value (b)	2,162	1,741	2,294
Other activity (c)	160	65	14

Commodity contract net asset as of end of period	$3,097	$1,718	$430

(a)	Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period).
(b)	Represents unrealized gains and losses recognized, primarily related to positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”). Includes gains and losses recorded at contract inception dates (see Note 13 to the Financial Statements).
(c)	The 2010 amount includes a $116 million noncash gain on termination of a long-term power sales contract. Includes amounts related to options purchased and sold and physical natural gas exchange transactions.

Unrealized gains and losses related to commodity contracts are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Unrealized gains (losses) related to contracts marked-to-market	$1,219	$1,223	$2,333
Ineffectiveness gains (losses) related to cash flow hedges	2	2	(4)

Total unrealized gains (losses) related to commodity contracts	$1,221	$1,225	$2,329

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values under mark-to-market accounting as of December 31, 2010, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset as of December 31, 2010
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(139)	$(9)	$—	$—	$(148)
Prices provided by other external sources	1,248	1,655	—	—	2,903
Prices based on models	(7)	(21)	370	—	342

Total	$1,102	$1,625	$370	$—	$3,097

Percentage of total fair value	36%	52%	12%	—%	100%

The “prices actively quoted” category reflects only exchange traded contracts for which active quotes are readily available. The “prices provided by other external sources” category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT that are deemed active markets (excluding the West hub) generally extend through 2013 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 11 to Financial Statements for fair value disclosures and discussion of fair value measurements.

COMPREHENSIVE INCOME

Cash flow hedge activity reported in other comprehensive income included (all amounts after-tax):

	Year Ended December 31,
	2010	2009	2008
Net decrease in fair value of cash flow hedges:
Commodities	$—	$(20)	$(8)
Financing – interest rate swaps	—	—	(173)

	—	(20)	(181)

Derivative value net losses reported in net income that relate to hedged transactions recognized in the period:
Commodities	1	11	11
Financing – interest rate swaps	58	118	111

	59	129	122

Total income (loss) effect of cash flow hedges reported in other comprehensive income	$59	$109	$(59)

EFCH has historically used, and expects to continue to use, derivative instruments that are effective in offsetting future cash flow variability in interest rates and energy commodity prices, but as of December 31, 2010 and 2009, there were no such instruments accounted for as cash flow or fair value hedges. Amounts in accumulated other comprehensive income include the value of dedesignated and terminated cash flow hedges at the time of such dedesignation/termination, less amounts reclassified to earnings as the original hedged transactions are recognized, unless the hedged transactions become probable of not occurring. The effects of the hedge will be recorded in the statement of income as the hedged transactions are actually settled and affect earnings. Also see Note 13 to Financial Statements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Operating Cash Flows

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Cash provided by operating activities decreased $127 million to $1.257 billion in 2010. The decrease reflected a $350 million effect of the amended accounting standard related to the accounts receivable securitization program (see Note 7 to Financial Statements), under which the $383 million of funding under the program as of the January 1, 2010 adoption is reported as a use of operating cash flows and a source of financing cash flows, with subsequent 2010 activity reported as financing, and the $33 million decline in funding in 2009 is reported as use of operating cash flows. The change in cash provided by operating activities also reflected improved working capital performance, particularly in retail accounts receivable due to the effects in 2009 of the implementation of a new customer information management system and more timely collections in 2010, as well as higher cash earnings driven by the contribution of the new generation units. These benefits were partially offset by an increase in cash interest payments net of capitalized interest and a decline in cash received as margin deposits.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 — Cash provided by operating activities totaled $1.384 billion and $1.657 billion in 2009 and 2008, respectively. The $273 million decrease reflected:

•	a $347 million unfavorable change in net margin deposits received primarily due to the effects of forward natural gas prices on positions in the long-term hedging program and

•	a $267 million increase in income taxes paid,

partially offset by

•	a $253 million decrease in cash interest paid driven by the payment of approximately $202 million of interest with new notes instead of cash as discussed under “Toggle Notes Interest Election” below.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $329 million, $409 million and $457 million for the years ended December 31, 2010, 2009 and 2008, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs and delivery fees, other income and interest expense and related charges.

Financing Cash Flows

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Cash provided by financing activities totaled $27 million in 2010 compared to $279 million in 2009. The $252 million change was driven primarily by debt repurchases under EFCH’s liability management program and repayments of debt at maturity, partially offset by the effect of the amended accounting standard related to the accounts receivable securitization program (see Note 7 to Financial Statements), under which the $96 million of funding under the program in 2010 is reported as financing cash flows.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 — Cash provided by financing activities totaled $279 million and $1.289 billion in 2009 and 2008, respectively. The $1.010 billion decrease reflected reduced borrowings under the TCEH Senior Secured Facilities driven by the decrease in expenditures related to the construction of new generation facilities which were nearing completion.

See Note 8 to Financial Statements for further detail of short-term borrowings and long-term debt.

Investing Cash Flows

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Cash used in investing activities totaled $1.338 billion and $2.048 billion in 2010 and 2009, respectively. Capital expenditures (excluding nuclear fuel purchases) totaled $796 million and $1.324 billion in 2010 and 2009, respectively. The $528 million decline in capital spending reflected a decrease in spending related to the construction of the now complete new generation facilities. The change in investing activities also reflects lower amounts loaned (in the form of a demand note) to EFH Corp.

Capital expenditures in 2010 consisted of:

•	$487 million for major maintenance, primarily in existing generation operations;

•	$140 million related to completion of the construction of a second generation unit and mine development at Oak Grove;

•	$106 million for environmental expenditures related to existing generation units, and

•	$42 million for information technology and other corporate investments;

•	$34 million related to nuclear generation development, and

•	$29 million primarily related to the new retail customer information system.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 — Cash used in investing activities totaled $2.048 billion and $2.682 billion in 2009 and 2008, respectively, including capital expenditures totaling $1.324 billion and $1.908 billion, respectively. The decline in capital spending primarily reflected a decrease in spending related to the construction of the new generation facilities. The decrease in capital spending was partially offset by increased amounts loaned (in the form of a demand note) to EFH Corp.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the year ended December 31, 2010 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings (a)	Repayments and Repurchases (b)
TCEH	$1,786	$2,565
EFCH	—	9
EFH Corp (pushed down to EFCH)	425	1,946

Total long-term	2,211	4,520

Total short-term – TCEH (c)	172	—

Total	$2,383	$4,520

(a)	Includes the following activities:

•	$350 million of TCEH 15% Notes issued by TCEH, the net proceeds from which were used to repurchase TCEH Senior Notes;

•	Principal increases in payment of accrued interest totaling $212 million of TCEH Toggle Notes;

•	$1.221 billion of TCEH 15% Notes issued by TCEH in debt exchanges;

•	$656 million of EFH Corp. 10% Notes issued by EFH Corp. in debt exchanges or for cash used to repurchase Merger-related debt (50% pushed down to EFCH), and

•	Principal increases in payment of accrued interest totaling $194 million of EFH Corp. Toggle Notes (50% pushed down to EFCH).

(b)	Includes $3.873 billion of noncash retirements (including discounts captured on cash repurchases) as a result of 2010 debt repurchase and exchange transactions.
(c)	Short-term amounts represent net borrowings/repayments.

See Note 8 to Financial Statements for further detail of long-term debt and other financing arrangements.

EFCH regularly monitors the capital and bank credit markets for liability management opportunities that EFCH believes will improve its balance sheet, including capturing debt discount and extending debt maturities. As a result, EFCH may engage, from time to time, in liability management transactions. Future activities under the liability management program may include the purchase of EFCH’s outstanding debt for cash in open market purchases or privately negotiated transactions (including pursuant to a Section 10b-5(1) plan) or via public or private exchange or tender offers. Moreover, as part of the liability management program, EFCH may refinance its existing debt, including the TCEH Senior Secured Credit Facilities.

In evaluating whether to undertake any liability management transaction, including any refinancing, EFCH will take into account liquidity requirements, prospects for future access to capital, contractual restrictions, the market price of its outstanding debt and other factors. Any liability management transaction, including any refinancing, may occur on a stand-alone basis or in connection with, or immediately following, other liability management transactions.

Available Liquidity — The following table summarizes changes in available liquidity for the year ended December 31, 2010.

	Available Liquidity
	December 31, 2010	December 31, 2009	Change
Cash and cash equivalents	$47	$94	$(47)
TCEH Revolving Credit Facility (a)	1,440	1,721	(281)
TCEH Letter of Credit Facility	261	399	(138)

Subtotal	$1,748	$2,214	$(466)
Short-term investment (b)	—	65	(65)

Total liquidity (c)	$1,748	$2,279	$(531)

(a)	As of December 31, 2010 and 2009, the TCEH Revolving Credit Facility includes $94 million and $141 million, respectively, of commitments from the Lehman that are only available from the fronting banks and the swingline lender.
(b)	December 31, 2009 amount includes $65 million in letters of credit posted related to certain interest rate swaps transactions. Pursuant to the related agreement, the collateral was returned in March 2010. See Note 13 to Financial Statements.
(c)	As of December 31, 2010 and 2009, total liquidity includes $465 million and $333 million, respectively, of net receipts of margin deposits from counterparties related to commodity positions (net of $166 million and $187 million, respectively, posted with counterparties).

Note: Available liquidity in the future could benefit from additional exercises of the payment-in-kind (PIK) option on the TCEH Toggle Notes, which for the remaining payment dates from May 2011 through November 2012 would avoid cash interest payments of approximately $295 million.

See Note 8 to Financial Statements for additional discussion of the credit facilities.

The $531 million decrease in liquidity reflected the increase in amounts loaned to EFH Corp. and an increase in letters of credit posted as collateral support with ERCOT in conjunction with ERCOT’s transition to a nodal wholesale market structure.

Toggle Notes Interest Election — EFH Corp. and TCEH have the option every six months at their discretion, ending with the interest payment due November 2012, to use the payment-in-kind (PIK) feature of their respective toggle notes in lieu of making cash interest payments. EFH Corp. and TCEH elected to do so beginning with the May 2009 interest payment as an efficient and cost-effective method to further enhance liquidity. Once EFH Corp. and/or TCEH make a PIK election, the election is valid for each succeeding interest payment period until EFH Corp. and/or TCEH revoke the applicable election. Use of the PIK feature will be evaluated at each election period, taking into account market conditions and other relevant factors at such time.

TCEH made its 2010 and 2009 interest payments and will make its May 2011 interest payment on the TCEH Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on the notes is increased from 10.50% to 11.25%. TCEH increased the aggregate principal amount of the notes by approximately $212 million in 2010, including $7 million principal amount paid to EFH Corp. and $202.5 million in 2009, and is expected to further increase the aggregate principal amount of the notes by $79 million in May 2011. The elections increased liquidity in 2010 by an amount equal to $198 million and is expected to further increase liquidity in May 2011 by an amount equal to an estimated $74 million, constituting the amounts of cash interest that otherwise would have been payable on the notes.

Similarly, EFH Corp. made its 2010 and 2009 interest payments and will make its May 2011 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During such applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $194 million in 2010 (excluding $130 million principal amount issued to EFIH as holder of $2.166 billion principal amount of EFH Corp. Toggle Notes acquired in the debt exchange completed in August 2010) and $309 million in 2009 and is expected to further increase the aggregate principal amount of the notes by $34 million in May 2011 (excluding $138 million principal amount expected to be issued to EFIH). The elections increased liquidity in 2010 by an amount equal to approximately $182 million (excluding $122 million related to notes held by EFIH) and is expect to further increase liquidity in May 2011 by an amount equal to a currently estimated $32 million, (excluding $129 million related to notes held by EFIH), constituting the amounts of cash interest that otherwise would have been payable on the notes.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility (CCP facility), an uncapped senior secured revolving credit facility that matures in December 2012, funds the cash collateral posting requirements for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of the CCP facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the CCP facility, as of December 31, 2010, more than 95% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral requirements for those hedging transactions. Due to declines in forward natural gas prices, no amounts were borrowed against the CCP facility at December 31, 2010 and 2009. See Note 8 to Financial Statements for more information about the TCEH Senior Secured Facilities, which includes the CCP facility.

As of December 31, 2010, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$165 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $183 million posted as of December 31, 2009;

•

$630 million in cash has been received from counterparties, net of $1 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $516 million received, net of $4 million in cash posted, as of December 31, 2009;

•	$473 million in letters of credit have been posted with counterparties, as compared to $379 million posted as of December 31, 2009, and

•	$25 million in letters of credit have been received from counterparties, as compared to $44 million received as of December 31, 2009.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. As of December 31, 2010, restricted cash collateral held totaled $33 million. See Note 20 to Financial Statements regarding restricted cash.

With the long-term hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. As of December 31, 2010, approximately 300 million MMBtu of positions related to the long-term hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped CCP facility supports the collateral posting requirements related to most of these transactions.

Interest Rate Swap Transactions — See Note 8 to Financial Statements for TCEH interest rate swaps entered into as of December 31, 2010.

Income Tax Refunds/Payments — Income tax payments related to the Texas margin tax are expected to total approximately $42 million, and net refunds of federal income taxes are expected to total approximately $20 million. Income tax payments totaled $49 million and $27 million in the years ended December 31, 2010 and 2009, respectively.

Accounts Receivable Securitization Program — TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). As discussed in Note 1 to Financial Statements, in accordance with amended transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $96 million and $383 million as of December 31, 2010 and 2009, respectively. See Note 7 to Financial Statements for a more complete description of the program including amendments to the program in June 2010 and a related reduction in funding, the impact of the program on the financial statements for the periods presented and the contingencies that could result in termination of the program and a reduction of liquidity should the underlying financing be settled.

Liquidity Needs, Including Capital Expenditures — Capital expenditures, including capitalized interest, for 2011 are expected to total approximately $650 million and include:

•	$450 million for major maintenance, primarily in generation operations;

•	$75 million for environmental expenditures related to generation units (a), and

•	$125 million for nuclear fuel purchases.

(a)	Expenditures are classified as environmental in nature if the projects are the direct result of environmental regulations.

EFCH expects cash flows from operations combined with availability under its credit facilities discussed in Note 8 to Financial Statements to provide sufficient liquidity to fund its current obligations, projected working capital requirements and capital spending for a period that includes the next twelve months.

Capitalization — EFCH’s capitalization ratios consisted of 126.4% and 115.1% long-term debt, less amounts due currently, and (26.4)% and (15.1)% common stock equity, as of December 31, 2010 and 2009, respectively. Total debt to capitalization, including short-term debt, was 124.4% and 114.5% as of December 31, 2010 and 2009, respectively.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain of EFCH’s financing arrangements contain maintenance covenants with respect to leverage ratios and/or minimum net worth. As of December 31, 2010, EFCH was in compliance with all such maintenance covenants.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities and the indentures governing substantially all of the debt EFCH has issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on the liquidity and operations of EFCH and its subsidiaries.

Adjusted EBITDA (as used in the maintenance covenant contained in the TCEH Senior Secured Facilities) for the year ended December 31, 2010 totaled $3.850 billion for TCEH. See Exhibit 99(b) and 99(c) for a reconciliation of net income to Adjusted EBITDA for TCEH and EFH Corp., respectively, for the years ended December 31, 2010 and 2009.

The table below summarizes TCEH’s secured debt to Adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp. and TCEH that are applicable under certain other threshold covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the TCEH Senior Secured Second Lien Notes (for 2010), the EFH Corp. Senior Notes, and the EFH Corp. Senior Secured Notes as of December 31, 2010 and 2009. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. or TCEH to incur certain permitted debt or make certain restricted payments and/or investments. EFCH and its consolidated subsidiaries are in compliance with their maintenance covenants.

	December 31, 2010	December 31, 2009	Threshold Level as of December 31, 2010
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to Adjusted EBITDA ratio (a)	5.19 to 1.00	4.76 to 1.00	Must not exceed 6.75 to 1.00 (b)

Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Notes and TCEH Senior Secured Second
Lien Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	8.5 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.6 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.3 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	8.5 to 1.0	9.4 to 1.0	Equal to or less than 7.0 to 1.0
TCEH Senior Notes and TCEH Senior Secured Second
Lien Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	7.9 to 1.0	8.4 to 1.0	Equal to or less than 6.5 to 1.0

(a)	In accordance with the terms of the TCEH Senior Secured Facilities and as the result of the new Sandow and first Oak Grove generating units achieving average capacity factors of greater than or equal to 70% for the three months ended March 31, 2010, the maintenance covenant as of December 31, 2010 includes Adjusted EBITDA for the units and the proportional amount of outstanding debt under the Delayed Draw Term Loan (see Note 8 to Financial Statements) applicable to the two units.
(b)	Threshold level will decrease to a maximum of 6.50 to 1.00 effective December 31, 2011. Calculation excludes secured debt that ranks junior to the TCEH Senior Secured Facilities.
(c)	The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of December 31, 2010, counterparties to those contracts could have required TCEH to post up to an aggregate of $17 million in additional collateral. This amount largely represents the below market terms of these contracts as of December 31, 2010; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. As of December 31, 2010, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $28 million, with $14 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of December 31, 2010, TCEH posted letters of credit in the amount of $73 million, which are subject to adjustments.

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

ERCOT has rules in place to assure adequate credit worthiness of parties that participate in the “day-ahead” and “real-time markets” operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $240 million as of December 31, 2010 (which is subject to weekly adjustments based on settlement activity with ERCOT). This amount includes an increase of approximately $200 million in letters of credit in the fourth quarter 2010 driven by the December 2010 implementation of the nodal wholesale market.

Other arrangements of EFCH and its subsidiaries, including the accounts receivable securitization program (see Note 7 to Financial Statements) and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the relevant credit ratings.

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($22.304 billion as of December 31, 2010) under such facilities.

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

Under the terms of a TCEH rail car lease, which had $45 million in remaining lease payments as of December 31, 2010 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of another TCEH rail car lease, which had $50 million in remaining lease payments as of December 31, 2010 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

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

Each of TCEH’s natural gas hedging agreements and interest rate swap agreements that are secured with a lien on its assets on a pari passu basis with the TCEH Senior Secured Facilities contains a cross default provision. In the event of a default by TCEH or any of its subsidiaries relating to indebtedness (such amounts varying by contract but ranging from $200 million to $250 million) that results in the acceleration of such debt, then each counterparty under these hedging agreements would have the right to terminate its hedge or interest rate swap agreement with TCEH and require all outstanding obligations under such agreement to be settled.

Other arrangements, including leases, have cross default provisions, the triggering of which would not be expected to result in a significant effect on liquidity.

Long-Term Contractual Obligations and Commitments — The following table summarizes EFCH’s contractual cash obligations as of December 31, 2010 (see Notes 8 and 9 to Financial Statements for additional disclosures regarding these long-term debt and noncancellable purchase obligations).

Contractual Cash Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt — principal (a)	$644	$520	$24,131	$4,905	$30,200
Long-term debt — interest (b)	2,285	4,414	2,597	2,579	11,875
Operating and capital leases (c)	56	112	91	272	531
Obligations under commodity purchase and services agreements (d)	1,316	1,276	695	1,019	4,306

Total contractual cash obligations	$4,301	$6,322	$27,514	$8,775	$46,912

(a)	Excludes capital lease obligations, unamortized discounts and fair value premiums and discounts related to purchase accounting. Also excludes $96 million of additional principal amount of notes expected to be issued in May 2011 and due in 2016 and 2017, reflecting the election of the PIK feature on toggle notes as discussed above under “Toggle Notes Interest Election.” More than five years period includes $850 million of EFH Corp. notes pushed down to EFCH (See Note 8 to Financial Statements.)
(b)	Includes net amounts payable under interest rate swaps. Variable interest payments and net amounts payable under interest rate swaps are calculated based on interest rates in effect as of December 31, 2010.
(c)	Includes short-term noncancellable leases.
(d)	Includes capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear-related outsourcing and other purchase commitments. Amounts presented for variable priced contracts assumed the year-end 2010 price remained in effect for all periods except where contractual price adjustment or index-based prices were specified.

The following are not included in the table above:

•	contracts between affiliated entities and intercompany debt;

•

individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancellable without payment of a substantial cancellation penalty;

•	employment contracts with management;

•	estimated funding of pension plan totaling $400 thousand in 2011 and approximately $102 million for the 2011 to 2015 period, and

•	liabilities related to uncertain tax positions totaling $931 million discussed in Note 4 to Financial Statements as the ultimate timing of payment is not known.

Guarantees — See Note 9 to Financial Statements for details of guarantees.

OFF BALANCE SHEET ARRANGEMENTS

See Notes 9 and 18 to Financial Statements regarding guarantees and VIEs.

COMMITMENTS AND CONTINGENCIES

See Note 9 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for a discussion of changes in accounting standards.

REGULATORY MATTERS

Regulatory Investigations and Reviews

See discussions in Part I under “Environmental Regulations and Related Considerations” and in Note 9 to Financial Statements.

Sunset Review

PURA, the PUCT, the RRC, ERCOT, the TCEQ and the Office of Public Utility Counsel (OPUC) will be subject to “sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, the RRC, ERCOT, the TCEQ or the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (PURA). In 2010, the Texas Sunset Advisory Commission adopted various recommendations regarding these agencies and submitted its recommendations for the Texas Legislature’s consideration early in the session, which began in January 2011. EFCH cannot predict the outcome of the sunset review process.

Mine Safety Disclosures — Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

Safety is a top priority in all EFCH’s businesses, and accordingly, it is a key component of EFCH’s focus on operational excellence, its employee performance reviews and employee compensation. EFCH’s health and safety program objectives are to prevent workplace accidents and ensure that all employees return home safely and comply with all regulations.

EFCH currently owns and operates 12 surface lignite coal mines in Texas to provide fuel for EFCH’s electricity generation facilities. These mining operations are regulated by the US Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act) as well as other regulatory agencies such as the RRC. The MSHA inspects US mines, including EFCH’s, on a regular basis and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Such citations and orders can be contested and appealed to the Federal Mine Safety and Health Review Commission (FMSHRC), which often results in a reduction of the severity and amount of fines and assessments and sometimes results in dismissal. The number of citations, orders and proposed assessments vary depending on the size of the mine as well as other factors.

Disclosures related to specific mines pursuant to Section 1503 of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act sourced from data documented as of January 10, 2011 and January 17, 2011 in the MSHA Data Retrieval System for the three months and year ended December 31, 2010, respectively (except pending legal actions, which are as of December 31, 2010), are as follows:

	Three Months Ended December 31, 2010			Year Ended December 31, 2010
Mine (a)	Section 104 S and S Citations (b)	Proposed MSHA Assessments ($ thousands) (c)	Pending Legal Action (d)	Section 104 S and S Citations (b)	Proposed MSHA Assessments ($ thousands) (c)	Pending Legal Action (d)
Beckville	1	—	1	8	18	1
Big Brown	—	—	2	4	9	2
Kosse	6	—	—	6	1	—
Oak Hill	3	11	1	7	13	1
Sulphur Springs	1	2	3	3	3	3
Tatum	—	—	1	—	—	1
Three Oaks	1	—	1	3	9	1
Winfield South	—	1	1	1	4	1

(a)	Excludes mines for which there were no applicable events.
(b)	Includes MSHA citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.
(c)	Total dollar value for proposed assessments received from MSHA for all citations and orders issued in the period ended December 31, 2010, including but not limited to Sections 104, 107 and 110 citations and orders that are not required to be reported.
(d)	Pending actions before the FMSHRC involving a coal or other mine.

During the three months ended December 31, 2010, EFCH’s mining operations received two citations and orders under Section 104(d) (Oak Hill mine), no citations, orders or written notices under Sections 104(b), 104(e), 107(a) or 110(b)(2) of the Mine Act, and experienced no fatalities. During the year ended December 31, 2010, EFCH’s mining operations received two citations and orders under Section 104(d) (Oak Hill Mine), one order under Section 107(a) (Beckville mine), no citations, orders or written notices under Sections 104(b), 104(e) or 110(b)(2) of the Mine Act, and experienced no fatalities.

Summary

EFCH cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter EFCH’s basic financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that EFCH may experience a loss in value as a result of changes in market conditions affecting factors, such as commodity prices and interest rates, that may be experienced in the ordinary course of business. EFCH’s exposure to market risk is affected by a number of factors, including the size, duration and composition of its energy and financial portfolio, as well as the volatility and liquidity of markets. Instruments used to manage this exposure include interest rate swaps to manage interest rate risk related to debt, as well as exchange traded, over-the-counter contracts and other contractual arrangements to manage commodity price risk.

Risk Oversight

EFCH manages the commodity price, counterparty credit and commodity-related operational risk related to the unregulated energy business within limitations established by senior management and in accordance with overall risk management policies. Interest rate risk is managed centrally by the corporate treasury function. Market risks are monitored by risk management groups that operate independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies. Key risk control activities include, but are not limited to, transaction review and approval (including credit review), operational and market risk measurement, validation of transaction capture, portfolio valuation and reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

EFH Corp. has a corporate risk management organization that is headed by the Chief Financial Officer, who also functions as the Chief Risk Officer. The Chief Risk Officer, through his designees, enforces applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in EFCH’s businesses.

Commodity Price Risk

EFCH is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products it markets or purchases. The company actively manages its portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on results of operations. Similar to other participants in the market, EFCH cannot fully manage the long-term value impact of structural declines or increases in natural gas and power prices and spark spreads (differences between the market price of electricity and its cost of production).

In managing energy price risk, EFCH enters into a variety of market transactions including, but not limited to, short- and long-term contracts for physical delivery, exchange traded and over-the-counter financial contracts and bilateral contracts with customers. Activities include hedging, the structuring of long-term contractual arrangements and proprietary trading. EFCH continuously monitors the valuation of identified risks and adjusts positions based on current market conditions. EFCH strives to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

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

	Year Ended December 31, 2010	Year Ended December 31, 2009
Month-end average Trading VaR:	$3	$4
Month-end high Trading VaR:	$4	$7
Month-end low Trading VaR:	$1	$2

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Month-end average MtM VaR:	$426	$1,050
Month-end high MtM VaR:	$621	$1,470
Month-end low MtM VaR:	$321	$638

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

	Year Ended December 31, 2010	Year Ended December 31, 2009
Month-end average EaR:	$477	$1,088
Month-end high EaR:	$662	$1,511
Month-end low EaR:	$323	$676

The decreases in the risk measures (MtM VaR and EaR) above reflected fewer positions in the long-term hedging program due to settlement upon maturity, lower market volatility and lower underlying commodity prices.

Interest Rate Risk

The table below provides information concerning EFCH’s financial instruments as of December 31, 2010 and 2009 that are sensitive to changes in interest rates, which include debt obligations and interest rate swaps. EFCH has entered into interest rate swaps under which it has exchanged the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments under its credit facilities. In addition, in connection with entering into certain interest rate basis swaps to further reduce fixed borrowing costs, TCEH has changed the variable interest rate terms of certain debt from three-month LIBOR to one-month LIBOR, as discussed in Note 8 to Financial Statements. The weighted average interest rate presented is based on the rate in effect at the reporting date. Capital leases and the effects of unamortized premiums and discounts and fair value hedges are excluded from the table. See Note 8 to Financial Statements for a discussion of changes in debt obligations.

	Expected Maturity Date
	(millions of dollars, except percentages)
	2011	2012	2013	2014	2015	There- After	2010 Total Carrying Amount	2010 Total Fair Value	2009 Total Carrying Amount	2009 Total Fair Value
Long-term debt (including current maturities):
Fixed rate debt amount (a)	$439	$26	$84	$43	$3,505	$4,700	$8,797	$5,879	$10,824	$8,422
Average interest rate	5.82%	7.99%	7.10%	6.35%	10.24%	11.63%	10.71%		10.21%
Variable rate debt amount	$205	$205	$205	$20,583	$—	$205	$21,403	$16,558	$21,608	$17,463
Average interest rate	3.76%	3.76%	3.76%	3.76%	—%	0.32%	3.73%		3.71%

Total debt	$644	$231	$289	$20,626	$3,505	$4,905	$30,200	$22,437	$32,432	$25,885

Debt swapped to fixed:
Amount	$600	$2,600	$3,600	$9,000	$—	$—	$15,800		$16,300
Average pay rate	7.57%	7.99%	7.60%	8.18%	—	—	7.99%		7.98%
Average receive rate	3.79%	3.79%	3.79%	3.79%	—	—	3.79%		3.74%
Variable basis swaps:
Amount	$5,450	$7,200	$1,500	$1,050	$—	$—	$15,200		$16,250
Average pay rate	0.32%	0.33%	0.29%	0.33%	—	—	0.32%		0.33%
Average receive rate	0.26%	0.26%	0.26%	0.26%	—	—	0.26%		0.24%

(a)	Reflects the remarketing date and not the maturity date for certain debt that is subject to mandatory tender for remarketing prior to maturity. See Note 8 to Financial Statements for details concerning long-term debt subject to mandatory tender for remarketing.

As of December 31, 2010, the potential reduction of annual pretax earnings due to a one percentage point (100 basis points) increase in floating interest rates on long-term debt totaled approximately $45 million, taking into account the interest rate swaps discussed in Note 8 to Financial Statements.

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

Credit Exposure — EFCH’s gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $2.869 billion as of December 31, 2010. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of December 31, 2010 include $615 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $70 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of December 31, 2010, the exposure to credit risk from these counterparties totaled $2.254 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $648 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $1.606 billion increased $309 million in the year ended December 31, 2010, reflecting the increase in derivative assets related to the long-term hedging program due to the decline in forward natural gas prices, partially offset by the return of collateral posted by EFH Corp. and EFCH as an investment in 2009 (see Note 13 to Financial Statements) and the increase in derivative liabilities related to interest rate swaps due to lower interest rates.

Of this $1.606 billion net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and EFCH’s internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of December 31, 2010 arising from wholesale trade receivables, commodity contracts and hedging and trading activities. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. See Note 13 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

				Gross Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$2,229	$646	$1,583	$1,597	$632	$—	$2,229
Noninvestment grade	25	2	23	26	(1)	—	25

Totals	$2,254	$648	$1,606	$1,623	$631	$—	$2,254

Investment grade	98.9%		98.6%
Noninvestment grade	1.1%		1.4%

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

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented 41%, 35% and 12% of the net $1.606 billion exposure. EFCH views exposure to these counterparties to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating and the importance of EFCH’s business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by EFCH contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that EFCH expects or anticipates to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of EFCH’s businesses and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although EFCH believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause EFCH’s actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC, the NERC, the TRE, the PUCT, the RRC, the NRC, the EPA, the TCEQ and the CFTC, with respect to, among other things:

•	allowed prices;

•	industry, market and rate structure;

•	purchased power and recovery of investments;

•	operations of nuclear generating facilities;

•	operations of fossil-fueled generating facilities;

•	operations of mines;

•	acquisition and disposal of assets and facilities;

•	development, construction and operation of facilities;

•	decommissioning costs;

•	present or prospective wholesale and retail competition;

•	changes in tax laws and policies;

•	changes in and compliance with environmental and safety laws and policies, including climate change initiatives, and

•	clearing over the counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of a recessionary environment;

•	EFCH’s ability to attract and retain profitable customers;

•	EFCH’s ability to profitably serve its customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the ERCOT electricity market;

•	EFCH’s ability to effectively hedge against unfavorable commodity prices, market heat rates and interest rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the willingness of EFCH’s lenders to amend and extend the maturities of EFCH’s debt agreements and the terms and conditions of any such amendments;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	financial restrictions placed on EFCH by the agreements governing its debt instruments;

•	EFCH’s ability to generate sufficient cash flow to make interest payments on, or refinance, its debt instruments;

•	EFCH’s ability to successfully execute its liability management program;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to EFCH’s financial instruments;

•	changes in technology used by and services offered by EFCH;

•	changes in electricity transmission that allow additional electricity generation to compete with EFCH’s generation assets;

•	significant changes in EFCH’s relationship with its employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and OPEB, and future funding requirements related thereto;

•	changes in assumptions used to estimate future executive compensation payments;

•	hazards customary to the industry and the possibility that EFCH may not have adequate insurance to cover losses resulting from such hazards;

•	significant changes in critical accounting policies;

•	actions by credit rating agencies;

•	EFCH’s ability to effectively execute its operational strategy, and

•	EFCH’s ability to implement cost reduction initiatives.

Any forward-looking statement speaks only as of the date on which it is made, and except as may be required by law, EFCH undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for EFCH to predict all of them; nor can EFCH assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, investors should not unduly rely on such forward-looking statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Competitive Holdings Company

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Energy Future Competitive Holdings Company and subsidiaries (“EFCH”) as of December 31, 2010 and 2009, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of EFCH’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Future Competitive Holdings Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 7 to the consolidated financial statements, EFCH adopted amended guidance regarding transfers of financial assets effective January 1, 2010, on a prospective basis.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EFCH’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion on EFCH’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 17, 2011

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Millions of Dollars)

	Year Ended December 31,
	2010	2009	2008
Operating revenues	$8,235	$7,911	$9,787
Fuel, purchased power costs and delivery fees	(4,371)	(3,934)	(5,600)
Net gain from commodity hedging and trading activities	2,161	1,736	2,184
Operating costs	(837)	(693)	(677)
Depreciation and amortization	(1,380)	(1,172)	(1,092)
Selling, general and administrative expenses	(722)	(741)	(680)
Franchise and revenue-based taxes	(106)	(108)	(109)
Impairment of goodwill (Note 2)	(4,100)	(70)	(8,000)
Other income (Note 6)	903	59	35
Other deductions (Note 6)	(18)	(63)	(1,263)
Interest income	90	62	59
Interest expense and related charges (Note 20)	(3,067)	(2,121)	(4,187)

Income (loss) before income taxes	(3,212)	866	(9,543)

Income tax (expense) benefit (Note 5)	(318)	(351)	504

Net income (loss)	(3,530)	515	(9,039)

Net (income) loss attributable to noncontrolling interests	—	—	—

Net income (loss) attributable to EFCH	$(3,530)	$515	$(9,039)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Millions of Dollars)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$(3,530)	$515	$(9,039)

Other comprehensive income (loss), net of tax effects:
Cash flow hedges:
Net decrease in fair value of derivatives (net of tax benefit of $—, $10 and $98)	—	(20)	(181)
Derivative value net loss related to hedged transactions recognized during the period and reported in net income (loss) (net of tax benefit of $31, $72 and $66)	59	129	122

Total other comprehensive income (loss)	59	109	(59)

Comprehensive income (loss)	(3,471)	624	(9,098)

Comprehensive (income) loss attributable to noncontrolling interests	—	—	—

Comprehensive income (loss) attributable to EFCH	$(3,471)	$624	$(9,098)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Millions of Dollars)

	Year Ended December 31,
	2010	2009	2008
Cash flows — operating activities
Net income (loss)	$(3,530)	$515	$(9,039)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,709	1,581	1,549
Deferred income tax expense (benefit) — net	534	324	(377)
Impairment of goodwill (Note 2)	4,100	70	8,000
Unrealized net gains from mark-to-market valuations of commodity positions	(1,221)	(1,225)	(2,329)
Debt extinguishment gains (Note 8)	(687)	—	—
Effect of Parent’s payment of interest on pushed-down debt	231	265	251
Interest expense on toggle notes payable in additional principal (Notes 8 and 20)	217	207	33
Unrealized net (gains) losses from mark-to-market valuations of interest rate swaps	207	(696)	1,477
Gain on termination of long-term power sales contract (Note 6)	(116)	—	—
Bad debt expense (Note 7)	108	116	81
Losses on dedesignated cash flow hedges (interest rate swaps)	88	183	66
Net gains on sale of assets	(81)	(5)	—
Stock-based incentive compensation expense	7	4	10
Net equity loss from unconsolidated affiliate	5	7	10
Reversal of reserves recorded in purchase accounting (Note 6)	—	(34)	—
Impairment of land	—	34	—
Impairment of emission allowances intangible assets (Note 2)	—	—	501
Impairment of trade name intangible asset (Note 2)	—	—	481
Impairment of natural gas-fueled generation facilities (Note 3)	—	—	229
Charge related to Lehman bankruptcy (Note 6)	—	—	26
Other — net	13	2	(24)
Changes in operating assets and liabilities:
Affiliate accounts receivable/payable — net	5	45	44
Accounts receivable — trade	258	(104)	(491)
Impact of accounts receivable securitization program (Note 7)	(383)	(33)	53
Inventories	(6)	(32)	(12)
Accounts payable — trade	(149)	(141)	366
Commodity and other derivative contractual assets and liabilities	(44)	(64)	(28)
Margin deposits — net	132	248	595
Other — net assets	134	108	374
Other — net liabilities	(274)	9	(189)

Cash provided by operating activities	$1,257	$1,384	$1,657

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS (CONT.)

(Millions of Dollars)

	Year Ended December 31,
	2010	2009	2008
Cash flows — financing activities
Issuances of long-term debt/securities (Note 8):
Pollution control revenue bonds	—	—	242
Other long-term debt	353	522	1,443
Repayments/repurchases of long-term debt/securities (Note 8):
Pollution control revenue bonds	—	—	(242)
Other long-term debt	(647)	(279)	(618)
Net short-term borrowings under accounts receivable securitization program (Note 7)	96	—	—
Increase (decrease) in other short-term borrowings (Note 8)	172	53	462
Notes/loans from affiliates	34	—	—
Decrease in income tax-related note payable to Oncor	(37)	(35)	(34)
Contributions from noncontrolling interests	32	48	—
Debt discount, financing and reacquisition expenses	(13)	(35)	(1)
Other, net	37	5	37

Cash provided by financing activities	$27	$279	$1,289

Cash flows — investing activities
Net notes/loans to affiliates	$(503)	$(822)	$(558)
Capital expenditures	(796)	(1,324)	(1,908)
Nuclear fuel purchases	(106)	(197)	(166)
Money market fund redemptions (investments)	—	142	(142)
Reduction of letter of credit facility deposited with trustee (Note 8)	—	115	—
Reduction of restricted cash related to pollution control revenue bonds	—	—	29
Other changes in restricted cash	(33)	3	(4)
Proceeds from sale of assets	141	41	29
Proceeds from sale of environmental allowances and credits	12	19	39
Purchases of environmental allowances and credits	(30)	(19)	(34)
Cash settlements related to outsourcing contract termination (Note 15)	—	—	41
Proceeds from sales of nuclear decommissioning trust fund securities	974	3,064	1,623
Investments in nuclear decommissioning trust fund securities	(990)	(3,080)	(1,639)
Other — net	(7)	10	8

Cash used in investing activities	$(1,338)	$(2,048)	$(2,682)

Net change in cash and cash equivalents	(54)	(385)	264
Effect of consolidation of VIE	7	—	—
Cash and cash equivalents — beginning balance	94	479	215

Cash and cash equivalents — ending balance	$47	$94	$479

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$47	$94
Restricted cash (Note 20)	33	1
Trade accounts receivable — net (2010 includes $612 in pledged amounts related to a VIE (Notes 7 and 18)	991	1,009
Note receivable from parent (Note 19)	1,921	1,406
Inventories (Note 20)	395	393
Commodity and other derivative contractual assets (Note 13)	2,640	2,339
Accumulated deferred income taxes (Note 5)	—	1
Margin deposits related to commodity positions	166	187
Other current assets	37	46

Total current assets	6,230	5,476

Restricted cash (Note 20)	1,135	1,135
Receivable from affiliate (Note 19)	—	85
Investments (Note 14)	602	591
Property, plant and equipment — net (Note 20)	20,155	20,980
Goodwill (Note 2)	6,152	10,252
Identifiable intangible assets — net (Note 2)	2,371	2,593
Commodity and other derivative contractual assets (Note 13)	2,071	1,533
Other noncurrent assets, principally unamortized debt issuance costs	428	600

Total assets	$39,144	$43,245

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings (2010 includes $96 related to a VIE (Notes 8 and 18)	$1,221	$953
Long-term debt due currently (Note 8)	658	302
Trade accounts payable	669	748
Trade accounts and other payables to affiliates	210	203
Notes payable to parent (Note 19)	46	—
Commodity and other derivative contractual liabilities (Note 13)	2,164	2,310
Margin deposits related to commodity positions	631	520
Accrued income taxes payable to parent (Note 19)	21	50
Accrued taxes other than income	130	75
Accrued interest	326	349
Other current liabilities	254	339

Total current liabilities	6,330	5,849

Accumulated deferred income taxes (Note 5)	6,000	5,467
Commodity and other derivative contractual liabilities (Note 13)	869	1,060
Notes or other liabilities due affiliates (Note 19)	384	217
Long-term debt held by affiliates (Note 19)	343	143
Long-term debt, less amounts due currently (Note 8)	29,131	31,978
Other noncurrent liabilities and deferred credits (Note 20)	2,236	2,749

Total liabilities	45,293	47,463

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONSOLIDATED BALANCE SHEETS (CONT.)

(Millions of Dollars)

	December 31,
	2010	2009

Commitments and Contingencies (Note 9)

Equity (Note 10):
Class A common stock (shares outstanding 2010 and 2009 — 2,062,768)	358	283
Class B common stock (shares outstanding 2010 and 2009 — 39,192,594)	6,793	5,368
Retained earnings	(13,319)	(9,790)
Accumulated other comprehensive income (loss), net of tax effect	(68)	(127)

EFCH shareholder’s equity	(6,236)	(4,266)
Noncontrolling interests in subsidiaries	87	48

Total equity	(6,149)	(4,218)

Total liabilities and equity	$39,144	$43,245

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

STATEMENTS OF CONSOLIDATED EQUITY

(Millions of Dollars)

	Year Ended December 31,
	2010	2009	2008
Preferred stock — not subject to mandatory redemption:
Balance as of beginning of period	$—	$1	$—
Issuance of preferred stock	—	—	1
Redemption of preferred stock	—	(1)	—

Balance as of end of period (number of shares outstanding:
December 31, 2008 — 4,788 shares	—	—	1

Class A common stock without par value — authorized shares — 9,000,000:
Balance as of beginning of period	283	277	272
Effects of purchase accounting push-down	—	—	(2)
Effects of debt push-down from EFH Corp. (Note 8)	75	6	7

Balance as of end of period (shares outstanding for all periods presented — 2,062,768)	358	283	277

Class B common stock without par value — authorized shares — 171,000,000:
Balance as of beginning of period	5,368	5,261	5,174
Effects of purchase accounting push-down	—	—	(49)
Merger-related transactions	—	—	—
Effects of debt push-down from EFH Corp. (Note 8)	1,417	101	133
Effects of stock-based incentive compensation plans	8	5	3
Other	—	1	—

Balance as of end of period (shares outstanding for all periods presented — 39,192,594)	6,793	5,368	5,261

Retained earnings:
Balance as of beginning of period	(9,790)	(10,305)	(1,266)
Net income (loss)	(3,530)	515	(9,039)
Other	1	—	—

Balance as of end of period	(13,319)	(9,790)	(10,305)

Accumulated other comprehensive income (loss), net of tax effects (a):
Balance as of beginning of period	(127)	(236)	(177)
Change during the period	59	109	(59)

Balance as of end of period	(68)	(127)	(236)

EFCH shareholder’s equity as of end of period	(6,236)	(4,266)	(5,002)

Noncontrolling interests in subsidiaries (Note 10):
Balance as of beginning of period	48	—	—
Net income (loss)	—	—	—
Effect of consolidation of TXU Receivables Company	7	—	—
Investment in subsidiary by noncontrolling interests	32	48	—

Noncontrolling interests in subsidiaries at end of period	87	48	—

Total equity as of end of period	$(6,149)	$(4,218)	$(5,002)

(a)	All amounts relate to cash flow hedges.

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EFCH, a wholly-owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company that conducts its operations almost entirely through its wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management, are performed on an integrated basis; consequently, there are no reportable business segments.

On October 10, 2007, EFH Corp. completed its Merger with Merger Sub. As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group.

See “Glossary” for definition of terms and abbreviations.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with US GAAP. The consolidated financial statements have been prepared on the same basis as the audited financial statements included in the 2009 Form 10-K with the exception of the prospective adoption of amended guidance regarding transfers of financial assets that resulted in the accounts receivable securitization program no longer being accounted for as a sale of accounts receivable and the funding under the program now reported as short-term borrowings as discussed in Note 7 and the prospective adoption of amended guidance that requires reconsideration of consolidation conclusions for all variable interest entities (VIEs) that resulted in the consolidation of TXU Receivables Company. All intercompany items and transactions have been eliminated in consolidation. All acquisitions of outstanding debt for cash, including notes that had been issued in lieu of cash interest, are presented in the financing activities section of the statement of cash flows. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

Derivative Instruments and Mark-to-Market Accounting

EFCH enters into contracts for the purchase and sale of electricity, natural gas and other commodities and also enters into other derivative instruments such as options, swaps, futures and forwards primarily to manage commodity price and interest rate risks. If the instrument meets the definition of a derivative under accounting standards related to derivative instruments and hedging activities, changes in the fair value of the derivative are recognized in net income as unrealized gains and losses, unless the criteria for certain exceptions are met, and an offsetting derivative asset or liability is recorded in the balance sheet. This recognition is referred to as “mark-to-market” accounting. The fair values of EFCH’s unsettled derivative instruments under mark-to-market accounting are reported in the balance sheet as commodity and other derivative contractual assets or liabilities. When derivative instruments are settled and realized gains and losses are recorded, the previously recorded unrealized gains and losses and derivative assets and liabilities are reversed. See Notes 11 and 13 for additional information regarding fair value measurement and commodity and other derivative contractual assets and liabilities. Under the election criteria of accounting standards related to derivative instruments and hedging activities, EFCH may elect the “normal” purchase and sale exemption. A commodity-related derivative contract may be designated as a “normal” purchase or sale if the commodity is to be physically received or delivered for use or sale in the normal course of business. If designated as normal, the derivative contract is accounted for under the accrual method of accounting (not marked-to-market) with no balance sheet or income statement recognition of the contract until settlement.

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

To qualify for hedge accounting, a hedge must be considered highly effective in offsetting changes in fair value of the hedged item. Assessment of the hedge’s effectiveness is tested at least quarterly throughout its term to continue to qualify for hedge accounting. Changes in fair value that represent hedge ineffectiveness, even if the hedge continues to be assessed as effective, are immediately recognized in net income. Ineffectiveness is generally measured as the cumulative excess, if any, of the change in value of the hedging instrument over the change in value of the hedged item. See Notes 8 and 13 for additional information concerning hedging activity.

At December 31, 2010 and 2009, there were no derivative positions accounted for as cash flow or fair value hedges. Accumulated other comprehensive income includes amounts related to interest rate swaps previously designated as cash flow hedges that will be recognized in net income as the hedged transactions impact net income (see Note 8).

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

Revenue Recognition

EFCH records revenue from electricity sales under the accrual method of accounting. Revenues are recognized when electricity is provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the revenues earned from the meter reading date to the end of the period (unbilled revenue).

EFCH reports physically delivered commodity sales and purchases in the income statement on a gross basis in revenues and fuel, purchased power and delivery fees, respectively, and EFCH reports all other commodity related contracts and financial instruments (primarily derivatives) in the income statement on a net basis, in net gain/(loss) from commodity hedging and trading activities. As part of ERCOT’s transition to a nodal wholesale market effective December 1, 2010, volumes under nontrading bilateral purchase and sales contracts, including contracts intended as hedges, are no longer scheduled as physical power with ERCOT. Accordingly, unless the volumes represent physical deliveries to customers or purchases from counterparties, effective with the nodal market implementation, such contracts are reported net in the income statement in net gain/(loss) from commodity hedging and trading activities instead of reported gross as wholesale revenues or purchased power costs. As a result of the changes in wholesale market operations, effective with the nodal market implementation, if volumes delivered to EFCH’s retail and wholesale customers are less than its generation volumes (as determined on a daily settlement basis), EFCH records additional wholesale revenues, and if volumes delivered to EFCH’s retail and wholesale customers exceed its generation volumes, EFCH records additional purchased power costs. The additional wholesale revenues or purchased power costs are offset in net gain/(loss) from commodity hedging and trading activities.

Impairment of Long-Lived Assets

EFCH evaluates long-lived assets (including intangible assets with finite lives) for impairment whenever indications of impairment exist. The carrying value of such assets is deemed to be impaired if the projected undiscounted cash flows are less than the carrying value. If there is such impairment, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by discounted cash flows, supported by available market valuations, if applicable. See Note 3 for details of the impairment of the natural gas-fueled generation facilities recorded in 2008.

Finite-lived intangibles identified as a result of purchase accounting are amortized over their estimated useful lives based on the expected realization of economic effects. See Note 2 for additional information.

Goodwill and Intangible Assets with Indefinite Lives

EFCH evaluates goodwill and intangible assets with indefinite lives for impairment at least annually (as of December 1). See Note 2 for details of goodwill and intangible assets with indefinite lives, including discussion of fair value determinations and impairments of goodwill and trade name intangible assets recorded in 2010, 2009 and 2008.

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

Defined Benefit Pension Plans and Other Postretirement Employee Benefit Plans

EFCH bears a portion of the costs of the EFH Corp. sponsored pension and OPEB plans offering pension benefits based on either a traditional defined benefit formula or a cash balance formula to eligible employees and also offering certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from EFCH. Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates. Under multiemployer plan accounting, EFH Corp. has elected to not allocate retirement plan assets and liabilities to EFCH. See Note 16 for additional information regarding pension and OPEB plans.

Stock-Based Incentive Compensation

EFH Corp.’s 2007 Stock Incentive Plan authorizes discretionary grants to directors, officers and qualified managerial employees of EFH Corp. or its affiliates (including EFCH) of non-qualified stock options, stock appreciation rights, restricted shares, shares of common stock, the opportunity to purchase shares of common stock and other EFH Corp. stock-based awards. Stock-based compensation expense is recognized over the vesting period based on the grant-date fair value of those awards. Stock options have been granted to employees of EFCH under the plan. See Note 17 for information regarding stock-based incentive compensation.

Sales and Excise Taxes

Sales and excise taxes are accounted for as a “pass through” item on the balance sheet; i.e., the tax is billed to customers and recorded as trade accounts receivable with an offsetting amount recorded as a liability to the taxing jurisdiction.

Franchise and Revenue-Based Taxes

Unlike sales and excise taxes, franchise and gross receipt taxes are not a “pass through” item. These taxes are assessed to EFCH by state and local government bodies, based on revenues or kWh delivered, as a cost of doing business and are recorded as an expense. Rates EFCH charges to customers are intended to recover EFCH’s costs, including the franchise and gross receipt taxes, but EFCH is not acting as an agent to collect the taxes from customers.

Income Taxes

EFH Corp. files a consolidated federal income tax return; however, EFCH’s income tax expense and related balance sheet amounts are recorded as if EFCH files separate income tax returns. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. EFCH reports interest and penalties related to uncertain tax positions as current income tax expense.

Accounting for Contingencies

EFCH’s financial results may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events. See Note 9 for a discussion of contingencies.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

Restricted Cash

The terms of certain agreements require the restriction of cash for specific purposes. As of December 31, 2010, $1.135 billion of cash was restricted to support letters of credit. See Notes 8 and 20 for more details regarding restricted cash.

Property, Plant and Equipment

As a result of purchase accounting, carrying amounts of property, plant and equipment were adjusted to estimated fair values at the Merger date. Subsequent additions have been recorded at cost. The cost of self-constructed property additions includes materials and both direct and indirect labor and applicable overhead, including payroll-related costs.

Depreciation of EFCH’s property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the properties. Depreciation expense is calculated on a component asset-by-asset basis. Estimated depreciable lives are based on management’s estimates of the assets’ economic useful lives. See Note 20.

Capitalized Interest

Interest related to qualifying construction projects and qualifying software projects is capitalized in accordance with accounting guidance related to capitalization of interest cost. See Note 20.

Inventories

Inventories are reported at the lower of cost (on a weighted average basis) or market unless expected to be used in the generation of electricity. Also see discussion immediately below regarding environmental allowances and credits.

Environmental Allowances and Credits

EFCH accounts for all environmental allowances and credits as identifiable intangible assets with finite lives that are subject to amortization. The recorded values of these intangible assets were originally established reflecting fair value determinations as of the date of the Merger under purchase accounting. Amortization expense associated with these intangible assets is recognized on a unit of production basis as the allowances or credits are consumed in generation operations. The environmental allowances and credits are assessed for impairment when conditions or events occur that could affect the carrying value of the assets. See Note 2 for details of impairment amounts recorded in 2008.

Investments

Investments in a nuclear decommissioning trust fund are carried at current market value in the balance sheet. Assets related to employee benefit plans represent investments held to satisfy deferred compensation liabilities and are recorded at current market value. See Note 14 for details of these and other investment.

Push-Down of EFH Corp. Debt

In accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, EFCH reflects amounts of certain EFH Corp. Senior Notes and EFH Corp. Senior Secured Notes on its balance sheet and the related interest expense in its income statement. The amount reflected on EFCH’s balance sheet was calculated based upon the relative equity investment of EFCH and EFIH in their respective operating subsidiaries at the time of the Merger (see Note 8).

Changes in Accounting Standards

As of January 1, 2010, EFCH adopted new FASB guidance that requires reconsideration of consolidation conclusions for all VIEs and other entities with which EFCH is involved. See Note 18 for discussion of EFCH’s evaluation of VIEs. There were no material effects on EFCH’s financial statements as a result of the adoption of this new guidance.

As of January 1, 2010, EFCH adopted new FASB guidance regarding accounting for transfers of financial assets that eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. Accordingly, the trade accounts receivable amounts under the accounts receivable securitization program discussed in Note 7 are now reported as pledged balances, and the related funding amounts are reported as short-term borrowings. Prior to January 1, 2010, the activity was accounted for as a sale of accounts receivable in accordance with previous accounting standards, which resulted in the funding being recorded as a reduction of accounts receivable. This new guidance does not impact the covenant-related ratio calculations in EFCH’s debt agreements.

2. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides the goodwill balances as of December 31, 2010 and the changes in such balances for the year ended December 31, 2010. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,322
Accumulated impairment charges through 2009 (a)	(8,070)

Balance as of January 1, 2010	10,252
Additional impairment charge in 2010	(4,100)

Balance as of December 31, 2010 (b)	$6,152

(a)	Includes $70 million in 2009 and $8.0 billion in 2008.
(b)	Net of accumulated impairment charges totaling $12.170 billion.

Goodwill and Trade Name Intangible Asset Impairments

In the third quarter 2010, EFCH recorded a $4.1 billion noncash goodwill impairment charge. The impairment testing and resulting charge was driven by the sustained decline in forward natural gas prices and reflected the estimated effect of lower wholesale power prices on the enterprise value of the business, as indicated by EFCH’s cash flow projections and declines in market values of securities of comparable companies.

The calculation of the goodwill impairment involved the following steps: first, EFCH estimated the debt-free enterprise value of the business as of July 31, 2010 taking into account future estimated cash flows and current securities values of comparable companies; second, EFCH estimated the fair values of the individual operating assets and liabilities of the business at that date; third, EFCH calculated “implied” goodwill as the excess of the estimated enterprise value over the estimated value of the net operating assets; and finally, EFCH compared the implied goodwill amount to the carrying value of goodwill and recorded an impairment charge for the amount the carrying value of goodwill exceeded implied goodwill.

The annual impairment testing performed as of December 1, 2010 for goodwill and intangible assets with indefinite useful lives resulted in no additional impairment beyond the charge recorded in the third quarter 2010 discussed immediately above. The annual goodwill test determined that EFCH’s carrying value exceeded its estimated fair value (enterprise value) by approximately 11%. The estimated enterprise value as of December 1, 2010 did not change materially from the estimate at July 31, 2010. Additional testing was performed to ascertain that the estimated implied goodwill amount as of December 1 had not declined further from the amount estimated at July 31.

In the first quarter 2009, EFCH completed the fair value calculations supporting an initial $8.0 billion goodwill impairment charge that was recorded in the fourth quarter 2008. A $70 million increase in the charge was recorded in the first quarter 2009. The impairment charge primarily reflected the dislocation in the capital markets during the fourth quarter 2008 that increased interest rate spreads and the resulting discount rates used in estimating fair values and the effect of declines in market values of debt and equity securities of comparable companies. The calculation involved the same steps as those discussed above for the 2010 impairment. The total $8.070 billion charge was the first goodwill impairment recorded subsequent to the Merger date.

Also in the fourth quarter 2008, EFCH recorded a trade name intangible asset impairment charge totaling $481 million ($310 million after-tax). The impairment primarily arose from the increase in the discount rate used in estimating fair value as discussed above.

Although the annual impairment test date for goodwill and intangible assets with indefinite lives set by management at that time was October 1, management determined that in consideration of the continuing deterioration of securities values during the fourth quarter 2008, an impairment testing trigger occurred subsequent to that test date; consequently, the impairment charges were based on estimated fair values as of December 31, 2008.

The impairment determinations involved significant assumptions and judgments. The calculations supporting the estimates of the enterprise value of EFCH’s business and the fair values of its operating assets and liabilities utilized models that take into consideration multiple inputs, including commodity prices, discount rates, debt yields, securities prices of comparable companies and other inputs, assumptions regarding each of which could have a significant effect on valuations. The fair value measurements resulting from these models are classified as non-recurring Level 3 measurements consistent with accounting standards related to the determination of fair value (see Note 11). Because of the volatility of these factors, EFCH cannot predict the likelihood of any future impairment.

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	As of December 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$293	$170	$463	$215	$248
Favorable purchase and sales contracts	548	257	291	700	374	326
Capitalized in-service software	202	50	152	184	28	156
Environmental allowances and credits	986	304	682	992	212	780
Mining development costs	47	17	30	32	5	27

Total intangible assets subject to amortization	$2,246	$921	1,325	$2,371	$834	1,537

Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			91			101

Total intangible assets			$2,371			$2,593

Amortization expense related to intangible assets (including income statement line item) consisted of:

Intangible Asset (Income Statement line)	Useful lives as of December 31, 2010 (weighted average in years)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Retail customer relationship (Depreciation and amortization)	7	$78	$85	$51
Favorable purchase and sales contracts (Operating revenues/fuel, purchased power costs and delivery fees)	12	35	125	168
Capitalized in-service software (Depreciation and amortization)	5	23	16	10
Environmental allowances and credits (Fuel, purchased power costs and delivery fees)	27	92	91	102
Mining development costs (Depreciation and amortization)	3	11	4	1

Total amortization expense		$239	$321	$332

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

•

Favorable Purchase and Sales Contracts — Favorable purchase and sales contracts intangible asset primarily represents the above market value, based on observable prices or estimates, of commodity contracts for which: (i) EFCH has made the “normal” purchase or sale election allowed by accounting standards related to derivative instruments and hedging transactions or (ii) the contracts did not meet the definition of a derivative. The amortization periods of these intangible assets are based on the terms of the contracts. Unfavorable purchase and sales contracts are recorded as other noncurrent liabilities and deferred credits (see Note 20).

•

Trade name — The trade name intangible asset represents the estimated fair value of the TXU Energy trade name, and was determined to be an indefinite-lived asset not subject to amortization. This intangible asset is evaluated for impairment at least annually in accordance with accounting guidance related to goodwill and other intangible assets. See above for discussion of an impairment charge recorded in 2008.

•

Environmental Allowances and Credits — This intangible asset represents the fair value, based on observable prices or estimates, of environmental credits, substantially all of which were expected to be used in EFCH’s power generation activities. These credits are amortized utilizing a units-of-production method.

Impairment of Environmental Allowances and Credits Intangible Assets

In March 2005, the EPA issued regulations called the Clean Air Interstate Rule (CAIR) for 28 states, including Texas, where EFCH’s generation facilities are located. CAIR requires reductions of SO2 and NOx emissions from power generation facilities in these states. The SO2 reductions were beyond the reductions required under the Clean Air Act’s existing acid rain cap-and-trade program (the Acid Rain Program). CAIR also established a new regional cap-and-trade program for NOx emissions reductions.

In July 2008, the US Court of Appeals for the D.C. Circuit (the D.C. Circuit Court) invalidated CAIR. The D.C. Circuit Court did not overturn the existing cap-and-trade program for SO2 reductions under the Acid Rain Program.

Based on the D.C. Circuit Court’s ruling, EFCH recorded a noncash impairment charge to earnings in 2008. EFCH impaired NOx allowances in the amount of $401 million (before deferred income tax benefit). As a result of the D.C. Circuit Court’s decision, NOx allowances would no longer be needed, and thus there would not be an actively traded market for such allowances. Consequently, EFCH’s NOx allowances would likely have very little value absent reversal of the D.C. Circuit Court’s decision or promulgation of new rules by the EPA. In addition, EFCH impaired SO2 allowances in the amount of $100 million (before deferred income tax benefit). While the D.C. Circuit Court did not invalidate the Acid Rain Program, EFCH would have more SO2 allowances than it would need to comply with the Acid Rain Program. While there continued to be a market for SO2 allowances, the D.C. Circuit Court’s decision resulted in a material decrease in the market price of SO2 allowances.

The impairment amounts recorded in 2008 were reported in other deductions.

In December 2008, in response to an EPA petition, the D.C. Circuit Court reversed, in part, its previous ruling. Such reversal confirmed CAIR is not valid, but allowed it to remain in place while the EPA revises CAIR to correct the previously identified shortcomings. In July 2010, the EPA released a proposed rule called the Clean Air Transport Rule (CATR). The CATR, as proposed, would replace CAIR in 2012. EFCH cannot predict the impact of a final rule on its business, results of operations and financial condition.

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Amortization Expense
2011	$188
2012	148
2013	129
2014	113
2015	95

3. IMPAIRMENT OF NATURAL GAS-FUELED GENERATION FACILITIES

In 2008, EFCH performed an evaluation of its natural gas-fueled generation facilities for impairment. The impairment test was triggered by a determination that it was more likely than not that certain generation units would be retired or mothballed (idled) earlier than previously expected. The natural gas-fueled generation units are generally operated to meet peak demands for electricity and all such facilities are tested for impairment as an asset group. As a result of the evaluation, it was determined that an impairment existed, and a charge of $229 million ($147 million after-tax) was recorded to write down the assets to fair value of approximately $28 million, which was determined based on discounted estimated future cash flows. The impairment was reported in other deductions.

4. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

Accounting guidance related to uncertain tax positions requires that all tax positions subject to uncertainty be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.

EFH Corp. and its subsidiaries file income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of income tax returns filed by EFH Corp. and any of its subsidiaries for the years ending prior to January 1, 2003 are complete, but the tax years from 1997 to 2002 remain in appeals with the IRS. The conclusion of issues contested from the 1997 to 2002 audit, including IRS Joint Committee review, is expected to occur before the end of 2012. An IRS audit of tax years 2003 to 2006 is in progress and is expected to be completed in 2011. Texas franchise and margin tax returns are under examination or still open for examination for tax years beginning after 2002.

EFCH classifies interest and penalties related to uncertain tax positions as current income tax expense. Amounts recorded related to interest and penalties totaled a benefit of $8 million in 2010, and expenses of $18 million in 2009 and $22 million in 2008, including $1 million recorded as goodwill (all amounts after tax).

Noncurrent liabilities included a total of $128 million and $141 million in accrued interest as of December 31, 2010 and 2009, respectively. The federal income tax benefit on the interest accrued on uncertain tax positions is recorded as accumulated deferred income taxes.

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in the consolidated balance sheet, during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance as of January 1 excluding interest and penalties	$903	$787	748
Additions based on tax positions related to prior years	26	59	46
Reductions based on tax positions related to prior years	(70)	(10)	(40)
Additions based on tax positions related to the current year	72	67	33
Settlements with taxing authorities	—	—	—

Balance as of December 31, excluding interest and penalties	$931	$903	$787

Of the balance as of December 31, 2010, $882 million represents tax positions for which the uncertainty relates to the timing of recognition in tax returns. The disallowance of such positions would not affect the effective tax rate, but could accelerate the payment of cash to the taxing authority to an earlier period.

With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should EFH Corp. sustain such positions on income tax returns previously filed, EFCH’s liabilities recorded would be reduced by $49 million, and accrued interest would be reversed resulting in an $8 million after-tax benefit, resulting in increased net income and a favorable impact on the effective tax rate.

Other than the items discussed above, EFCH does not expect the total amount of liabilities recorded related to uncertain tax positions will significantly increase or decrease within the next 12 months.

5. INCOME TAXES

The components of EFCH’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
US Federal	$(254)	$(9)	$(163)
State	39	36	36

Total current	(215)	27	(127)

Deferred:
US Federal	521	322	(389)
State	12	2	12

Total deferred	533	324	(377)

Total	$318	$351	$(504)

Reconciliation of income taxes computed at the US federal statutory rate to income tax expense:

	Year Ended December 31,
	2010	2009	2008
Income (loss) before income taxes	$(3,212)	$866	$(9,543)

Income taxes at the US federal statutory rate of 35%	(1,124)	303	(3,340)
Lignite depletion allowance	(21)	(18)	(29)
Nondeductible goodwill impairment	1,435	25	2,800
Production activities deduction	—	(8)	—
Nondeductible interest expense	9	9	8
Texas margin tax, net of federal benefit	31	19	29
Interest accrued for uncertain tax positions, net of tax	(8)	18	21
Reversal of previously disallowed interest resulting from debt exchanges	(13)	—	—
Other, including audit settlements	9	3	7

Income tax expense (benefit)	318	351	(504)

Effective tax rate	(9.9)%	40.5%	5.3%

Deferred Income Tax Balances

Deferred income taxes provided for temporary differences based on tax laws in effect as of December 31, 2010 and 2009 balance sheet dates are as follows:

	December 31,			December 31,
	2010			2009
	Total	Current	Noncurrent	Total	Current	Noncurrent
Deferred Income Tax Assets
Alternative minimum tax credit carryforwards	$328	$—	$328	$339	$—	$339
Net operating loss carryforwards	211	—	211	—	—	—
Unfavorable purchase and sales contracts	240	—	240	249	—	249
Employee benefit obligations	63	20	43	55	18	37
Accrued interest	129	—	129	139	—	139
Other	250	7	243	234	15	219

Total	1,221	27	1,194	1,016	33	983

Deferred Income Tax Liabilities
Property, plant and equipment	4,384	—	4,384	4,231	—	4,231
Commodity contracts and interest rate swaps	1,677	31	1,646	1,322	31	1,291
Identifiable intangible assets	833	—	833	904	—	904
Debt fair value discounts	4	—	4	22	—	22
Debt extinguishment gains	313	—	313	—	—	—
Other	14	—	14	3	1	2

Total	7,225	31	7,194	6,482	32	6,450

Net Deferred Income Tax (Asset) Liability	$6,004	$4	$6,000	$5,466	$(1)	$5,467

As of December 31, 2010, EFCH had $328 million of alternative minimum tax credit carryforwards (AMT) available to offset future tax payments. The AMT credit carryforwards have no expiration date. As of December 31, 2010, EFCH had net operating loss (NOL) carryforwards for federal income tax purposes of $603 million that expire in 2031. The NOL carryforwards can be used to offset future taxable income. EFCH expects to utilize all of its NOL carryforwards prior to their expiration dates.

The income tax effects of the components included in accumulated other comprehensive income as of December 31, 2010 and December 31, 2009 totaled a net deferred tax asset of $37 million and $68 million, respectively.

See Note 4 for discussion regarding accounting for uncertain tax positions.

6. OTHER INCOME AND DEDUCTIONS

	Year Ended December 31,
	2010	2009	2008
Other income:
Debt extinguishment gains (Note 8)	$687	$—	$—
Gain on termination of long-term power sales contract (a)	116	—	—
Gain on sale of land/water rights	44	—	—
Gain on sale of interest in natural gas gathering pipeline business	37	—	—
Sales tax refunds	5	5	—
Insurance/litigation settlements (b)	3	—	21
Mineral rights royalty income	1	6	4
Reversal of reserves recorded in purchase accounting (c)	—	34	—
Fee received related to interest rate swap/commodity hedge derivative agreement (Note 13)	—	6	—
Net gain on sale of other properties and investments	—	4	4
Other	10	4	6

Total other income	$903	$59	$35

Other deductions:
Impairment of emission allowances intangible assets (Note 2)	$—	$—	$501
Impairment of trade name intangible asset (Note 2)	—	—	481
Charge for impairment of natural gas-fueled generation facilities (Note 3)	—	—	229
Impairment of land	—	34	—
Charge related to Lehman bankruptcy (d)	—	—	26
Asset writeoff	5	2	—
Severance expenses	3	7	—
Equity losses — unconsolidated affiliates	—	6	10
Contract termination expenses	—	4	—
Litigation/regulatory settlements	1	—	7
Other	9	10	9

Total other deductions	$18	$63	$1,263

(a)	In November 2010, the counterparty to a long-term power sales agreement terminated the contract, which had a remaining term of 27 years. The contract was a derivative and subject to mark-to-market accounting. The termination resulted in a noncash gain of $116 million, which represented the derivative liability as of the termination date.
(b)	2008 amount represents insurance recovery for damage to mining equipment.
(c)	Includes $23 million for reversal of a use tax accrual, related to periods prior to the Merger, due to state ruling in 2009 and $11 million for reversal of excess exit liabilities recorded in connection with the termination of outsourcing arrangements (see Note 15).
(d)	Represents reserve established against amounts due (excluding termination related costs) from subsidiaries of Lehman Brothers Holdings Inc. (Lehman) arising from commodity hedging and trading activities.

7. TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). Under the program, TXU Energy (originator) sells trade accounts receivable to TXU Receivables Company, which is an entity created for the special purpose of purchasing receivables from the originator and is a wholly-owned, bankruptcy-remote, direct subsidiary of EFH Corp. Effective January 1, 2010 TXU Receivables Company is consolidated by EFCH in accordance with amended consolidated accounting standards as discussed in Note 18. TXU Receivables Company sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. In accordance with the amended transfers and servicing accounting standard as discussed in Note 1, the trade accounts receivable amounts under the program are reported as pledged balances, and the related funding amounts are reported as short-term borrowings. Prior to the January 1, 2010 effective date of the new accounting standard, TXU Receivables Company was not consolidated by EFCH, and the activity was accounted for as a sale of accounts receivable in accordance with previous accounting standards, which resulted in the funding being recorded as a reduction of accounts receivable.

In June 2010, the accounts receivable securitization program was amended. The amendments, among other things, reduced the maximum funding amount under the program to $350 million from $700 million. Program funding declined from $383 million as of December 31, 2009 to $96 million as of December 31, 2010. Under the terms of the program, available funding was reduced by $38 million of customer deposits held by the originator because TCEH’s credit ratings were lower than Ba3/BB-. The declines in actual and maximum funding amounts reflected exclusion of receivables under contractual sales agreements.

All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued a subordinated note payable to the originator for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originator that was funded by the sale of the undivided interests. The subordinated note issued by TXU Receivables Company is subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated note payable, which is eliminated in consolidation beginning January 1, 2010, totaled $516 million and $463 million as of December 31, 2010 and 2009, respectively.

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

Program fee amounts were as follows:

	Year Ended December 31,
	2010	2009	2008
Program fees	$10	$12	$25
Program fees as a percentage of average funding (annualized)	3.8%	2.4%	5.2%

Activities of TXU Receivables Company were as follows:

	Year Ended December 31,
	2010	2009	2008
Cash collections on accounts receivable	$6,334	$6,125	$6,393
Face amount of new receivables purchased	(6,100)	(6,287)	(6,418)
Discount from face amount of purchased receivables	12	14	29
Program fees paid to funding entities	(10)	(12)	(25)
Servicing fees paid to Service Co. for recordkeeping and collection services	(2)	(2)	(4)
Increase (decrease) in subordinated notes payable	53	195	(28)

Financing/operating cash flows used by (provided to) originator under the program	$287	$33	$(53)

Changes in funding under the program have previously been reported as operating cash flows, and the amended accounting rule requires that the amount of funding under the program as of the January 1, 2010 adoption ($383 million) be reported as a use of operating cash flows and a source of financing cash flows. All changes in funding subsequent to adoption of the amended standard are reported as financing activities.

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Receivables Company or Service Co. defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than Service Co., any parent guarantor of the originator or the originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. As of December 31, 2010, there were no such events of termination.

Upon termination of the program, liquidity would be reduced as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

Trade Accounts Receivable

	December 31,
	2010	2009
Wholesale and retail trade accounts receivable, including $612 in pledged retail receivables as of December 31, 2010	$1,055	$1,473
Retail accounts receivable sold to TXU Receivables Company	—	(846)
Subordinated notes receivable from TXU Receivables Company	—	463
Allowance for uncollectible accounts	(64)	(81)

Trade accounts receivable — reported in balance sheet	$991	$1,009

Gross trade accounts receivable as of December 31, 2010 and 2009 included unbilled revenues of $297 million and $468 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Year Ended December 31,
	2010	2009	2008
Allowance for uncollectible accounts receivable as of beginning of period	$81	$64	$24
Increase for bad debt expense	108	116	81
Decrease for account write-offs	(125)	(99)	(67)
Charge related to Lehman bankruptcy	—	—	26

Allowance for uncollectible accounts receivable as of end of period	$64	$81	$64

Affiliated Receivables

Receivables from affiliates are measured at historical cost and primarily consist of notes receivable for cash loaned to EFH Corp. for debt principal and interest payments and other general corporate purposes of EFH Corp. TCEH reviews economic conditions, counterparty credit scores and historical payment activity to assess the overall collectability of its affiliated receivables. Notes receivable from EFH Corp. totaled $1.921 billion and $1.406 billion as of December 31, 2010 and 2009, respectively. There were no credit loss allowances as of December 31, 2010 or 2009. See Note 19 for additional information about related party transactions.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

As of December 31, 2010, EFCH and its subsidiaries had outstanding short-term borrowings totaling $1.221 billion, which included $1.125 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 3.8%, excluding certain customary fees, and $96 million under the accounts receivable securitization program discussed in Note 7.

As of December 31, 2009, EFCH and its subsidiaries had outstanding short-term borrowings totaling $953 million at a weighted average interest rate of 3.73%, excluding certain customary fees, at the end of the period. All short-term borrowings were under the TCEH Revolving Credit Facility.

Credit Facilities

EFCH’s (through TCEH) credit facilities with cash borrowing and/or letter of credit availability as of December 31, 2010 are presented below. The facilities are all senior secured facilities.

		As of December 31, 2010
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Revolving Credit Facility (a)	October 2013	$2,700	$—	$1,125	$1,440
TCEH Letter of Credit Facility (b)	October 2014	1,250	—	1,250	—

Subtotal TCEH		$3,950	$—	$2,375	$1,440

TCEH Commodity Collateral Posting Facility (c)	December 2012	Unlimited	$—	$—	Unlimited

(a)	Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. Availability amount includes $94 million of commitments from Lehman that are only available from the fronting banks and the swingline lender and excludes $135 million of requested cash draws that have not been funded by Lehman. All outstanding borrowings under this facility as of December 31, 2010 bear interest at LIBOR plus 3.5%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility.
(b)	Facility used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility were drawn at the inception of the facility, are classified as long-term debt, and except for $115 million related to a letter of credit drawn in June 2009, have been retained as restricted cash. Letters of credit totaling $874 million issued as of December 31, 2010 are supported by the restricted cash, and the remaining letter of credit availability totals $261 million.
(c)	Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 330 million MMBtu as of December 31, 2010. As of December 31, 2010, there were no borrowings under this facility. See “TCEH Senior Secured Facilities” below for additional information.

Long-Term Debt

As of December 31, 2010 and December 31, 2009, long-term debt consisted of the following:

	December 31, 2010	December 31, 2009
TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	171
0.320% Floating Series 2001D-2 due May 1, 2033 (b)	97	97
0.310% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
0.320% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (d)	(132)	(147)

Senior Secured Facilities:
3.764% TCEH Initial Term Loan Facility maturing October 10, 2014 (e)(f)(h)	15,915	16,079
3.764% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (e)(f)	4,034	4,075
3.761% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	1,250	1,250
0.250% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (g)	—	—

Other:
10.25% Fixed Senior Notes due November 1, 2015 (h)	2,046	3,000
10.25% Fixed Senior Notes due November 1, 2015, Series B (h)	1,442	2,000
10.50 / 11.25% Senior Toggle Notes due November 1, 2016 (h)	1,406	1,952
15.00% Senior Secured Second Lien Notes due April 1, 2021	336	—
15.00% Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	—
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	42	55
Capital lease obligations	76	153
Other	3	—
Unamortized fair value discount (d)	(2)	(4)

Total TCEH	$29,191	$29,953

	December 31, 2010	December 31, 2009
EFCH (parent entity)
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$46	$51
8.254% Fixed Notes due in quarterly installments through December 31, 2021	46	50
1.087% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (d)	(10)	(11)

Subtotal	91	99

EFH Corp. debt pushed down (i)
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	179	915
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	285	1,398
9.75% EFH Corp. Fixed Senior Secured Notes due October 15, 2019	58	58
10.00 EFH Corp. Fixed Senior Secured Notes due January 15, 2020	328	—

Subtotal – EFH Corp. debt pushed down	850	2,371

Total EFCH	941	2,470

Total EFCH consolidated	30,132	32,423
Less amount due currently	(658)	(302)
Less amount held by affiliates	(343)	(143)

Total long-term debt	$29,131	$31,978

(a)	These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.
(b)	Interest rates in effect as of December 31, 2010. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rate in effect as of December 31, 2010. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.
(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(e)	Interest rate swapped to fixed on $15.80 billion principal amount.
(f)	Interest rates in effect as of December 31, 2010.
(g)	Interest rate in effect as of December 31, 2010, excluding a quarterly maintenance fee of approximately $11 million. See “Credit Facilities” above for more information.
(h)	As discussed below and in Note 19, principal amounts of notes/loans totaling $343 million and $143 million as of December 31, 2010 and 2009, respectively, are held by affiliates as a result of debt exchanges completed by EFH Corp. and EFIH in 2009 and 2010.
(i)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by EFCH and pushed down (pushed-down debt) per the discussion below under “Push Down of EFH Corp. Debt.”

Debt-Related Activity in 2010 — Repayments of long-term debt in 2010 totaling $304 million represented principal payments at scheduled maturity dates as well as other repayments totaling $99 million, principally related to capitalized leases. Payments at scheduled amortization or maturity dates included $164 million repaid under the TCEH Initial Term Loan Facility and $41 million repaid under the TCEH Delayed Draw Term Loan Facility.

During 2010 TCEH issued, through the payment-in-kind (PIK) election discussed under “TCEH Senior Notes” below, $205 million principal amount of its 10.50%/11.25% Senior Toggle Notes due November 2016 (TCEH Toggle Notes) in lieu of making cash interest payments.

2010 Debt Exchanges, Repurchases and Issuances — In 2010, TCEH issued $1.221 billion principal amount of 15% Senior Secured Second Lien Notes due in 2021 in exchange for $1.748 billion principal amount of outstanding TCEH Senior Notes due in 2015 and 2016. TCEH also issued $350 million principal amount of TCEH Secured Second Lien Notes due in 2021 for cash, and used the net proceeds to repurchase $523 million principal amount of TCEH Senior Notes due in 2015 and 2016. Activity related to pushed down debt consisted of the issuance of $561 million principal amount of EFH Corp. 10% Notes due 2020 in an exchange transaction, the issuance of $500 million principal amount of EFH Corp. 10% Notes for cash, of which $95 million has been used to repurchase Merger-related debt, the acquisition in exchange transactions of $3.892 billion of EFH Corp. Senior Notes and Senior Toggle Notes and $194 million in PIK interest on the EFH Corp. Senior Toggle Notes. A discussion of these transactions and a description of the TCEH Secured Second Lien Notes are presented below. Debt issued in exchange for or to repurchase Merger-related debt is considered Merger-related and subject to pushdown (see discussion below under “Push Down of EFH Corp. Debt”).

Transactions completed in the year ended December 31, 2010 related to debt issued by TCEH and pushed down debt were as follows:

•

In November, TCEH and TCEH Finance issued $885 million aggregate principal amount of TCEH 15% Senior Secured Second Lien Notes (Series B) due 2021 in exchange for $850 million aggregate principal amount of TCEH 10.25% Notes and $420 million aggregate principal amount of TCEH Toggle Notes.

•

In October, TCEH and TCEH Finance issued $336 million aggregate principal amount of TCEH 15% Senior Secured Second Lien Notes due 2021 in exchange for $423 million aggregate principal amount of TCEH 10.25% Notes (plus accrued interest paid in cash) and $55 million aggregate principal amount of TCEH Toggle Notes (together, the TCEH Senior Notes).

•

In October, TCEH and TCEH Finance issued $350 million aggregate principal amount of TCEH 15% Senior Secured Second Lien Notes (Series B) due 2021, and used the $343 million of net proceeds to repurchase $240 million principal amount of TCEH 10.25% Notes (including $14 million from EFH Corp.) and $283 million principal amount of TCEH Toggle Notes (including $83 million from EFH Corp.) and paid accrued interest from cash on hand. TCEH paid $53 million of the net proceeds for the TCEH notes held by EFH Corp., which were retired.

•

In a public (registered with the SEC) debt exchange transaction in August, EFIH and EFIH Finance (together, the Issuers) issued $2.180 billion aggregate principal amount of EFIH 10% Notes due 2020 and paid $500 million in cash, plus accrued interest, in exchange for $2.166 billion aggregate principal amount of EFH Corp. Toggle Notes and $1.428 billion aggregate principal amount of EFH Corp. 10.875% Notes (together, the EFH Corp. Senior Notes). As a result of EFIH acquiring these EFH Corp. Senior Notes, they are no longer pushed down to EFCH’s financial statements. (See “Push Down of EFH Corp. Debt” below.)

•

Between April and July, EFH Corp. issued $527 million principal amount of EFH Corp. 10% Notes due 2020 in exchange for $549 million principal amount of EFH Corp. 5.55% Series P Senior Notes (not pushed down to EFCH), $110 million principal amount of EFH Corp. Toggle Notes, $25 million principal amount of EFH Corp. 10.875% Notes, $13 million principal amount of TCEH 10.25% Notes and $17 million principal amount of TCEH Toggle Notes.

•

In March, EFH Corp. issued $34 million principal amount of EFH Corp. 10% Notes due 2020 in exchange for $20 million principal amount of EFH Corp. Toggle Notes and $27 million principal amount of TCEH Toggle Notes.

•

In January, EFH Corp. issued $500 million aggregate principal amount of EFH Corp. 10% Notes due 2020, with the proceeds intended to be used for general corporate purposes including debt exchanges and repurchases. Of the proceeds, $95 million has been used to repurchase Merger-related debt.

•

In addition, from time to time in 2010, EFH Corp. repurchased $124 million principal amount of EFH Corp. Toggle Notes, $19 million principal amount of EFH Corp. 10.875% Notes, $181 million principal amount of TCEH 10.25% Notes, $32 million principal amount of TCEH Toggle Notes and $20 million principal amount of initial term loans under the TCEH Senior Secured Facilities for $252 million in cash plus accrued interest.

•	In May and November 2010, EFH Corp. elected the PIK feature, which increased the principal amount of the EFH Corp. Toggle Notes by $194 million.

The EFH Corp. notes acquired by EFIH and the majority of the TCEH notes and initial term loans under the TCEH Senior Secured Facilities acquired by EFH Corp. are held as investments by EFIH and EFH Corp. All other securities acquired in the above transactions have been cancelled. (See “Push Down of EFH Corp. Debt” below.)

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

Increases in long-term debt during 2009 totaling $522 million consisted of increased borrowings under the TCEH Delayed Draw Term Loan Facility, which was fully drawn as of July 2009, to fund expenditures related to construction of new generation facilities and environmental upgrades of existing lignite/coal-fueled generation facilities. In addition, long-term debt increased as a result of TCEH increasing, through the PIK election, the principal amount of the TCEH Toggle Notes by $202 million in lieu of making cash interest payments.

2009 Debt Exchanges — In November 2009, EFH Corp., EFIH and EFIH Finance completed debt exchange transactions, which resulted in the issuance of $115 million principal amount of 9.75% Senior Secured Notes due 2019 by EFH Corp. (the EFH Corp. 9.75% Notes) and $141 million principal amount of notes by EFIH and EFIH Finance (not pushed down to EFCH) in exchange for $169 million principal amount of EFH Corp. 10.875% Notes, $12 million principal amount of EFH Corp. Toggle Notes, $143 million principal amount of TCEH 10.25% Notes and $33 million principal amount of other EFH Corp. debt (not pushed down to EFCH).

Maturities — Long-term debt maturities as of December 31, 2010 are as follows:

Year
2011	$644
2012	231
2013	289
2014	20,626
2015	3,505
Thereafter (a)	4,905
Unamortized fair value premium	—
Unamortized fair value discount (b)	(144)
Capital lease obligations	76

Total	$30,132

(a)	Long-term debt maturities for EFCH (parent entity), including pushed down debt, total $9 million, $10 million, $11 million, $12 million, $13 million and $896 million for 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.
(b)	Unamortized fair value discount for EFCH (parent entity) totals $(10) million.

Push Down of EFH Corp. Debt — Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt of EFH Corp. (parent) that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in the financial statements of EFCH. Merger-related debt of EFH Corp. held as an investment by its subsidiaries is not subject to push down.

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

The Merger-related debt of EFH Corp. subject to push down due to the guarantee by EFCH and EFIH totaled $1.701 billion as of December 31, 2010 and consisted of:

•

$656 million principal amount of EFH Corp. 10% Notes issued in 2010 (includes $561 million principal amount issued in exchange for EFH Corp. and TCEH Merger-related debt and $95 million representing proceeds from an issuance used to repurchase EFH Corp. Merger-related debt);

•	$571 million principal amount of EFH Corp. Toggle Notes (includes $194 million issued in 2010 as PIK interest);

•	$359 million principal amount of 10.875% Notes, and

•	$115 million principal amount of EFH Corp. 9.75% Notes.

EFCH’s balance sheet as of December 31, 2010 reflects 50% of these amounts. In addition to the $1.701 billion principal amount of debt subject to push down, EFCH and EFIH have guaranteed (fully and unconditionally on a joint and several basis) EFH Corp. debt that is not Merger-related, which as of December 31, 2010 consisted of $405 million principal amount of EFH Corp. 10% Notes. EFH Corp. Senior Notes totaling $3.724 billion principal amount that are held by EFIH as an investment are also guaranteed (fully and unconditionally on a joint and several basis) by EFCH and EFIH.

The EFCH guarantee of the Merger-related debt is not secured, and the EFIH guarantee of the EFH Corp. Senior Notes is not secured. The EFIH guarantee of the EFH Corp. 10% and 9.75% Notes is secured by EFIH’s pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (the EFIH Collateral). The guarantees are the general senior obligation of each guarantor and rank equally in right of payment with all existing and future senior indebtedness of each guarantor. The guarantees will be effectively subordinated to all secured indebtedness of each guarantor secured by assets other than the EFIH Collateral to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to any existing and future indebtedness and liabilities of EFH Corp.’s subsidiaries that are not guarantors.

TCEH Senior Secured Facilities — The applicable rate on borrowings under the TCEH Initial Term Loan Facility, the TCEH Delayed Draw Term Loan Facility, the TCEH Revolving Credit Facility and the TCEH Letter of Credit Facility as of December 31, 2010 is provided in the long-term debt table and in the discussion of short-term borrowings above and reflects LIBOR-based borrowings. These borrowings totaled $22.324 billion as of December 31, 2010, including $20 million held by EFH Corp. as a result of debt repurchases.

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

The TCEH Senior Secured Facilities contain customary negative covenants that, among other things, restrict, subject to certain exceptions, TCEH and its restricted subsidiaries’ ability to:

•	incur additional debt;

•	create additional liens;

•	enter into mergers and consolidations;

•	sell or otherwise dispose of assets;

•	make dividends, redemptions or other distributions in respect of capital stock;

•	make acquisitions, investments, loans and advances, and

•	pay or modify certain subordinated and other material debt.

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

TCEH 15% Senior Secured Second Lien Notes — The TCEH 15% Senior Secured Second Lien Notes and the TCEH 15% Senior Secured Second Lien Notes (Series B) (collectively, the TCEH Senior Secured Second Lien Notes) mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, beginning January 1, 2011, at a fixed rate of 15% per annum. The notes are unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH (collectively, the Guarantors). The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Credit Facilities on a first-priority basis (the TCEH Collateral), subject to certain exceptions (including the elimination of the pledge of equity interests of any subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

As of December 31, 2010, there were $1.571 billion total principal amount of TCEH Senior Secured Second Lien Notes. The TCEH Senior Secured Second Lien Notes are a senior obligation and rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH’s obligations under the TCEH Senior Secured Credit Facilities and TCEH’s commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral, and to all secured obligations of TCEH that are secured by assets other than the TCEH Collateral, to the extent of the value of the assets securing such obligations.

The guarantees of the TCEH Senior Secured Second Lien Notes by the Subsidiary Guarantors are effectively senior to any unsecured debt of the Subsidiary Guarantors to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral). These guarantees are effectively subordinated to all debt of the Subsidiary Guarantors secured by the TCEH Collateral on a first-priority basis or that is secured by assets that are not part of the TCEH Collateral, to the extent of the value of the collateral securing that debt. EFCH’s guarantee ranks equally with its unsecured debt (including debt it guarantees on an unsecured basis) and is effectively subordinated to any of its secured debt to the extent of the value of the collateral securing that debt.

The indenture for the TCEH Senior Secured Second Lien Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, TCEH’s and its restricted subsidiaries’ ability to:

•	make restricted payments, including certain investments;

•	incur debt and issue preferred stock;

•	create liens;

•	enter into mergers or consolidations;

•	sell or otherwise dispose of certain assets, and

•	engage in certain transactions with affiliates.

The indenture also contains customary events of default, including, among others, failure to pay principal or interest on the notes when due. In general, all of the series of TCEH Senior Secured Second Lien Notes vote together as a single class. As a result, if certain events of default occur under the indenture, the trustee or the holders of at least 30% of aggregate principal amount of all outstanding TCEH Senior Secured Second Lien Notes may declare the principal amount on all such notes to be due and payable immediately.

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

The TCEH Senior Secured Second Lien Notes were issued in private placements and have not been registered under the Securities Act. TCEH has agreed to use its commercially reasonable efforts to register with the SEC notes having substantially identical terms as the TCEH Senior Secured Second Lien Notes (except for provisions relating to transfer restrictions and payment of additional interest) as part of an offer to exchange freely tradable exchange notes for the TCEH Senior Secured Second Lien Notes unless such notes meet certain transferability conditions (as described in the related registration rights agreement). If the registration statement has not been filed and declared effective within 365 days after the original issue date (a Registration Default), the annual interest rate on the notes will increase by 25 basis points for the first 90-day period during which a Registration Default continues, and thereafter the annual interest rate on the notes will increase by 50 basis points for the remaining period during which the Registration Default continues. If the Registration Default is cured, the interest rate on the notes will revert to the original level.

TCEH Senior Notes — The TCEH 10.25% Notes mature in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The TCEH Toggle Notes mature in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest. For any interest period until November 2012, TCEH may elect to pay interest on the notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once TCEH makes a PIK election, the election is valid for each succeeding interest payment period until TCEH revokes the election.

The TCEH 10.25% and Toggle Notes (collectively, the TCEH Senior Notes) had a total principal amount as of December 31, 2010 of $4.893 billion (including $323 million principal amount held by EFH Corp. and EFIH) and are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH’s direct parent, EFCH (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities.

TCEH may redeem the TCEH 10.25% Notes and TCEH Toggle Notes at any time prior to November 1, 2011 and 2012, respectively, at a price equal to 100% of their principal amount, plus accrued and unpaid interest and the applicable premium as defined in the indenture. TCEH may redeem the TCEH 10.25% Notes and TCEH Toggle Notes, in whole or in part, at any time on or after November 1, 2011 and 2012, respectively, at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control of EFCH or TCEH, TCEH must offer to repurchase the TCEH Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.

The indenture for the TCEH Senior Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, TCEH’s and its restricted subsidiaries’ ability to:

•	make restricted payments;

•	incur debt and issue preferred stock;

•	create liens;

•	enter into mergers or consolidations;

•	sell or otherwise dispose of certain assets and

•	engage in certain transactions with affiliates.

The indenture also contains customary events of default, including, among others, failure to pay principal or interest on the notes when due. If certain events of default occur and are continuing under the indenture, the trustee or the holders of at least 30% in principal amount of the notes may declare the principal amount on the notes to be due and payable immediately.

Intercreditor Agreement — In October 2007, TCEH entered into an intercreditor agreement with Citibank, N.A. and five secured commodity hedge counterparties (the Secured Commodity Hedge Counterparties). In connection with the August 2009 amendment to the TCEH Secured Facilities described above, the intercreditor agreement was amended and restated (as amended and restated, the Intercreditor Agreement) to take into account, among other things, the possibility that TCEH could issue notes and/or loans secured by collateral (other than the collateral that secures the TCEH Senior Secured Facilities) that ranks on parity with, or junior to, TCEH’s existing first lien obligations under the TCEH Senior Secured Facilities. The Intercreditor Agreement provides that the lien granted to the Secured Commodity Hedge Counterparties will rank pari passu with the lien granted with respect to the collateral of the secured parties under the TCEH Senior Secured Facilities. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will be entitled to share, on a pro rata basis, in the proceeds of any liquidation of such collateral in connection with a foreclosure on such collateral in an amount provided in the TCEH Senior Secured Facilities. The Intercreditor Agreement also provides that the Secured Commodity Hedge Counterparties will have voting rights with respect to any amendment or waiver of any provision of the Intercreditor Agreement that changes the priority of the Secured Commodity Hedge Counterparties’ lien on such collateral relative to the priority of lien granted to the secured parties under the TCEH Senior Secured Facilities or the priority of payments to the Secured Commodity Hedge Counterparties upon a foreclosure and liquidation of such collateral relative to the priority of the lien granted to the secured parties under the TCEH Senior Secured Facilities.

Second Lien Intercreditor Agreement — In October 2010, TCEH entered into a second lien intercreditor agreement (the Second Lien Intercreditor Agreement) with Citibank, N.A., as senior collateral agent, and The Bank of New York Mellon Trust Company, N.A., as initial second priority representative. The Second Lien Intercreditor Agreement provides that liens on the collateral that secure the obligations under the TCEH Senior Secured Facilities, the obligations of the Secured Commodity Hedge Counterparties and any other obligations which are permitted to be secured on a pari passu basis therewith (collectively, the First Lien Obligations) will rank prior to the liens on such collateral securing the obligations under the TCEH Senior Secured Second Lien Notes, and any other obligations which are permitted to be secured on a pari passu basis (collectively, the Second Lien Obligations). The Second Lien Intercreditor Agreement provides that the holders of the First Lien Obligations will be entitled to the proceeds of any liquidation of such collateral in connection with a foreclosure on such collateral until paid in full, and that the holders of the Second Lien Obligations will not be entitled to receive any such proceeds until the First Lien Obligations have been paid in full. The Second Lien Intercreditor Agreement also provides that the holders of the First Lien Obligations will control enforcement actions with respect to such collateral, and the holders of the Second Lien Obligations will not be entitled to commence any such enforcement actions, with limited exceptions. The Second Lien Intercreditor Agreement also provides that releases of the liens on the collateral by the holders of the First Lien Obligations will automatically require that the liens on such collateral by the holders of the Second Lien Obligations be automatically released, and that amendments, waivers or consents with respect to any of the collateral documents in connection with the First Lien Obligations apply automatically to any comparable provision of the collateral documents in connection with the Second Lien Obligations.

TCEH Interest Rate Swap Transactions — As of December 31, 2010, TCEH has entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $15.80 billion principal amount of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 7.3% and 8.3% on debt maturing from 2011 to 2014. Swaps related to an aggregate $500 million principal amount of debt expired in 2010, and no interest rate swap transactions were entered into in 2010. Interest rate swaps on an aggregate of $15.05 billion were being accounted for as cash flow hedges related to variable interest rate cash flows until August 29, 2008, at which time these swaps were dedesignated as cash flow hedges as a result of the intent to change the variable interest rate terms of the hedged debt (from three-month LIBOR to one-month LIBOR) in connection with the planned execution of interest rate basis swaps (discussed immediately below) to further reduce the fixed borrowing costs. Based on the fair value of the positions, the cumulative unrealized mark-to-market net losses related to these interest rate swaps totaled $431 million (pre-tax) at the dedesignation date and was recorded in accumulated other comprehensive income. This balance is being reclassified into net income as interest on the hedged debt is reflected in net income.

As of December 31, 2010, TCEH has entered into interest rate basis swap transactions pursuant to which payments at floating interest rates of three-month LIBOR on an aggregate of $15.20 billion principal amount of senior secured term loans of TCEH were exchanged for floating interest rates of one-month LIBOR plus spreads ranging from 0.0625% to 0.2055%. These transactions include swaps entered into in the year ended December 31, 2010 related to an aggregate $2.55 billion principal amount of TCEH senior secured term loans. Swaps related to an aggregate $3.60 billion principal amount of TCEH senior secured term loans expired in 2010.

The interest rate swap counterparties are proportionately secured by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities. Changes in the fair value of such swaps are being reported in the income statement in interest expense and related charges, and such unrealized mark-to-market value changes totaled $207 million in net losses in the year ended December 31, 2010 and $696 million in net gains in the year ended December 31, 2009. The cumulative unrealized mark-to-market net liability related to the swaps totaled $1.419 billion as of December 31, 2010, of which $105 million (pre-tax) was reported in accumulated other comprehensive income.

See Note 13 for discussion of collateral investments in 2009 related to certain of these interest rate swaps.

9. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

As of December 31, 2010, EFCH had noncancellable commitments under energy-related contracts, leases and other agreements as follows:

	Coal purchase agreements and coal transportation agreements	Pipeline transportation and storage reservation fees	Capacity payments under power purchase agreements (a)	Nuclear Fuel Contracts	Water Rights Contracts
2011	$473	$35	$63	$183	$9
2012	366	28	3	195	9
2013	334	—	—	123	8
2014	306	—	—	114	8
2015	—	—	—	164	8
Thereafter	—	—	—	736	56

Total	$1,479	$63	$66	$1,515	$98

(a)	On the basis of current expectations of demand from electricity customers as compared with capacity and take-or-pay payments, management does not consider it likely that any material payments will become due for electricity not taken beyond capacity payments.

Expenditures under EFCH’s coal purchase and coal transportation agreements totaled $445 million, $316 million and $268 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, future minimum lease payments under both capital leases and operating leases are as follows:

	Capital Leases	Operating Leases (a)
2011	$16	$40
2012	18	41
2013	12	41
2014	7	39
2015	5	40
Thereafter	38	234

Total future minimum lease payments	96	$435

Less amounts representing interest	20

Present value of future minimum lease payments	76
Less current portion	13

Long-term capital lease obligation	$63

(a)	Includes operating leases with initial or remaining noncancellable lease terms in excess of one year.

Rent reported as operating costs, fuel costs and SG&A expenses totaled $89 million, $68 million and $73 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Commitment to Fund Demand Side Management Initiatives

In connection with the Merger, Texas Holdings committed to spend $100 million over the five-year period ending December 31, 2012 on demand side management or other energy efficiency initiatives. As of December 31, 2010, EFCH had spent 39% of this commitment, which is expected to be funded by EFH Corp. or EFCH.

Guarantees

EFCH has entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Residual value guarantees in operating leases — Subsidiaries of EFCH are the lessee under various operating leases that guarantee the residual values of the leased assets. As of December 31, 2010, the aggregate maximum amount of residual values guaranteed was $13 million with an estimated residual recovery of $13 million. These leased assets consist primarily of rail cars. The average life of the residual value guarantees under the lease portfolio is approximately six years.

See Note 8 for discussion of guarantees and security for certain of EFCH’s debt, as well as EFCH guarantees of EFH Corp. debt.

Letters of Credit

As of December 31, 2010, TCEH had outstanding letters of credit under its credit facilities totaling $874 million as follows:

•	$473 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•

$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$73 million to support TCEH’s REP financial requirements with the PUCT, and

•	$120 million for miscellaneous credit support requirements.

Litigation Related to Generation Facilities

In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC’s (Oak Grove) (a wholly-owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs seek a reversal of the TCEQ’s order and a remand back to the TCEQ for further proceedings. In addition to this administrative appeal, in November 2010, two other petitions were filed in Travis County, Texas District Court by Sustainable Energy and Economic Development Coalition and Paul and Lisa Rolke, respectively, who were non-parties to the administrative hearing before the State Office of Administrative Hearings, challenging the TCEQ’s decision to renew and amend Oak Grove’s TPDES permit and asking the District Court to remand the matter to the TCEQ for further proceedings. Although EFCH cannot predict the outcome of these proceedings, EFCH believes that the renewal and amendment of the Oak Grove TPDES permit are protective of the environment and that the application for and the processing of Oak Grove’s TPDES permit renewal and amendment by the TCEQ were in accordance with applicable law. There can be no assurance that the outcome of these matters would not result in an adverse impact on EFCH’s financial condition, results of operations or liquidity.

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly-owned subsidiary of TCEH) for alleged violations of the Clean Air Act at Luminant’s Martin Lake generation facility. While EFCH is unable to estimate any possible loss or predict the outcome of the litigation, EFCH believes that the Sierra Club’s claims are without merit, and EFCH intends to vigorously defend this litigation. In addition, in February 2010, the Sierra Club informed Luminant that it may sue Luminant, after the expiration of a 60-day waiting period, for allegedly violating federal Clean Air Act provisions in connection with Luminant’s Big Brown generation facility. Subsequently, in December 2010, Sierra Club informed Luminant that it may sue Luminant, after the expiration of a 60-day waiting period, for allegedly violating federal Clean Air Act provisions in connection with Luminant’s Monticello generation facility. EFCH cannot predict whether the Sierra Club will actually file suit or the outcome of any resulting proceedings.

Regulatory Reviews

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

Other Proceedings

In addition to the above, EFCH is involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on its financial condition, results of operations or liquidity.

Labor Contracts

Certain personnel engaged in TCEH activities are represented by labor unions and covered by collective bargaining agreements with varying expiration dates. In November 2010, new one-year labor agreements were reached covering bargaining unit personnel engaged in lignite-fueled generation operations (excluding Sandow), lignite mining operations (excluding Three Oaks) and natural gas-fueled generation operations. In October 2010, new two-year labor agreements were reached covering bargaining unit personnel engaged in the Sandow lignite-fueled generation operations and the Three Oaks lignite mining operations. In August 2010, a new three-year labor agreement was reached covering bargaining unit personnel engaged in nuclear-fueled generation operations. EFCH does not expect any changes in collective bargaining agreements to have a material effect on its results of operations, liquidity or financial condition.

Environmental Contingencies

The federal Clean Air Act, as amended (Clean Air Act) includes provisions which, among other things, place limits on SO2 and NOx emissions produced by electricity generation plants. The capital requirements of the company have not been significantly affected by the requirements of the Clean Air Act. In addition, all air pollution control provisions of the 1999 Restructuring Legislation have been satisfied.

EFCH must comply with environmental laws and regulations applicable to the handling and disposal of hazardous waste. EFCH believes that its is in compliance with current environmental laws and regulations; however, the impact, if any, of changes to existing regulations or the implementation of new regulations is not determinable and could materially and adversely affect EFCH’s financial condition, results of operations and liquidity.

The costs to comply with environmental regulations can be significantly affected by the following external events or conditions:

•	enactment of state or federal regulations regarding CO2 and other greenhouse gas emissions;

•

other changes to existing state or federal regulation regarding air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters, including revisions to CAIR currently being developed by the EPA as a result of court rulings discussed in Note 2 and revisions to the federal Clean Air Mercury Rule (CAMR) also being developed by the EPA as a result of similar court rulings, and

•	the identification of sites requiring clean-up or the filing of other complaints in which EFCH or its subsidiaries may be asserted to be potential responsible parties.

Nuclear Insurance

Nuclear insurance includes liability coverage, property damage, decontamination and premature decommissioning coverage and accidental outage and/or extra expense coverage. The liability coverage is governed by the Price-Anderson Act (Act), while the property damage, decontamination and premature decommissioning coverage are promulgated by the rules and regulations of the NRC. EFCH intends to maintain insurance against nuclear risks as long as such insurance is available. The company is self-insured to the extent that losses (i) are within the policy deductibles, (ii) are not covered per policy exclusions, terms and limitations, (iii) exceed the amount of insurance maintained, or (iv) are not covered due to lack of insurance availability. Such losses could have a material adverse effect on EFCH’s financial condition and results of operations and liquidity.

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

With respect to nuclear decontamination and property damage insurance, the NRC requires that nuclear generation plant license-holders maintain at least $1.06 billion of such insurance and require the proceeds thereof to be used to place a plant in a safe and stable condition, to decontaminate it pursuant to a plan submitted to and approved by the NRC before the proceeds can be used for plant repair or restoration or to provide for premature decommissioning. The company maintains nuclear decontamination and property damage insurance for Comanche Peak in the amount of $2.25 billion (subject to $5 million deductible per accident), above which the company is self-insured. This insurance coverage consists of a primary layer of coverage of $500 million provided by Nuclear Electric Insurance Limited (NEIL), a nuclear electric utility industry mutual insurance company and $1.40 billion of premature decommissioning coverage also provided by NEIL. The European Mutual Association for Nuclear Insurance provides additional insurance limits of $350 million in excess of NEIL’s $1.9 billion coverage.

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

10. SHAREHOLDERS’ EQUITY

Cash Distributions to Parent

EFCH paid no cash distributions to EFH Corp. in 2010, 2009 or 2008.

Dividend Restrictions

There are no restrictions on EFCH’s ability to use its retained earnings or net income to make distributions on its equity. However, EFCH relies on distributions or loans from TCEH to meet its cash requirements, including funding of dividends. The TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash dividend on their common stock unless at the time, and after giving effect to such distribution, TCEH’s consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. As of December 31, 2010, that ratio was 7.9 to 1.0.

In addition, the TCEH Senior Secured Facilities and indentures governing the TCEH Senior Notes and TCEH Senior Secured Second Lien Notes generally restrict TCEH’s ability to make distributions or loans to any of its parent companies, EFCH and EFH Corp., unless such distributions or loans are expressly permitted under the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes and TCEH Senior Secured Second Lien Notes. Those agreements generally permit TCEH to make unlimited distributions or loans to its parent companies for corporate overhead costs, SG&A expenses, taxes and principal and interest payments. In addition, those agreements contain certain investment and dividend baskets that would allow TCEH to make additional distributions and/or loans to its parent companies up to the amount of such baskets. As of December 31, 2010 and 2009, EFH Corp. demand notes payable to TCEH totaled $1.921 billion and $1.406 billion, respectively, of which $916 million and $416 million, respectively, was related to principal and interest payments. Such principal and interest amounts are guaranteed by EFCH and EFIH on a pari passu basis with their guarantees of the EFH Corp. Senior Notes; the remaining balance of the demand notes is not guaranteed.

In addition, under applicable law, EFCH would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or the company would be insolvent.

See Note 17 for discussion of stock-based compensation.

Noncontrolling Interests

In connection with the filing of a combined operating license application with the NRC for two new nuclear generation units, in January 2009, TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture, CPNPC, to further the development of the two new nuclear generation units using MHI’s US–Advanced Pressurized Water Reactor technology. Under the terms of the joint venture agreement, a subsidiary of TCEH owns an 88% interest in the venture and a subsidiary of MHI owns a 12% interest. This joint venture is a variable interest entity, and a subsidiary of TCEH is considered the primary beneficiary (see Note 18).

Debt Pushed Down from EFH Corp.

See Note 1 for discussion of noncash contributions from EFH Corp. related to debt pushed down from EFH Corp. in accordance with SEC SAB Topic 5-J.

11. FAIR VALUE MEASUREMENTS

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

As of December 31, 2010, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$727	$3,575	$401	$2	$4,705
Interest rate swaps	—	6	—	—	6
Nuclear decommissioning trust — equity securities (c)	192	121	—	—	313
Nuclear decommissioning trust — debt securities (c)	—	223	—	—	223

Total assets	$919	$3,925	$401	$2	$5,247

Liabilities:
Commodity contracts	$875	$672	$59	$2	$1,608
Interest rate swaps	—	1,425	—	—	1,425

Total liabilities	$875	$2,097	$59	$2	$3,033

(a)	Level 3 assets and liabilities consist primarily of a complex wind generation purchase contract, certain natural gas positions (collars) in the long-term hedging program and certain power transactions valued at illiquid pricing locations as discussed below.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the investments line on the balance sheet. See Note 14.

In conjunction with ERCOT’s transition to a nodal wholesale market structure effective December 2010, EFCH has entered (and expects to increasingly enter) into certain derivative transactions that are valued at illiquid pricing locations (unobservable inputs), thus requiring classification as Level 3 assets or liabilities. As the nodal market matures and more transactions and pricing information becomes available for these pricing locations, EFCH expects more of the valuation inputs to become observable.

As of December 31, 2009, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification(b)	Total
Assets:
Commodity contracts	$918	$2,588	$350	$4	$3,860
Interest rate swaps	—	12	—	—	12
Nuclear decommissioning trust — equity securities (c)	154	105	—	—	259
Nuclear decommissioning trust — debt securities (c)	—	216	—	—	216

Total assets	$1,072	$2,921	$350	$4	$4,347

Liabilities:
Commodity contracts	$1,077	$796	$269	$4	$2,146
Interest rate swaps	—	1,224	—	—	1,224

Total liabilities	$1,077	$2,020	$269	$4	$3,370

(a)	Level 3 assets and liabilities consist primarily of complex long-term power purchase and sales agreements, including long-term wind generation purchase contracts and certain natural gas positions (collars) in the long-term hedging program.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the investments line on the balance sheet. See Note 14.

Commodity contracts consist primarily of natural gas, electricity, fuel oil and coal derivative instruments entered into for hedging purposes and include physical contracts that have not been designated “normal” purchases or sales. See Note 13 for further discussion regarding the company’s use of derivative instruments.

Interest rate swaps include variable-to-fixed rate swap instruments that are economic hedges of interest on long-term debt as well as interest rate basis swaps designed to effectively reduce the hedged borrowing costs. See Note 8 for discussion of interest rate swaps.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of the nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

There were no significant transfers between the levels of the fair value hierarchy for the year ended December 31, 2010.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Balance as of beginning of period	$81	$(72)	$(173)
Total realized and unrealized gains (losses) (a):
Included in net income (loss)	266	115	(5)
Included in other comprehensive income (loss)	—	(30)	—
Purchases, sales, issuances and settlements (net) (b)	26	51	(13)
Transfers into Level 3 (c)	(12)	2	70
Transfers out of Level 3 (c)	(19)	15	49

Balance as of end of period	$342	$81	$(72)

Net change in unrealized gains (losses) included in net income relating to instruments held as of end of period	$111	$105	$87

(a)	In 2008 and 2009, substantially all changes in values of commodity contracts are reported in the income statement in net gain from commodity hedging and trading activities. In 2010, net gains of $150 million are reported in net gain from commodity hedging and trading activities and a gain of $116 million on the termination of a long term power sales contract is reported in other income in the income statement.
(b)	Settlements represent reversals of unrealized mark-to-market valuations of these positions previously recognized in net income. Purchases and issuances reflect option premiums paid or received.
(c)	Includes transfers due to changes in the observability of significant inputs. For 2010, in accordance with new accounting guidance issued by the FASB in January 2010, transfers in and out occur at the end of each quarter, which is when the assessments are performed. Prior period transfers in were assumed to transfer in at the beginning of the quarter and transfers out at the end of the quarter.

12. FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments as of December 31, 2010 and 2009 attributable to EFCH (including 50% of the EFH Corp. Merger-related debt) were as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)

On balance sheet liabilities:
Long-term debt (including current maturities) (b)	$30,056	$22,437	$32,270	$25,885

Off balance sheet liabilities:
Financial guarantees	$—	$9	$—	$6

(a)	Fair value determined in accordance with accounting standards related to the determination of fair value.
(b)	Excludes capital leases.

See Notes 11 and 13 for discussion of accounting for financial instruments that are derivatives.

13. COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

EFCH enters into physical and financial derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage commodity price risk and interest rate risk exposure. EFCH’s principal activities involving derivatives consist of a long-term commodity hedging program and the hedging of interest costs on its long-term debt. See Note 11 for a discussion of the fair value of all derivatives.

Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales and related cash flows. In ERCOT, the wholesale price of electricity is largely correlated to the price of natural gas. Under the program, TCEH has entered into market transactions involving natural gas-related financial instruments and has sold forward natural gas through 2014. These transactions are intended to hedge a majority of electricity price exposure related to expected baseload generation for this period. Changes in the fair value of the instruments under the long-term hedging program are reported in the income statement in net gain (loss) from commodity hedging and trading activities.

Interest Rate Swap Transactions — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps are used to effectively reduce the hedged borrowing costs. Changes in the fair value of the swaps are recorded as unrealized gains and losses in interest expense and related charges. See Note 8 for additional information about interest rate swap agreements.

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

Financial Statement Effects of Derivatives

Substantially all commodity and other derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the columns representing the net positions of the contracts) as reported in the balance sheets as of December 31, 2010 and 2009:

	December 31, 2010
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,637	$3	$—	$—	$2,640
Noncurrent assets	2,068	3	—	—	2,071
Current liabilities	(2)	—	(1,542)	(620)	(2,164)
Noncurrent liabilities	—	—	(64)	(805)	(869)

Net assets (liabilities)	$4,703	$6	$(1,606)	$(1,425)	$1,678

	December 31, 2009
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,327	$8	$4	$—	$2,339
Noncurrent assets	1,529	4	—	—	1,533
Current liabilities	—	—	(1,705)	(605)	(2,310)
Noncurrent liabilities	—	—	(441)	(619)	(1,060)

Net assets (liabilities)	$3,856	$12	$(2,142)	$(1,224)	$502

As of December 31, 2010 and 2009, there were no derivative positions accounted for as cash flow or fair value hedges.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet and totaled $479 million and $358 million in net liabilities as of December 31, 2010 and 2009, respectively, which do not include the collateral investments related to certain interest rate swaps and commodity positions discussed immediately below. Reported amounts as presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because EFCH may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

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

The following table presents the pre-tax effect on net income of derivatives not under hedge accounting, including realized and unrealized effects:

	Year Ended December 31,
Derivative (Income statement presentation)	2010	2009
Commodity contracts (Net gain from commodity hedging and trading activities)	$2,162	$1,741
Commodity contracts (Other income) (a)	116	—
Interest rate swaps (Interest expense and related charges)	(880)	12

Net gain	$1,398	$1,753

(a)	Represents a gain on termination of a long-term power sales contract (see Note 6).

Amounts reported in the income statement in net gain from commodity hedging and trading activities include net “day one” mark-to-market gains of $5 million in the year ended December 31, 2010 and net “day one” mark-to-market losses of $2 million and $68 million in the years ended December 31, 2009 and 2008, respectively. Substantially all of these losses arose from a related series of derivative transactions entered into under the long-term hedging program.

The following table presents the pre-tax effect on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges:

	Amount of loss recognized in OCI (effective portion)		Income statement presentation of loss reclassified from accumulated OCI into income (effective portion)
	Year Ended December 31,			Year Ended December 31,
Derivative	2010	2009		2010	2009
Interest rate swaps	$—	$—	Interest expense and related charges	$(87)	$(183)
			Depreciation and amortization	(2)	—
Commodity contracts	—	(30)	Fuel, purchased power costs and delivery fees	—	(16)

			Operating revenues	(1)	(2)

Total	$—	$(30)		$(90)	$(201)

There were no transactions designated as cash flow hedges during the year ended December 31, 2010. There were no ineffectiveness net gains or losses related to transactions designated as cash flow hedges in the year ended December 31, 2009.

Accumulated other comprehensive income related to cash flow hedges as of December 31, 2010 and 2009 totaled $68 million and $127 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. EFCH expects that $19 million of net losses related to cash flow hedges included in accumulated other comprehensive income as of December 31, 2010 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed	$15,800	$16,300	Million US dollars
Basis	$15,200	$16,250	Million US dollars
Natural gas:
Long-term hedge forward sales and purchases (a)	2,681	3,402	Million MMBtu
Locational basis swaps	1,092	1,010	Million MMBtu
All other	887	1,433	Million MMBtu
Electricity	143,776	198,230	GWh
Congestion Revenue Rights (b)	15,782	—	GWh
Coal	6	6	Million tons
Fuel oil	109	161	Million gallons

(a)	Represents gross notional forward sales, purchases and options of fixed and basis (price point) transactions in the long-term hedging program. The net amount of these transactions, excluding basis transactions, was 1.0 billion MMBtu and 1.6 billion MMBtu as of December 31, 2010 and 2009, respectively.
(b)	Represents gross forward sales and purchases associated with instruments used to hedge price differences between settlement points in the new nodal wholesale market design implemented by ERCOT.

Credit Risk-Related Contingent Features of Derivatives

The agreements that govern EFCH’s derivative instrument transactions may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of those agreements require the posting of collateral if TCEH’s credit rating is downgraded by one or more credit rating agency; however, due to TCEH’s credit ratings being below investment grade, substantially all of such collateral posting requirements are already effective.

As of December 31, 2010 and 2009, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $408 million and $687 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $65 million and $152 million as of December 31, 2010 and 2009, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, as of December 31, 2010 and 2009, the remaining related liquidity requirement would have totaled $18 million and $20 million, respectively, after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized primarily with asset liens include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. As of December 31, 2010 and 2009, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $1.747 billion and $1.400 billion, respectively, (before consideration of the amount of assets under the liens). No cash collateral or letters of credit were posted with these counterparties as of December 31, 2010 to reduce the liquidity exposure, but $489 million of such collateral was posted as of December 31, 2009, with the decline reflecting the return of collateral from counterparties to certain interest rate swaps related to TCEH debt as discussed above in this note. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered as of December 31, 2010 and 2009, the remaining related liquidity requirement would have totaled $647 million and $450 million, respectively, after reduction for derivative assets under netting arrangements (before consideration of the amount of assets under the liens). See Note 8 to Financial Statements for a description of other obligations that are supported by asset liens.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $2.155 billion and $2.087 billion as of December 31, 2010 and 2009, respectively. This amount is before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets under related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. As of December 31, 2010, total credit risk exposure to all counterparties related to derivative contracts totaled $4.9 billion (including associated accounts receivable). The net exposure to those counterparties totaled $1.8 billion as of December 31, 2010 after taking into effect master netting arrangements, setoff provisions and collateral. The net exposure, assuming setoff provisions in the event of default across all EFH Corp. consolidated subsidiaries, totaled $1.6 billion. As of December 31, 2010, the credit risk exposure to the banking and financial sector represented 95% of the total credit risk exposure, a significant amount of which is related to the long-term hedging program, and the largest net exposure to a single counterparty totaled approximately $800 million. Exposure to the banking and financial sector counterparties is considered to be within an acceptable level of risk tolerance because substantially all of this exposure is with counterparties with credit ratings of “A” or better. However, this concentration increases the risk that a default by any of these counterparties would have a material adverse effect on EFCH’s financial condition, results of operations and liquidity.

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

14. INVESTMENTS

The investments balance consists of the following:

	December 31, 2010	December 31, 2009

Nuclear decommissioning trust	$536	$475
Assets related to employee benefit plans, including employee savings programs, net of distributions	17	18
Land	41	41
Investment in natural gas gathering pipeline business (a)	—	44
Investment in unconsolidated affiliate	5	10
Miscellaneous other	3	3

Total investments	$602	$591

(a)	A controlling interest in this previously consolidated subsidiary was sold in August 2009, and the remaining interests were sold in June 2010.

Nuclear Decommissioning Trust

Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor’s customers as a delivery fee surcharge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding change in receivables from/payables due to Oncor, reflecting changes in Oncor’s regulatory asset/liability. A summary of investments in the fund follows:

	December 31, 2010
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$221	$6	$(4)	$223
Equity securities (c)	213	115	(15)	313

Total	$434	$121	$(19)	$536

	December 31, 2009
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$211	$8	$(3)	$216
Equity securities (c)	195	83	(19)	259

Total	$406	$91	$(22)	$475

(a)	Includes realized gains and losses of securities sold.
(b)	The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody’s. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.61% and 4.44% and an average maturity of 8.8 years and 7.8 years as of December 31, 2010 and 2009, respectively.
(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held as of December 31, 2010 mature as follows: $76 million in one to five years, $52 million in five to ten years and $95 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Year Ended December 31,
	2010	2009	2008
Realized gains	$1	$1	$1
Realized losses	(2)	(6)	(4)
Proceeds from sale of securities	974	3,064	1,623

Assets Related to Employee Benefit Plans

The majority of these assets represent cash surrender values of life insurance policies that are purchased to fund liabilities under deferred compensation plans. EFH Corp. pays the premiums and is the beneficiary of these life insurance policies. As of December 31, 2010 and 2009, the face amount of these policies allocated to subsidiaries of EFCH totaled $46 million and $25 million, and the net cash surrender values totaled $16 million and $12 million, respectively. Changes in cash surrender value are netted against premiums paid. Other investment assets held to satisfy deferred compensation liabilities are recorded at fair value.

15. TERMINATION OF OUTSOURCING ARRANGEMENTS

In connection with the closing of the Merger, EFH Corp. and TCEH commenced a review, under the change of control provisions, of certain outsourcing arrangements with Capgemini, Capgemini America, Inc. and Capgemini North America, Inc. (collectively, CgE). In 2008, EFH Corp. and TCEH executed a Separation Agreement with CgE. Simultaneous with the execution of that Separation Agreement, Oncor entered into a substantially similar Separation Agreement with CgE. The Separation Agreements principally provide for (i) notice of termination of each of the Master Framework Agreements, dated as of May 17, 2004, as each has been amended, between Capgemini and each of TCEH and Oncor and the related service agreements under each of the Master Framework Agreements and (ii) termination of the joint venture arrangements between EFH Corp. (and its applicable subsidiaries) and CgE. Under the Master Framework Agreements and related services agreements, Capgemini provided to EFCH and its subsidiaries outsourced support services, including information technology, customer care and billing, human resources, procurement and certain finance and accounting activities. As a result, during 2008:

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

The following table summarizes the changes to the exit liability:

Liability for exit activities as of January 1, 2009	$38
Payments recorded against liability	(24)
Other adjustments to the liability (a)	(11)

Liability for exit activities as of December 31, 2009	$3

Payments recorded against liability	(1)
Other adjustments to the liability (a)	(2)

Liability for exit activities as of December 31, 2010	$—

(a)	Represents reversal of exit liabilities due primarily to a shorter than expected outsourcing services transition period.

16. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

Pension Plan

Subsidiaries of EFCH are participating employers in the EFH Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by EFH Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of ERISA. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. The interest component of the Cash Balance Formula is variable and is determined using the yield on 30-year Treasury bonds. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs.

Effective October 1, 2007, all new employees, with the exception of employees hired by Oncor, are not eligible to participate in the Retirement Plan. It is EFH Corp.’s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations.

Subsidiaries of EFCH also participate in EFH Corp.’s supplemental unfunded retirement plans for certain employees whose retirement benefits cannot fully be earned under the qualified Retirement Plan, the information for which is included below.

Other Postretirement Employee Benefit (OPEB) Plan

Subsidiaries of EFCH participate with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer OPEB in the form of health care and life insurance to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree’s age and years of service.

Pension and OPEB Costs Recognized as Expense

The following details net pension and OPEB costs recognized as expense.

	Year Ended December 31,
	2010	2009	2008
Pension costs	$28	$13	$6
OPEB costs	11	9	8

Total benefit costs recognized as expense	$39	$22	$14

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

The pension and OPEB amounts provided represent allocations to EFCH of amounts related to EFH Corp.’s plans.

EFCH has not been allocated any overfunded asset or underfunded liability related to its participation in EFH Corp.’s pension and OPEB plans.

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

Assumed Discount Rate

The discount rate reflected in both net pension and OPEB costs is 5.90%, respectively, for the year ended December 31, 2010, 6.90% and 6.85%, respectively, for the year ended December 31, 2009 and 6.55% for the year ended December 31, 2008. The expected rate of return on plan assets reflected in the 2010 cost amounts is 8.00% for the pension plan and 7.60% for other postretirement benefits.

Pension and OPEB Plan Cash Contributions

Pension plan contributions were $422 thousand, $19 million and $1 million in 2010, 2009 and 2008, respectively. OPEB plan contributions were $885 thousand, $662 thousand and $196 thousand in 2010, 2009 and 2008, respectively. Estimated funding to EFH Corp. in 2011 for the pension and OPEB plans totals $473 thousand and $2 million, respectively.

Thrift Plan

Employees of EFCH may participate in a qualified savings plan, the EFH Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under applicable law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the Cash Balance Formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the Traditional Retirement Plan Formula of the Retirement Plan. Employer matching contributions are made in cash and may be allocated by participants to any of the plan’s investment options. Contributions by EFCH to the Thrift Plan totaled $17 million, $16 million and $14 million for the years ended December 31, 2010, 2009 and 2008, respectively.

17. STOCK-BASED COMPENSATION

In December 2007, EFH Corp. established the 2007 Stock Incentive Plan for Key Employees of EFH Corp. and its Affiliates (2007 SIP). EFCH bears the costs of EFH Corp.’s 2007 SIP for applicable management personnel engaged in its business activities. Incentive awards under the 2007 SIP may be granted to directors and officers and qualified managerial employees of EFH Corp. or its subsidiaries or affiliates in the form of non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, shares of common stock, the opportunity to purchase shares of common stock and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of EFH Corp.’s shares of common stock.

Stock Options — Under the terms of the 2007 SIP, options to purchase 0.2 million, 9.0 million and 14.7 million shares of EFH Corp. common stock were granted to certain EFCH management employees in 2010, 2009 and 2008, respectively. Of the options granted in 2009, 6.3 million were granted in exchange for previously granted options. Vested awards must be exercised within 10 years of the grant date. The options initially provided the holder the right to purchase EFH Corp. common stock for $5.00 per share. The terms of the options were fixed at grant date. The stock option awards under the 2007 SIP consist of three types of stock options. One-half of the options initially granted vest solely based upon continued employment over a specific period of time, generally five years, with the options vesting ratably on an annual basis over the period (Time-Based Options). One-half of the options initially granted vest based upon both continued employment and the achievement of targeted five-year EFH Corp. EBITDA levels (Performance-Based Options). The Performance-Based Options may also vest in part or in full upon the occurrence of certain specified liquidity events. All options remain exercisable for ten years from the date of grant. Prior to vesting, expenses are recorded if the achievement of the EBITDA levels is probable, and amounts recorded are adjusted or reversed if the probability of achievement of such levels changes. Probability of vesting is evaluated at least each quarter.

In October 2009, in consideration of the recent economic dislocation and the desire to provide incentives for retention, grantees of Performance-Based Options (excluding named executive officers and a small group of other employees) were provided an offer, which substantially all accepted, to exchange their unvested Performance-Based Options granted under the 2007 SIP with a strike price of $5.00 per share and a vesting schedule through October 2012 for new time-based stock options (Cliff-Vesting Options) granted under the 2007 SIP with a strike price of $3.50 per share (the then most recent market valuation of each share), with one-half of these options vesting in September 2012 and one-half of these options vesting in September 2014. Additionally, 2.0 million Cliff-Vesting Options were granted to certain named executive officers and a small group of other employees under the 2007 SIP with a strike price of $3.50 per share, vesting in September 2014. Substantially all of this group of employees also accepted an offer to exchange half of their unvested Performance-Based Options under the 2007 SIP with a strike price of $5.00 per share and a vesting schedule through December 2012 for new time-based stock options granted under the 2007 SIP with a strike price of $3.50 per share, vesting in September 2014.

In December 2010, in consideration of the desire to enhance retention incentives, EFH Corp. offered employee grantees of all stock options (excluding named executive officers and a limited number of other employees) the right to exchange their vested and unvested options for restricted stock units (at a ratio of two options for each stock unit). The restricted stock units vest as common shares of EFH Corp. in September 2014. The exchange offer is expected to close in late February 2011.

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

The weighted average grant-date fair value of the Time-Based Options granted in 2010, 2009 and 2008 was $1.36, $1.32 and $1.92 per option, respectively. The weighted-average grant-date fair value of the Performance-Based Options granted in 2009 and 2008 ranged from $1.16 to $1.42 and $1.72 to $2.25, respectively, depending upon the performance period. There were no Performance-Based Options granted in 2010.

Assumptions supporting the fair values were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Assumptions	Time-Based Options			Performance-Based Options
Expected volatility	35%	30%	30% – 33%	N/A	30%	30% – 33%
Expected annual dividend	—	—	—	N/A	—	—
Expected life (in years)	6.8	6.4 – 7.4	6.0 – 6.5	N/A	5.6 – 7.6	5.0 – 7.3
Risk-free rate	2.99%	2.54% – 3.14%	1.51% – 3.41%	N/A	2.51% – 3.25%	1.35% – 3.57%

Compensation expense for Time-Based Options is based on the grant-date fair value and recognized over the vesting period as employees perform services. During 2010, 2009 and 2008, $6.9 million, $4.6 million and $5.8 million, respectively, was recognized by EFCH for Time-Based Options, essentially all to expense.

As of December 31, 2010, there was approximately $15.6 million of unrecognized compensation expense related to nonvested Time-Based Options, which is expected to be recognized ratably over a weighted-average period of approximately three to five years.

A summary of Time-Based Options activity is presented below:

	Year Ended December 31, 2010
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Total outstanding as of beginning of period	20.0	$4.34	$—
Granted	0.2	2.18	—
Exercised	—	—	—
Forfeited	(1.5)	4.59	—

Total outstanding as of end of period (weighted average remaining term of 7 - 10 years)	18.7	4.30	—
Exercisable as of end of period (weighted average remaining term of 7 - 10 years)	(2.5)	4.77	—
Expected forfeitures	(0.1)	5.00	—

Expected to vest as of end of period (weighted average remaining term of 7 - 10 years)	16.1	4.22	—

	Year Ended December 31, 2009
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Total outstanding as of beginning of period	13.3	$5.00	$—
Granted	8.8	3.50	—
Exercised	—	—	—
Forfeited	(2.1)	5.00	—

Total outstanding as of end of period (weighted average remaining term of 8 - 10 years)	20.0	4.34	—
Exercisable as of end of period (weighted average remaining term of 8 - 10 years)	(2.2)	5.00	—
Expected forfeitures	(0.1)	5.00	—

Expected to vest as of end of period (weighted average remaining term of 8 -10 years)	17.7	4.25	—

	Year Ended December 31, 2008
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Total outstanding as of beginning of period	7.1	$5.00	$—
Granted	7.4	5.00	—
Exercised	—	—	—
Forfeited	(1.2)	5.00	—

Total outstanding as of end of period (weighted average remaining term of 9 years)	13.3	5.00	—
Exercisable as of end of period (weighted average remaining term of 9 years)	(2.3)	5.00	—
Expected forfeitures	(0.3)	5.00	—

Expected to vest as of end of period (weighted average remaining term of 9 years)	10.7	5.00	—

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
Nonvested Options	Options (millions)	Grant-Date Fair Value	Options (millions)	Grant-Date Fair Value	Options (millions)	Grant-Date Fair Value
Total nonvested as of beginning of period	15.5	$1.63	11.0	$2.05	7.1	$1.92
Granted	0.2	1.36	8.8	1.32	7.4	1.89
Vested	(2.5)	1.92	(2.2)	1.93	(2.3)	1.80
Forfeited	(1.5)	1.72	(2.1)	1.84	(1.2)	1.92

Total nonvested as of end of period	11.7	1.55	15.5	1.63	11.0	2.05

Compensation expense for Performance-Based Options is based on the grant-date fair value and recognized over the requisite performance and service periods for each tranche of options depending upon the achievement of financial performance, or if certain liquidity events occur, as discussed above. Additionally, most participants’ Performance-Based Options were exchanged for Time-Based Options in 2009. Expense recognized for Performance-Based Options totaled $1.6 million in 2010 and $4.3 million in 2008.

As of December 31, 2010, there was approximately $4.1 million of unrecognized compensation expense related to nonvested Performance-Based Options, which EFCH could record as an expense over a remaining weighted-average period of approximately three to five years, subject to the achievement of financial performance being probable. A total of 2.4 million of the 2008 and 0.9 million of the 2009 Performance-Based Options have vested.

A summary of Performance-Based Options activity is presented below:

	Year Ended December 31, 2010
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Outstanding as of beginning of period	4.9	$5.00	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(1.1)	5.00	—
Exchanged	—	—	—

Total outstanding as of end of period (weighted average remaining term of 7 to 10 years)	3.8	5.00	—
Exercisable as of end of period (weighted average remaining term of 7 to 10 years)	(0.9)	5.00	—
Expected forfeitures	—	—	—

Expected to vest as of end of period (weighted average remaining term of 7 to 10 years)	2.9	5.00	—

	Year Ended December 31, 2009
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Outstanding as of beginning of period	13.1	$5.00	$—
Granted	0.2	3.50	—
Exercised	—	—	—
Forfeited	(2.1)	5.00	—
Exchanged	(6.3)	5.00	—

Total outstanding as of end of period (weighted average remaining term of 8 to 10 years)	4.9	5.00	—
Exercisable as of end of period (weighted average remaining term of 8 to 10 years)	(2.4)	5.00	—
Expected forfeitures	(0.1)	5.00	—

Expected to vest as of end of period (weighted average remaining term of 8 to 10 years)	2.4	5.00	—

	Year Ended December 31, 2008
Options	Options (millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
Outstanding as of beginning of period	7.0	$5.00	$—
Granted	7.3	5.00	—
Exercised	—	—	—
Forfeited	(1.2)	5.00	—

Total outstanding as of end of period (weighted average remaining term of 9 years)	13.1	5.00	—
Exercisable as of end of period (weighted average remaining term of 9 years)	—	—	—
Expected forfeitures	(0.3)	5.00	—

Expected to vest as of end of period (weighted average remaining term of 9 years)	12.8	5.00	—

	Year Ended December 31,
	2010		2009		2008
Nonvested Options	Options (millions)	Grant-Date Fair Value	Options (millions)	Grant-Date Fair Value	Options (millions)	Grant-Date Fair Value
Total nonvested as of beginning of period	2.5	$1.16 – 2.01	13.1	$1.73 – 2.25	7.0	$1.74 – 2.09
Granted	—	—	0.2	1.16 – 1.42	7.3	1.72 – 2.25
Vested	(0.9)	1.77 – 1.87	(2.4)	1.73 – 2.25	—	—
Forfeited	(1.1)	1.65 – 1.87	(2.1)	1.77 – 1.92	(1.2)	1.74 – 2.09
Exchanged	—	—	(6.3)	1.13 – 2.25	—	—

Total nonvested as of end of period	0.5	1.16 – 2.01	2.5	1.16 – 2.01	13.1	1.73 – 2.25

Other Share and Share-Based Awards — In 2008, EFH Corp. granted 1.75 million deferred share awards, each of which represents the right to receive one share of EFH Corp. stock, to certain management employees of EFCH who agreed to forego share-based awards that vested at the Merger date. The deferred share awards are fully vested and are payable in cash or stock upon the earlier of a change of control or separation of service. No expense was recorded in 2008 related to these awards. An additional 150 thousand deferred share awards were granted to certain management employees of EFCH in 2008, which are payable in cash or stock, all of which have since vested or have been surrendered upon termination of employment. Expenses recognized in 2010, 2009 and 2008 related to these grants totaled $0.1 million, $0.4 million and $122 thousand, respectively. The deferred share awards are accounted for as liability awards; therefore, the effects of changes in value of EFH Corp. shares are recognized in earnings. As a result of the decline in value of EFH Corp. shares, share-based compensation expense in 2010 and 2009 was reduced by $1.9 million and $1.4 million, respectively.

18. CONSOLIDATION OF VARIABLE INTEREST ENTITIES

A variable interest entity (VIE) is an entity with which EFCH has a relationship or arrangement that indicates some level of control over the entity or results in economic risks to EFCH. EFCH adopted amended accounting standards on January 1, 2010 that require consolidation of a VIE if EFCH has (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). The previous standards did not require power to direct significant activities of the VIE in order to consolidate. As discussed below, EFCH’s balance sheet includes assets and liabilities of VIEs that meet the consolidation standards.

EFCH’s VIEs consist of equity investees. In determining the appropriateness of consolidation of a VIE, EFCH evaluates its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. EFCH also examines the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

Consolidated VIEs

Effective January 1, 2010, TXU Receivables Company is consolidated by EFCH in accordance with amended consolidation accounting standards because EFCH (as the owner of TXU Energy) is the primary economic beneficiary of TXU Receivables Company, which is owned and controlled by its parent, EFH Corp.

EFCH continues to consolidate CPNPC, which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at TCEH’s existing Comanche Peak nuclear-fueled generation facility using MHI’s US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of CPNPC’s equity interests, respectively (see Note 10).

The carrying amounts and classifications of the assets and liabilities related to EFCH’s consolidated VIEs as of December 31, 2010 are as follows:

Assets:
Cash and cash equivalents	$9
Accounts receivable (a)	612
Property, plant and equipment	112
Other assets, including $2 current	8

Total assets	$741

Liabilities:
Short-term borrowings (a)	$96
Trade accounts payable	3
Other current liabilities	1

Total liabilities	$100

(a)	As a result of the January 1, 2010 adoption of new accounting guidance related to transfers of financial assets, the balance sheet as of December 31, 2010 reflects $612 million of pledged accounts receivable and $96 million of short-term borrowings (see Note 7).

The assets of EFCH’s consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of EFCH’s consolidated VIEs do not have recourse to EFCH’s general credit.

19. RELATED–PARTY TRANSACTIONS

The following represent the significant related-party transactions of EFCH:

•

TCEH’s retail operations incur electricity delivery fees charged by Oncor. These fees totaled $1.1 billion for the year ended December 31, 2010 and $1.0 billion for each of the years ended December 31, 2009 and 2008. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheet as of December 31, 2010 and 2009 reflects amounts due currently to Oncor totaling $143 million and $151 million, respectively, primarily related to these electricity delivery fees.

•

Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, the balance sheet reflects a noninterest bearing note payable to Oncor of $217 million ($39 million current portion included in trade accounts and other payables to affiliates) as of December 31, 2010 and $254 million ($37 million current portion included in trade accounts and other payables to affiliates) as of December 31, 2009.

•

TCEH reimburses Oncor monthly for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense, which is paid on a monthly basis totaled $37 million, $42 million and $46 million for the years ended December 31, 2010, 2009 and 2008, respectively.

•

Notes receivable from EFH Corp. are payable to TCEH on demand and arise from cash loaned for debt principal and interest payments and other general corporate purposes of EFH Corp. The notes totaled $1.921 billion and $1.406 billion as of December 31, 2010 and December 31, 2009, respectively, including $916 million and $416 million, respectively, related to principal and interest on EFH Corp. debt. Such principal and interest notes are guaranteed by EFCH and EFIH on a pari passu basis with their guarantees of the EFH Corp. Senior Notes; the remaining balance of the demand notes is not guaranteed. The average daily balance of the notes for the years ended December 31, 2010, 2009 and 2008 totaled $1.588 billion, $944 million and $410 million, respectively. The notes carry interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income totaled $85 million, $51 million and $32 million for the years ended December 31, 2010, 2009 and 2008, respectively.

•

A note to EFH Corp. is payable by TCEH on demand and arises from borrowings used to repay borrowings under the TCEH Revolving Credit Facility. The note totaling $770 million was repaid on December 29, 2010 using borrowings from the TCEH Revolving Credit Facility and reborrowed in January 2011 to repay borrowings under the facility. The average daily balance of the note for the year ended December 31, 2010 was $644 million. The note carries interest at a rate based on the one-month LIBOR rate plus 3.50%, and interest expense totaled $25 million for the year ended December 31, 2010. In addition, a note to EFH Corp. is payable by EFCH on demand and arises from borrowings used to repay outstanding debt. The note totaled $46 million as of December 31, 2010. The note carries interest at a rate based on the one-month LIBOR rate plus 5.00%.

•

An EFH Corp. subsidiary charges subsidiaries of EFCH for information technology, financial, accounting and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $193 million, $82 million and $66 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increases were driven by services now provided by the EFH Corp. subsidiary that were previously outsourced and billed directly to EFCH by the third party. The increases also reflected $46 million in costs now being allocated from corporate, principally fees paid to the Sponsor Group.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on EFCH’s balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor and remitted monthly to TCEH (totaling $16 million for each of the years ended December 31, 2010, 2009 and 2008), with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported as receivable from affiliate on EFCH’s balance sheet. Income and expenses associated with the trust fund and the decommissioning liability incurred by EFCH are offset by a net change in the intercompany receivable/payable with Oncor, which in turn results in a change in Oncor’s net regulatory asset/liability. As of December 31, 2010, the excess of the trust fund balance over the decommissioning liability resulted in a payable to Oncor totaling $206 million.

The intercompany receivable/payable with Oncor has changed from a receivable of $85 million as of January 1, 2010 to a payable of $206 million as of December 31, 2010 due to a new decommissioning cost estimate completed in the second quarter 2010 that resulted in a decline of the liability. The new cost estimate was completed in accordance with regulatory requirements to perform a cost estimate every five years. The lower estimated liability was driven by lower cost escalation assumptions in the new estimate. (Also see Note 20 under “Asset Retirement Obligations.”)

•

TCEH had posted cash collateral of $4 million and $15 million as of December 31, 2010 and December 31, 2009, respectively, to Oncor related to interconnection agreements for the generation units being developed by TCEH. The collateral is reported in EFCH’s balance sheet in other current assets. In January 2010, Oncor returned $11 million of the collateral and paid $1 million in related accrued interest.

•

EFH Corp. files a consolidated federal income tax return; however, EFCH’s federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if EFCH files its own income tax return. As a result, EFCH had income taxes payable to EFH Corp. of $21 million and $50 million as of December 31, 2010 and December 31, 2009, respectively. EFCH’s income tax payments totaled $49 million and $27 million for the years ended December 31, 2010 and 2009, respectively.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of December 31, 2010 and 2009, TCEH had posted a letter of credit in the amount of $14 million and $15 million, respectively, for the benefit of Oncor.

•

Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH would be required to post a letter of credit in an amount equal to $170 million to secure its payment obligations to Oncor in the event, which has not occurred, two or more rating agencies downgrade Oncor’s credit ratings below investment grade.

•

In 2007, TCEH entered into the TCEH Senior Secured Facilities with syndicates of financial institutions and other lenders. These syndicates included affiliates of GS Capital Partners, which is a member of the Sponsor Group. Affiliates of GS Capital Partners and Kohlberg Kravis Roberts & Co. (KKR), a member of the Sponsor Group, have from time to time engaged in commercial banking and financial advisory transactions with EFCH in the normal course of business.

•

As a result of debt repurchase and exchange transactions in November 2009 and the year ended December 31, 2010 and the May 2010 PIK interest payment on the TCEH Toggle Notes (see Note 8) as of December 31, 2010 and December 31, 2009, EFH Corp. held as an investment $244 million and $64 million, respectively, principal amount of TCEH Senior Notes and as of both December 31, 2010 and December 31, 2009, EFIH held as an investment $79 million principal amount of TCEH Senior Notes. EFH Corp. also held as an investment $20 million of TCEH’s Initial Term Loan Facility as of December 31, 2010 as a result of debt repurchase transactions in June 2010. Interest expense accrued on the notes totaled $30 million for the year ended December 31, 2010. Interest paid by TCEH on the notes for the year ended December 31, 2010 totaled $25 million in cash and $7 million in additional TCEH Toggle Notes.

•

Goldman, Sachs & Co. (Goldman) acted as an initial purchaser in the issuance of $350 million principal amount of TCEH 15% Senior Secured Second Lien Notes (Series B) in October 2010 as discussed in Note 8 and received fees totaling $1 million.

•	Affiliates of Goldman are parties to certain commodity and interest rate hedging transactions with EFCH in the normal course of business.

•	Affiliates of the Sponsor Group may sell or acquire debt or debt securities issued by EFCH or its subsidiaries in open market transactions or through loan syndications.

See Notes 8 and 9 for guarantees and push-down of certain EFH Corp. debt and Note 16 for allocation of EFH Corp.’s pension and OPEB costs to EFCH.

20. SUPPLEMENTARY FINANCIAL INFORMATION

Interest Expense and Related Charges

	Year Ended December 31,
	2010	2009	2008
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$2,477	$2,560	$2,766
Accrued interest to be paid with additional toggle notes (Note 8)	217	207	33
Unrealized mark-to-market net (gain) loss on interest rate swaps	207	(696)	1,477
Amortization of interest rate swap losses at dedesignation of hedge accounting	87	183	66
Amortization of fair value debt discounts resulting from purchase accounting	17	17	19
Amortization of debt issuance costs and discounts	122	124	130
Capitalized interest	(60)	(274)	(304)

Total interest expense and related charges	$3,067	$2,121	$4,187

Restricted Cash

	As of December 31, 2010		As of December 31, 2009
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 8)	$—	$1,135	$—	$1,135
Amounts related to margin deposits held	33	—	1	—

Total restricted cash	$33	$1,135	$1	$1,135

Inventories by Major Category

	December 31,
	2010	2009
Materials and supplies	$162	$156
Fuel stock	198	204
Natural gas in storage	35	33

Total inventories	$395	$393

Property, Plant and Equipment

	December 31,
	2010	2009
Generation	$22,313	$20,416
Other assets	387	351

Total	22,700	20,767
Less accumulated depreciation	3,490	2,316

Net of accumulated depreciation	19,210	18,451
Construction work in progress	580	2,087
Nuclear fuel (net of accumulated amortization of $610 and $426)	353	430
Held for sale	12	12

Property, plant and equipment — net	$20,155	$20,980

Depreciation expense totaled $1.245 billion, $1.051 billion and $1.018 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

EFCH began depreciating two completed lignite-fueled generation units in the fourth quarter 2009 and the third new unit in the second quarter 2010.

Assets related to capitalized leases included above totaled $78 million and $167 million as of December 31, 2010 and 2009, respectively, net of accumulated depreciation.

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

The following table summarizes the changes to the asset retirement liability, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, during the years ended December 31, 2010 and 2009:

Asset retirement liability as of January 1, 2009	$859
Additions:
Accretion	59
Incremental mining reclamation costs	59
Reductions:
Payments, essentially all mining reclamation	(29)

Asset retirement liability as of December 31, 2009	$948

Additions:
Accretion	57
Reductions:
Payments, essentially all mining reclamation	(48)
Adjustment for new cost estimate (a)	(464)

Asset retirement liability as of December 31, 2010	493
Less amounts due currently	(41)

Noncurrent asset retirement liability as of December 31, 2010	$452

(a)	Essentially all of the adjustment relates to the nuclear decommissioning liability, which resulted from a new cost estimate completed in the second quarter 2010. In accordance with regulatory requirements, a new cost estimate is completed every five years. A decline in the liability was driven by lower cost escalation assumptions in the new estimate. The reduction in the liability was offset in part by a reduction in the carrying value of the nuclear facility with the balance offset by an increase in the noncurrent liability to Oncor, which in turn resulted in a regulatory liability on Oncor’s balance sheet. (Also see Note 19.)

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	December 31,
	2010	2009
Uncertain tax positions (including accrued interest) (Note 4)	$1,059	$1,044
Asset retirement obligations	452	948
Unfavorable purchase and sales contracts	673	700
Retirement plan and other employee benefits	44	48
Other	8	9

Total other noncurrent liabilities and deferred credits	$2,236	$2,749

Unfavorable Purchase and Sales Contracts — Unfavorable purchase and sales contracts primarily represent the extent to which contracts on a net basis were unfavorable to market prices as of the date of the Merger. These are contracts for which: (i) TCEH has made the “normal” purchase or sale election allowed or (ii) the contract did not meet the definition of a derivative under accounting standards related to derivative instruments and hedging transactions. Under purchase accounting, TCEH recorded the value as of October 10, 2007 as a deferred credit. Amortization of the deferred credit related to unfavorable contracts is primarily on a straight-line basis, which approximates the economic realization, and is recorded as revenues or a reduction of purchased power costs as appropriate. The amortization amount totaled $27 million in both 2010 and 2009 and $30 million in 2008. Favorable purchase and sales contracts are recorded as intangible assets (see Note 2).

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2011	$27
2012	27
2013	26
2014	25
2015	25

Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
Cash payments related to:
Interest paid (a)	$2,269	$2,305	$2,588
Capitalized interest	(60)	(274)	(304)

Interest paid (net of capitalized interest) (a)	2,209	2,031	2,284
Income taxes	49	27	(240)
Noncash investing and financing activities:
Effect of push down of debt from Parent	(1,618)	(33)	—
Effect of Parent’s payment of interest and issuance of toggle notes as consideration for cash interest, net of tax, on pushed down debt	(99)	227	140
Capital leases	—	15	16
Purchase accounting adjustment	—	—	(51)
Noncash contribution related to EFH Corp. stock-based compensation	7	4	10
Noncash construction expenditures (b)	83	130	132
Debt exchange transactions	527	—	—
Gain on termination of long-term power sales contract (Note 6)	116	—	—

(a)	Net of interest received on interest rate swaps.
(b)	Represents end-of-period accruals.

See Note 8 for noncash exchanges of debt and issuance of toggle notes in lieu of cash interest.

21. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

As of December 31, 2010, TCEH and TCEH Finance, as Co-Issuers, had outstanding $4.894 billion aggregate principal amount of 10.25% Senior Notes Due 2015, 10.25% Senior Notes due 2015 Series B and Toggle Notes (collectively, the TCEH Senior Notes) and $1.571 billion aggregate principal amount of 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021 (Series B) (collectively, the TCEH 15% Senior Secured Second Lien Notes). The TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes are unconditionally guaranteed by EFCH and by each subsidiary that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes. The guarantees of the TCEH Senior Notes rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. The guarantees of the TCEH Senior Secured Second Lien Notes rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH’s obligations under the TCEH Senior Secured Credit Facilities and TCEH’s commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral. All other subsidiaries of EFCH, either direct or indirect, do not guarantee the TCEH Senior Notes (collectively the Non-Guarantors). The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain certain restrictions, subject to certain exceptions, on EFCH’s ability to pay dividends or make investments. See Note 10.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” in order to present the consolidating statements of income and of cash flows of EFCH (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors for the years ended December 31, 2010, 2009 and 2008 and the consolidating balance sheets as of December 31, 2010 and December 31, 2009 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” including the effects of the push down of $464 million and $2.313 billion of the EFH Corp. Senior Notes and $386 million and $58 million of the EFH Corp. Senior Secured Notes to the Parent and the TCEH Senior Notes, the TCEH 15% Senior Secured Second Lien Notes and the TCEH Senior Secured Facilities to the Other Guarantors as of December 31, 2010 and December 31, 2009, respectively. TCEH Finance’s sole function is to be the co-issuer of the TCEH Senior Notes; therefore, it has no other independent assets, liabilities or operations (see Note 8).

EFCH (parent entity) received no dividends from its consolidated subsidiaries for the years ended December 31, 2010, 2009 and 2008.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2010

(Millions of Dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$8,223	$12	$—	$8,235
Fuel, purchased power costs and delivery fees	—	—	(4,371)	—	—	(4,371)
Net gain from commodity hedging and trading activities	—	1,373	788	—	—	2,161
Operating costs	—	—	(837)	—	—	(837)
Depreciation and amortization	—	—	(1,380)	—	—	(1,380)
Selling, general and administrative expenses	—	—	(718)	(4)		(722)
Franchise and revenue-based taxes	—	—	(106)	—	—	(106)
Impairment of goodwill	—	(4,100)	—	—	—	(4,100)
Other income	—	727	176	—	—	903
Other deductions	—	—	(17)	(1)	—	(18)
Interest income	1	388	454	—	(753)	90
Interest expense and related charges	(231)	(3,409)	(1,867)	(6)	2,446	(3,067)

Income (loss) before income taxes and equity earnings of subsidiaries	(230)	(5,021)	345	1	1,693	(3,212)

Income tax (expense) benefit	83	281	(91)	—	(591)	(318)

Equity earnings (losses) of subsidiaries	(3,383)	1,357	—	—	2,026	—

Net income (loss)	(3,530)	(3,383)	254	1	3,128	(3,530)

Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to EFCH	$(3,530)	$(3,383)	$254	$1	$3,128	$(3,530)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2009

(Millions of Dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$7,911	$—	$—	$7,911
Fuel, purchased power costs and delivery fees	—	—	(3,934)	—	—	(3,934)
Net gain from commodity hedging and trading activities	—	1,049	687	—	—	1,736
Operating costs	—	—	(693)	—	—	(693)
Depreciation and amortization	—	—	(1,172)	—	—	(1,172)
Selling, general and administrative expenses	—	(1)	(737)	(3)	—	(741)
Franchise and revenue-based taxes	—	—	(108)	—	—	(108)
Impairment of goodwill	—	(70)	—	—	—	(70)
Other income	—	20	39	—	—	59
Other deductions	—	—	(63)	—	—	(63)
Interest income	—	431	419	—	(788)	62
Interest expense and related charges	(289)	(2,646)	(1,696)	—	2,510	(2,121)

Income (loss) before income taxes and equity earnings of subsidiaries	(289)	(1,217)	653	(3)	1,722	866

Income tax (expense) benefit	95	351	(201)	1	(597)	(351)

Equity earnings (losses) of subsidiaries	709	1,575	—	—	(2,284)	—

Net income (loss)	515	709	452	(2)	(1,159)	515

Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss) attributable to EFCH	$515	$709	$452	$(2)	$(1,159)	$515

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Year Ended December 31, 2008

(Millions of Dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$9,787	$—	$—	$9,787
Fuel, purchased power costs and delivery fees	—	—	(5,600)	—	—	(5,600)
Net gain from commodity hedging and trading activities	—	1,500	684	—	—	2,184
Operating costs	—	—	(677)	—	—	(677)
Depreciation and amortization	—	—	(1,092)	—	—	(1,092)
Selling, general and administrative expenses	—	—	(680)	—	—	(680)
Franchise and revenue-based taxes	1	—	(110)	—	—	(109)
Impairment of goodwill	—	(8,000)	—	—	—	(8,000)
Other income	—	—	35	—	—	35
Other deductions	—	25	(1,288)	—	—	(1,263)
Interest income	4	287	636	—	(868)	59
Interest expense and related charges	(275)	(4,756)	(2,318)	—	3,162	(4,187)

Income (loss) before income taxes and equity earnings of subsidiaries	(270)	(10,944)	(623)	—	2,294	(9,543)

Income tax benefit	93	962	247	—	(798)	504

Equity earnings (losses) of subsidiaries	(8,862)	1,120	—	—	7,742	—

Net income (loss)	(9,039)	(8,862)	(376)	—	9,238	(9,039)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—

Net income (loss)	$(9,039)	$(8,862)	$(376)	$—	$9,238	$(9,039)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(Millions of Dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(22)	$(829)	$2,208	$(100)	$—	$1,257

Cash flows — financing activities:
Issuances of long-term debt	—	350	3	—	—	353
Repayments/repurchases of long-term debt	(8)	(550)	(89)	—	—	(647)
Net short-term borrowings under accounts receivable securitization program	—	—	—	96	—	96
Increase in other short-term borrowings	—	172	—	—	—	172
Notes/loans from affiliates	34	—	—	—	—	34
Advances from affiliates	(4)	814	—	—	(810)	—
Decrease in income tax-related note payable to Oncor	—	—	(37)	—	—	(37)
Contributions from noncontrolling interests	—	—	—	32	—	32
Debt discount, financing and reacquisition expenses	—	—	(13)	—	—	(13)
Other-net	—	—	37	—	—	37

Cash provided by (used in) financing activities	22	786	(99)	128	(810)	27

Cash flows — investing activities:
Net notes/loans to affiliates	—	—	(1,313)	—	810	(503)
Capital expenditures	—	—	(764)	(32)	—	(796)
Nuclear fuel purchases	—	—	(106)	—	—	(106)
Proceeds from sale of assets	—	—	141	—	—	141
Proceeds from sale of environmental allowances and credits	—	—	12	—	—	12
Purchases of environmental allowances and credits	—	—	(30)	—	—	(30)
Changes in restricted cash	—	—	(33)	—	—	(33)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	974	—	—	974
Investments in nuclear decommissioning trust fund securities	—	—	(990)	—	—	(990)
Other-net	—	(11)	4	—	—	(7)

Cash used in investing activities	—	(11)	(2,105)	(32)	810	(1,338)

Net change in cash and cash equivalents	—	(54)	4	(4)	—	(54)
Effect of consolidation of VIE	—	—	—	7	—	7
Cash and cash equivalents — beginning balance	—	77	11	6	—	94

Cash and cash equivalents — ending balance	$—	$23	$15	$9	$—	$47

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(Millions of Dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(8)	$(1,333)	$2,736	$(11)	$—	$1,384

Cash flows — financing activities:
Issuances of long-term debt	—	522	—	—	—	522
Repayments/repurchases of long-term debt	(7)	(174)	(98)	—	—	(279)
Decrease in short-term bank borrowings	—	53	—	—	—	53
Notes/loans from affiliates	15	286	—	41	(377)	(35)
Contributions from noncontrolling interests	—	—	—	48	—	48
Debt discount, financing and reacquisition expenses	—	(33)	—	(2)	—	(35)
Other-net	—	—	5	—	—	5

Cash provided by (used in) financing activities	8	654	(93)	87	(377)	279

Cash flows — investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(1,451)	(70)	—	(1,521)
Redemption of investment held in money market fund	—	142	—	—	—	142
Reduction of restricted cash related to letter of credit facility	—	115	—	—	—	115
Proceeds from sales of environmental allowances and credits	—	—	19	—	—	19
Purchases of environmental allowances and credits	—	—	(19)	—	—	(19)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	3,064	—	—	3,064
Investments in nuclear decommissioning trust fund securities	—	—	(3,080)	—	—	(3,080)
Net notes/loans to affiliates	—	—	(1,199)	—	377	(822)
Proceeds from sale of assets	—	40	1	—	—	41
Other-net	—	(16)	29	—	—	13

Cash provided by (used in) investing activities	—	281	(2,636)	(70)	377	(2,048)

Net change in cash and cash equivalents	—	(398)	7	6	—	(385)
Cash and cash equivalents — beginning balance	—	475	4	—	—	479

Cash and cash equivalents — ending balance	$—	$77	$11	$6	$—	$94

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2008

(Millions of Dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	(3)	823	791	5	41	1,657

Cash flows — financing activities:
Issuances of long-term debt	—	1,685	—	—	—	1,685
Repayments/repurchases of long-term debt	(7)	(824)	(29)	—	—	(860)
Change in short-term bank borrowings	—	462	—	—	—	462
Notes/loans from affiliates	10	(1,805)	—	23	1,738	(34)
Other — net	—	(1)	37	—	—	36

Cash provided by (used in) financing activities	3	(483)	8	23	1,738	1,289

Cash flows — investing activities:
Capital expenditures and nuclear fuel purchases	—	—	(2,046)	(28)	—	(2,074)
Money market fund investments	—	(142)	—	—	—	(142)
Reduction of restricted cash related to pollution control revenue bonds	—	29	—	—	—	29
Proceeds from sales of environmental allowances and credits	—	—	39	—	—	39
Purchases of environmental allowances and credits	—	—	(34)	—	—	(34)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	1,623	—	—	1,623
Investments in nuclear decommissioning trust fund securities	—	—	(1,639)	—	—	(1,639)
Cash settlements related to outsourcing contract termination	—	41	41	—	(41)	41
Net notes/loans to affiliates	—	—	1,180	—	(1,738)	(558)
Other — net	—	—	33	—	—	33

Cash used in investing activities	—	(72)	(803)	(28)	(1,779)	(2,682)

Net change in cash and cash equivalents	—	268	(4)	—	—	264
Cash and cash equivalents — beginning balance	—	207	8	—	—	215

Cash and cash equivalents — ending balance	$—	$475	$4	$—	$—	$479

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2010

(Millions of Dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23	$15	$9	$—	$47
Restricted cash	—	—	33	—	—	33
Advances to affiliates	—	—	6,783	—	(6,783)	—
Trade accounts receivable – net	—	4	891	612	(516)	991
Income taxes receivable	—	—	59	—	(59)	—
Accounts receivable from affiliates	—	3	—	—	(3)	—
Notes receivable from parent	—	1,921	—	—	—	1,921
Inventories	—	—	395	—	—	395
Commodity and other derivative contractual assets	—	696	1,944	—	—	2,640
Accumulated deferred income taxes	3	—	—	—	(3)	—
Margin deposits related to commodity positions	—	—	166	—	—	166
Other current assets	—	—	35	2	—	37

Total current assets	3	2,647	10,321	623	(7,364)	6,230

Restricted cash	—	1,135	—	—	—	1,135
Investments	(5,145)	22,632	635	—	(17,520)	602
Property, plant and equipment – net	—	—	20,043	112	—	20,155
Goodwill	—	6,152	—	—	—	6,152
Identifiable intangible assets – net	—	—	2,371	—	—	2,371
Commodity and other derivative contractual assets	—	1,760	311	—	—	2,071
Accumulated deferred income taxes	—	—	—	1	(1)	—
Other noncurrent assets, principally unamortized issuance costs	11	403	377	6	(369)	428

Total assets	$(5,131)	$34,729	$34,058	$742	$(25,254)	$39,144

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$1,125	$1,125	$96	$(1,125)	$1,221
Notes/advances from affiliates	8	6,774	—	1	(6,783)	—
Long-term debt due currently	9	621	233	—	(205)	658
Trade accounts payable	—	—	666	519	(516)	669
Trade accounts and other payables to affiliates	—	—	210	3	(3)	210
Notes payable to parent/affiliate	46	—	—	—	—	46
Commodity and other derivative contractual liabilities	—	918	1,246	—	—	2,164
Margin deposits related to commodity positions	—	341	290	—	—	631
Accrued income taxes payable to parent	—	79	—	1	(59)	21
Accrued taxes other than income	—	—	130	—	—	130
Accrued interest	26	298	185	—	(183)	326
Other current liabilities	—	8	253	—	(7)	254

Total current liabilities	89	10,164	4,338	620	(8,881)	6,330

Accumulated deferred income taxes	70	376	5,655	—	(101)	6,000
Commodity and other derivative contractual liabilities	—	831	38	—	—	869
Notes or other liabilities due affiliates	—	—	384	—	—	384
Long-term debt held by affiliate	—	343	—	—	—	343
Long-term debt, less amounts due currently	934	28,106	27,550	—	(27,459)	29,131
Other noncurrent liabilities and deferred credits	12	55	2,169	—	—	2,236

Total liabilities	1,105	39,875	40,134	620	(36,441)	45,293

EFCH shareholder’s equity	(6,236)	(5,146)	(6,076)	35	11,187	(6,236)
Noncontrolling interests in subsidiaries	—	—	—	87	—	87

Total equity	(6,236)	(5,146)	(6,076)	122	11,187	(6,149)

Total liabilities and equity	$(5,131)	$34,729	$34,058	$742	$(25,254)	$39,144

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2009

(Millions of Dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$77	$11	$6	$—	$94
Restricted cash	—	—	1	—	—	1
Advances to affiliates	3	—	5,470	—	(5,473)	—
Trade accounts receivable — net	—	2	1,007	—	—	1,009
Notes receivable from parent	—	1,432	—	—	(26)	1,406
Income taxes receivable from parent	2	—	7	—	(9)	—
Inventories	—	—	393	—	—	393
Commodity and other derivative contractual assets	—	530	1,809	—	—	2,339
Accumulated deferred income taxes	3	—	7	—	(9)	1
Margin deposits related to commodity positions	—	—	187	—	—	187
Other current assets	—	1	45	—	—	46

Total current assets	8	2,042	8,937	6	(5,517)	5,476

Restricted cash	—	1,135	—	—	—	1,135
Receivable from affiliate	—	—	85	—	—	85
Investments	(1,829)	21,308	581	—	(19,469)	591
Property, plant and equipment — net	—	—	20,901	79	—	20,980
Goodwill	—	10,252	—	—	—	10,252
Identifiable intangible assets — net	—	—	2,593	—	—	2,593
Commodity and other derivative contractual assets	—	921	612	—	—	1,533
Accumulated deferred income taxes	55	139	—	1	(195)	—
Other noncurrent assets, principally unamortized debt issuance costs	46	536	506	4	(492)	600

Total assets	$(1,720)	$36,333	$34,215	$90	$(25,673)	$43,245

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$953	$953	$—	$(953)	$953
Notes/advances from affiliates	—	5,473	—	—	(5,473)	—
Long-term debt due currently	8	205	294	—	(205)	302
Trade accounts payable — nonaffiliates	—	—	744	4	—	748
Notes or other liabilities payable to affiliates	26	—	200	3	(26)	203
Commodity and other derivative contractual liabilities	—	690	1,620	—	—	2,310
Margin deposits related to commodity positions	—	151	369	—	—	520
Accrued income taxes payable to parent	—	59	—	—	(9)	50
Accrued taxes other than income	—	—	75	—	—	75
Accumulated deferred taxes	—	9	—	—	(9)	—
Accrued interest	46	300	184	—	(181)	349
Other current liabilities	—	5	336	—	(2)	339

Total current liabilities	80	7,845	4,775	7	(6,858)	5,849

Accumulated deferred income taxes	—	—	5,590	—	(123)	5,467
Commodity and other derivative contractual liabilities	—	717	343	—	—	1,060
Notes or other liabilities due affiliates	—	—	217	—	—	217
Long-term debt held by affiliate	—	143	—	—	—	143
Long-term debt, less amounts due currently	2,462	29,401	28,267	—	(28,152)	31,978
Other noncurrent liabilities and deferred credits	4	58	2,687	—	—	2,749

Total liabilities	2,546	38,164	41,879	7	(35,133)	47,463

EFCH shareholder’s equity	(4,266)	(1,831)	(7,664)	35	9,460	(4,266)
Noncontrolling interests in subsidiaries	—	—	—	48	—	48

Total equity	(4,266)	(1,831)	(7,664)	83	9,460	(4,218)

Total liabilities and equity	$(1,720)	$36,333	$34,215	$90	$(25,673)	$43,245

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of EFCH’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2010. Based on the evaluation performed, EFCH’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There has been no change in EFCH’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, EFCH’s internal control over financial reporting.

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

The management of Energy Future Competitive Holdings Company performed an evaluation as of December 31, 2010 of the effectiveness of the company’s internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO’s) Internal Control — Integrated Framework. Based on the review performed, management believes that as of December 31, 2010 Energy Future Competitive Holdings Company’s internal control over financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Energy Future Competitive Holdings Company has issued an attestation report on Energy Future Competitive Holdings Company’s internal control over financial reporting.

/s/ JOHN F. YOUNG	/s/ PAUL M. KEGLEVIC
John F. Young, Chair, President and	Paul M. Keglevic, Executive Vice President
Chief Executive	and Chief Financial Officer

February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energy Future Competitive Holdings Company

Dallas, Texas

We have audited the internal control over financial reporting of Energy Future Competitive Holdings Company and subsidiaries (“EFCH”) as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. EFCH’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on EFCH’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, EFCH maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2010 and for the year ended December 31, 2010 of EFCH and our report dated February 17, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding EFCH’s adoption of amended guidance regarding transfers of financial assets effective January 1, 2010, on a prospective basis.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas
February 17, 2011

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is not presented as EFCH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 11.	EXECUTIVE COMPENSATION

Item 11 is not presented as EFCH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is not presented as EFCH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is not presented as EFCH meets the conditions set forth in General Instruction (I)(1)(a) and (b).

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP has been the independent auditor for EFH Corp. and for its Predecessor (TXU Corp.) since its organization in 1996.

The Audit Committee of the EFH Corp. Board of Directors has adopted a policy relating to the engagement of EFH Corp.’s independent auditor that applies to EFH Corp. and its consolidated subsidiaries, including EFCH. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, EFH Corp.’s independent auditor may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by the Audit Committee in accordance with pre-approval procedures which are defined in the policy. The pre-approval procedures require:

1.	The annual review and pre-approval by the Audit Committee of all anticipated audit and non-audit services; and

2.	The quarterly pre-approval by the Audit Committee of services, if any, not previously approved and the review of the status of previously approved services.

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. [All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) for EFH Corp. in 2010 were pre-approved by the Audit Committee.

The policy defines those non-audit services which EFH Corp.’s independent auditor may also be engaged to provide as follows:

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

Compliance with the Audit Committee’s policy relating to the engagement of Deloitte & Touche is monitored on behalf of the Audit Committee by EFH Corp.’s chief accounting officer. Reports describing the services provided by Deloitte & Touche and fees for such services are provided to the Audit Committee no less often than quarterly.

For the years ended December 31, 2010 and 2009, fees billed to EFCH by Deloitte & Touche were as follows:

	2010	2009
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other service requirements, provide comfort letters and consents	$5,037,166	$5,131,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	157,149	612,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	—	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance, and training services	—	—

Total	$5,194,315	$5,743,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits:

EFCH’s Exhibits to Form 10-K for the Fiscal Year Ended December 31, 2010

Exhibits	Previously Filed* With File Number	As Exhibit
(3)	Articles of Incorporation and By-laws

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(b)	—	Second Amended and Restated Articles of Incorporation of Energy Future Competitive Holdings Company (formerly known as TXU US Holdings Company)

3(b)	333-153529 Form S-4 (filed September 17, 2008)	3(c)	—	Restated Bylaws of Energy Future Competitive Holdings Company (formerly known as TXU US Holdings Company)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures**
Energy Future Holdings Corp. (Merger-related push down debt)

4(a)	1-12833 Form 8-K (filed October 31, 2007)	4.1	—	Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon, as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017.

4(b)	1-12833 Form 10-K (2009) (filed February 19, 2010)	4(f)	—	Supplemental Indenture, dated July 8, 2008, to Indenture, dated October 31, 2007.

4(c)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(a)	—	Second Supplemental Indenture, dated August 3, 2009, to Indenture, dated October 31, 2007.

4(d)	1-12833 Form 8-K (filed July 30, 2010)	99.1	—	Third Supplemental Indenture, dated July 29, 2010, to Indenture, dated October 31, 2007.

4(e)	1-12833 Form 8-K (filed November 20, 2009)	4.1	—	Indenture, dated November 16, 2009, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9.75% Senior Secured Notes due 2019.

4(f)	333-171253 Form S-4 (filed January 24, 2011)	4(k)	—	Indenture, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.000% Senior Secured Notes due 2020.

4(g)	333-165860 Form S-3 (filed April 1, 2010)	4(j)	—	First Supplemental Indenture, dated March 16, 2010, to Indenture, dated January 12, 2010.

4(h)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(a)	—	Second Supplemental Indenture, dated April 13, 2010, to Indenture, dated January 12, 2010.

Exhibits	Previously Filed* With File Number	As Exhibit
4(i)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(b)	—	Third Supplemental Indenture, dated April 14, 2010, to Indenture, dated January 12, 2010.

4(j)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(c)	—	Fourth Supplemental Indenture, dated May 21, 2010, to Indenture, dated January 12, 2010.

4(k)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(d)	—	Fifth Supplemental Indenture, dated July 2, 2010, to Indenture, dated January 12, 2010.

4(l)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(e)	—	Sixth Supplemental Indenture, dated July 6, 2010, to Indenture, dated January 12, 2010.

4(m)	333-171253 Form S-4 (filed January 24, 2011)	4(r)	—	Seventh Supplemental Indenture, dated July 7, 2010, to Indenture, dated January 12, 2010.

4(n)	1-12833 Form 8-K (filed January 19, 2010)	4.2	—	Registration Rights Agreement, dated January 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and the initial purchasers named therein, relating to 10.000% Senior Secured Notes due 2020.

4(o)	333-165860 Form S-3 (filed April 1, 2010)	4(l)	—	Registration Rights Agreement, dated March 16, 2010, among Energy Future Holdings Corp., the guarantors named therein and the initial purchasers named therein, relating to 10.000% Senior Secured Notes due 2020.

4(p)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(h)	—	Registration Rights Agreement, dated April 12, 2010, among Energy Future Holdings Corp., the guarantors named therein and the initial purchasers named therein, relating to 10.000% Senior Secured Notes due 2020.

Exhibits	Previously Filed* With File Number	As Exhibit
4(q)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(i)	—	Registration Rights Agreement, dated April 13, 2010, among Energy Future Holdings Corp., the guarantors named therein and the initial purchasers named therein, relating to 10.000% Senior Secured Notes due 2020.

4(r)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(j)	—	Registration Rights Agreement, dated May 20, 2010, among Energy Future Holdings Corp., the guarantors named therein and the initial purchasers named therein, relating to 10.000% Senior Secured Notes due 2020.

4(s)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(k)	—	Registration Rights Agreement, dated July 2, 2010, among Energy Future Holdings Corp., the guarantors named therein and the initial purchasers named therein, relating to 10.000% Senior Secured Notes due 2020.

4(t)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(l)	—	Registration Rights Agreement, dated July 6, 2010, among Energy Future Holdings Corp., the guarantors named therein and the initial purchasers named therein, relating to 10.000% Senior Secured Notes due 2020.

4(u)	1-12833 Form 10-Q (Quarter ended June 30, 2010) (filed August 2, 2010)	4(m)	—	Registration Rights Agreement, dated July 7, 2010, among Energy Future Holdings Corp., the guarantors named therein and the initial purchasers named therein, relating to 10.000% Senior Secured Notes due 2020.

Texas Competitive Electric Holdings Company LLC

4(v)	333-108876 Form 8-K (filed October 31, 2007)	4.2	—	Indenture, dated October 31, 2007, among Texas Competitive Electric Holdings Company LLC and TCEH Finance, Inc., the guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.25% Senior Notes due 2015.

4(w)	1-12833 Form 8-K (filed December 12, 2007)	4.1	—	First Supplemental Indenture, dated December 6, 2007, to Indenture, dated October 31, 2007, relating to Texas Competitive Electric Holdings Company LLC’s and TCEH Finance, Inc.’s 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016.

4(x)	1-12833 Form 10-Q (Quarter ended June 30, 2009) (filed August 4, 2009)	4(b)	—	Second Supplemental Indenture, dated August 3, 2009, to Indenture, dated October 31, 2007, relating to Texas Competitive Electric Holdings Company LLC’s and TCEH Finance, Inc.’s 10.25% Senior Notes due 2015, 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016.

Exhibits	Previously Filed* With File Number	As Exhibit
4(y)	1-12833 Form 8-K (filed October 8, 2010)	4.1	—	Indenture, dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC and TCEH Finance, Inc., the guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 15% Senior Secured Second Lien Notes due 2021.

4(z)	1-12833 Form 8-K (filed October 26, 2010)	4.1	—	First Supplemental Indenture, dated October 20, 2010, to the Indenture, dated October 6, 2010.

4(aa)	1-12833 Form 8-K (filed November 17, 2010)	4.1	—	Second Supplemental Indenture, dated November 15, 2010, to the Indenture, dated October 6, 2010.

4(bb)	1-12833 Form 8-K (filed October 8, 2010)	4.3	—	Second Lien Pledge Agreement, dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as collateral agent for the benefit of the second lien secured parties.

4(cc)	1-12833 Form 8-K (filed October 8, 2010)	4.4	—	Second Lien Security Agreement, dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the subsidiary guarantors named therein and The Bank Of New York Mellon Trust Company, N.A., as collateral agent and as the initial second priority representative for the benefit of the second lien secured parties.

4(dd)	1-12833 Form 8-K (filed October 8, 2010)	4.5	—	Second Lien Intercreditor Agreement, dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the subsidiary guarantors named therein, Citibank, N.A., as collateral agent for the senior collateral agent and the administrative agent, The Bank of New York Mellon Trust Company, N.A., as the initial second priority representative.

4(ee)	1-12833 Form 10-K (filed February 18, 2011)	4(aaa)	—	Form of Second Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to Fidelity National Title Insurance Company, as trustee, for the benefit of The Bank of New York Mellon Trust Company, N.A., as Collateral Agent and Initial Second Priority Representative for the benefit of the Second Lien Secured Parties, as Beneficiary.

4(ff)	1-12833 Form 8-K (filed October 8, 2010)	4.2	—	Registration Rights Agreement, dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the holders named therein and the guarantors named therein, relating to 15% Senior Secured Second Lien Notes due 2021.

4(gg)	1-12833 Form 8-K (filed October 26, 2010)	4.2	—	Registration Rights Agreement, dated October 20, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the initial purchasers and the guarantors named therein, relating to 15% Senior Secured Second Lien Notes due 2021, Series B.

Exhibits	Previously Filed* With File Number	As Exhibit
(10)	Material Contracts

	Credit Agreements and Related Agreements

10(a)	333-171253 Post-Effective Amendment #1 to Form S-4 (filed February 7, 2011)	10(rr)	—	$24,500,000,000 Credit Agreement, dated October 10, 2007, among Energy Future Competitive Holdings Company; Texas Competitive Electric Holdings Company LLC, as the borrower; the several lenders from time to time parties thereto; Citibank, N.A., as administrative agent, collateral agent, swingline lender, revolving letter of credit issuer and deposit letter of credit issuer; Goldman Sachs Credit Partners L.P., as posting agent, posting syndication agent and posting documentation agent; JPMorgan Chase Bank, N.A., as syndication agent and revolving letter of credit issuer; Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc., Morgan Stanley Senior Funding, Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and bookrunners; Goldman Sachs Credit Partners L.P., as posting lead arranger and bookrunner; Credit Suisse, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc., as co-documentation agents; and J. Aron & Company, as posting calculation agent.

10(b)	1-12833 Form 8-K (filed August 10, 2009)	10.1	—	Amendment No. 1, dated August 7, 2009, to the $24,500,000,000 Credit Agreement.

10(c)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(ss)	—	Guarantee, dated October 10, 2007, by the guarantors party thereto in favor of Citibank, N.A., as collateral agent for the benefit of the secured parties under the $24,500,000,000 Credit Agreement, dated October 10, 2007.

10(d)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(vv)	—	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to Fidelity National Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary.

10(e)	1-12833 Form 8-K (filed August 10, 2009)	10.2	—	Amended and Restated Collateral Agency and Intercreditor Agreement, dated October 10, 2007, as amended and restated as of August 7, 2009, among Energy Future Competitive Holdings Company; Texas Competitive Electric Holdings Company LLC; the subsidiary guarantors party thereto; Citibank, N.A., as administrative agent and collateral agent; Credit Suisse Energy LLC, J. Aron & Company, Morgan Stanley Capital Group Inc., Citigroup Energy Inc., each as a secured hedge counterparty; and any other person that becomes a secured party pursuant thereto.

10(f)	1-12833 Form 8-K (filed August 10, 2009)	10.3	—	Amended and Restated Security Agreement, dated October 10, 2007, as amended and restated as of August 7, 2009, among Texas Competitive Electric Holdings Company LLC, the subsidiary grantors party thereto, and Citibank, N.A., as collateral agent for the benefit of the first lien secured parties, including the secured parties under the $24,500,000,000 Credit Agreement, dated October 10, 2007.

Exhibits	Previously Filed* With File Number	As Exhibit
10(g)	1-12833 Form 8-K (filed August 10, 2009)	10.4	—	Amended and Restated Pledge Agreement, dated October 10, 2007, as amended and restated as of August 7, 2009, among Energy Future Competitive Holdings Company, Texas Competitive Electric Holdings Company LLC, the subsidiary pledgors party thereto, and Citibank, N.A., as collateral agent for the benefit first lien secured parties, including the secured parties under the $24,500,000,000 Credit Agreement, dated October 10, 2007.

10(h)	1-12833 Form 8-K (filed November 20, 2009)	4.3	—	Pledge Agreement, dated November 16, 2009, made by Energy Future Intermediate Holding Company LLC and the additional pledgers to The Bank of New York Mellon Trust Company, N.A., as collateral trustee for the holders of parity lien obligations.

10(i)	1-12833 Form 8-K (filed November 20, 2009)	4.4	—	Collateral Trust Agreement, dated November 16, 2009, among Energy Future Intermediate Holding Company LLC, The Bank of New York Mellon Trust Company, N.A., as first lien trustee and as collateral trustee, and the other secured debt representatives party thereto.

	Other Material Contracts

10(j)	1-12833 Form 10-K (2003) (filed March 15, 2004)	10(qq)	—	Lease Agreement, dated February 14, 2002, between State Street Bank and Trust Company of Connecticut, National Association, a owner trustee of ZSF/Dallas Tower Trust, a Delaware grantor trust, as lessor and EFH Properties Company, as Lessee (Energy Plaza Property).

10(k)	1-12833 Form 10-Q (Quarter ended June 30, 2007) (filed August 9, 2007)	10.1	—	First Amendment, dated June 1, 2007, to Lease Agreement, dated February 14, 2002.

10(l)	1-12833 Form 10-K (2006) (filed March 2, 2007)	10(iii)	—	Amended and Restated Transaction Confirmation by Generation Development Company LLC, dated February 2007 (subsequently assigned to Texas Competitive Electric Holdings Company LLC on October 10, 2007) (confidential treatment has been requested for portions of this exhibit).

10(m)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(sss)	—	ISDA Master Agreement, dated October 25, 2007, between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

10(n)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(ttt)	—	Schedule to the ISDA Master Agreement, dated October 25, 2007, between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

Exhibits	Previously Filed* With File Number	As Exhibit
10(o)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(uuu)	—	Form of Confirmation between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

10(p)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(vvv)	—	ISDA Master Agreement, dated October 29, 2007, between Texas Competitive Electric Holdings Company LLC and Credit Suisse International.

10(q)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(www)	—	Schedule to the ISDA Master Agreement, dated October 29, 2007, between Texas Competitive Electric Holdings Company LLC and Credit Suisse International.

10(r)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(xxx)	—	Form of Confirmation between Texas Competitive Electric Holdings Company LLC and Credit Suisse International.

(12)	Statement Regarding Computation of Ratios

12(a)				Computation of Ratio of Earnings to Fixed Charges

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Corp., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)	33-55408 Post-Effective Amendment No. 1 to Form S-3 (filed July, 1993)	99(b)	—	Amended Agreement dated January 30, 1990, between Energy Future Competitive Holdings Company and Tex-La Electric Cooperative of Texas, Inc.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2010 and 2009.

Exhibits	Previously Filed* With File Number	As Exhibit
99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the years ended December 31, 2010 and 2009.

*	Incorporated herein by reference
**	Certain instruments defining the rights of holders of long-term debt of the Company’s subsidiaries included in the financial statements filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees, upon request of the SEC, to furnish a copy of any such omitted instrument.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Competitive Holdings Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

Date: February 17, 2011	By	/S/ JOHN F. YOUNG

(John F. Young, President and Chief Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Competitive Holdings Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN F. YOUNG	Principal Executive Officer and Director	February 17, 2011
(John F. Young, Chair, President and Chief Executive)

/S/ PAUL M. KEGLEVIC	Principal Financial Officer and Director	February 17, 2011
(Paul M. Keglevic, Executive Vice President and Chief Financial Officer)

/S/ STANLEY J. SZLAUDERBACH	Principal Accounting Officer	February 17, 2011
(Stanley J. Szlauderbach, Senior Vice President and Controller)

/S/ FREDERICK M. GOLTZ	Director	February 17, 2011
(Frederick M. Goltz)

/S/ SCOTT LEBOVITZ	Director	February 17, 2011
(Scott Lebovitz)

/S/ MICHAEL MACDOUGALL	Director	February 17, 2010
(Michael MacDougall)