Form 10-Q
period 2011-03-31
Energy Future Competitive Holdings CO
filed 2011-04-29
CIK 1445049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Ö] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

— OR —

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153529-02

Energy Future Competitive Holdings Company

(Exact name of registrant as specified in its charter)

Texas	75-1837355
(State of incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes Ö     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes         No     (The registrant is not currently required to submit such files.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        Accelerated filer        Non-Accelerated filer   Ö   Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No Ö

Common Stock Outstanding as of April 28, 2010: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.

Energy Future Competitive Holdings Company meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Energy Future Competitive Holdings Company’s (EFCH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. EFCH also from time to time makes available to the public, free of charge, on the Energy Future Holdings Corp. website certain financial statements of its wholly-owned subsidiary, Texas Competitive Electric Holdings Company LLC. The information on Energy Future Holdings Corp.’s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFCH has filed as an exhibit to this Form 10-Q because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties’ risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date.

This Form 10-Q and other Securities and Exchange Commission filings of EFCH and its subsidiaries occasionally make references to EFH Corp., EFCH (or “we,” “our,” “us” or “the company”), TCEH, TXU Energy or Luminant when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent company’s financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the relevant parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2010 Form 10-K	EFCH’s Annual Report on Form 10-K for the year ended December 31, 2010

Adjusted EBITDA

Adjusted EBITDA means EBITDA adjusted to exclude noncash items, unusual items and other adjustments allowable under certain debt arrangements of TCEH and EFH Corp. See the definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under GAAP and, thus, are non-GAAP financial measures. We are providing TCEH’s and EFH Corp.’s Adjusted EBITDA in this Form 10-Q (see reconciliations in Exhibits 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the debt arrangements. We do not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with US GAAP. Additionally, we do not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management’s discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, our presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

baseload

Refers to the minimum constant level of electricity demand in a system, such as ERCOT, and/or to the electricity generation facilities or capacity normally expected to operate continuously throughout the year to serve such demand, such as our nuclear and lignite/coal-fueled generation units.

CFTC	Commodity Futures Trading Commission

CPNPC

Refers to Comanche Peak Nuclear Power Company LLC, which was formed by subsidiaries of TCEH (holding an 88% equity interest) and Mitsubishi Heavy Industries Ltd. (MHI) (holding a 12% equity interest) for the purpose of developing two new nuclear generation units and obtaining a combined operating license from the NRC for the units.

EBITDA	Refers to earnings (net income) before interest expense, income taxes, depreciation and amortization. See the definition of Adjusted EBITDA above.

EFCH	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include TCEH and Oncor.

EFH Corp. Senior Notes	Refers collectively to EFH Corp.’s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.’s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EFH Corp. Senior Secured Notes	Refers collectively to EFH Corp.’s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.’s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

EFIH Finance	Refers to EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

FERC	US Federal Energy Regulatory Commission

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

IRS	US Internal Revenue Service

kWh	kilowatt-hours

Lehman	Refers to certain subsidiaries of Lehman Brothers Holdings Inc., which filed for bankruptcy under Chapter 11 of the US Bankruptcy Code in 2008.

LIBOR	London Interbank Offered Rate. An interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market.

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

TCEH Senior Secured Facilities

Refers collectively to the TCEH Initial Term Loan Facility, TCEH Delayed Draw Term Loan Facility, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 5 to Financial Statements for details of these facilities.

TCEH Senior Secured Notes	Refers to TCEH’s 11.5% Senior Secured Notes due October 1, 2020.

TCEH Senior Secured Second Lien Notes	Refers collectively to TCEH’s 15% Senior Secured Second Lien Notes due April 1, 2021 and TCEH’s 15% Senior Secured Second Lien Notes due April 1, 2021, Series B.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than Oncor Holdings and its subsidiaries.

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)

Operating revenues	$1,672	$1,999
Fuel, purchased power costs and delivery fees	(830)	(1,047)
Net gain (loss) from commodity hedging and trading activities	(94)	1,213
Operating costs	(216)	(197)
Depreciation and amortization	(362)	(337)
Selling, general and administrative expenses	(162)	(183)
Franchise and revenue-based taxes	(21)	(22)
Other income (Note 13)	36	14
Other deductions (Note 13)	(1)	(5)
Interest income	27	21
Interest expense and related charges (Note 13)	(526)	(821)

Income (loss) before income taxes	(477)	635

Income tax (expense) benefit	162	(234)

Net income (loss)	(315)	401

Net (income) loss attributable to noncontrolling interests	–	(1)

Net income (loss) attributable to EFCH	$(315)	$400

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)

Net income (loss)	$(315)	$401
Other comprehensive income, net of tax effects – derivative value net loss related to cash flow hedge transactions recognized during the period and reported in net income (net of tax benefit of $4 and $10)	7	19

Comprehensive income (loss)	(308)	420

Comprehensive (income) loss attributable to noncontrolling interests	–	(1)

Comprehensive income (loss) attributable to EFCH	$(308)	$419

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)

Cash flows — operating activities:
Net income (loss)	$(315)	$401
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	436	417
Deferred income tax expense (benefit) – net	(167)	227
Unrealized net (gain) loss from mark-to-market valuations of commodity positions	316	(993)
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps (Note 13)	(142)	107
Effect of Parent’s payment of interest on pushed-down debt	16	–
Interest on toggle notes payable in additional principal (Notes 5 and 13)	40	55
Bad debt expense (Note 4)	14	36
Accretion expense related to asset retirement and mining reclamation obligations	13	13
Stock-based incentive compensation expense	–	3
Losses on dedesignated cash flow hedges (interest rate swaps)	10	29
Other, net	2	(5)
Changes in operating assets and liabilities:
Impact of accounts receivable securitization program (Note 4)	–	(383)
Margin deposits – net	84	45
Other operating assets and liabilities	36	130

Cash provided by operating activities	343	82

Cash flows — financing activities:
Notes due to affiliates	767	730
Repayments/repurchases of long-term debt (Note 5)	(69)	(132)
Net short-term borrowings under accounts receivable securitization program (Note 4)	5	393
Decrease in other short-term borrowings (Note 5)	(222)	(700)
Decrease in income tax-related note payable to Oncor	(9)	(9)
Contributions from noncontrolling interests	6	6
Debt discount, financing and reacquisition expenses	–	1
Other, net	(1)	9

Cash provided by financing activities	477	298

Cash flows — investing activities:
Capital expenditures	(143)	(320)
Nuclear fuel purchases	(98)	(44)
Notes due from affiliates	(61)	–
Changes in restricted cash	(3)	(16)
Proceeds from sale of environmental allowances and credits	1	3
Purchases of environmental allowances and credits	(4)	(5)
Proceeds from sales of nuclear decommissioning trust fund securities	734	564
Investments in nuclear decommissioning trust fund securities	(738)	(568)
Other, net	5	1

Cash used in investing activities	(307)	(385)

Net change in cash and cash equivalents	513	(5)
Cash and cash equivalents — beginning balance	47	94

Cash and cash equivalents — ending balance	$560	$89

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(millions of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$560	$47
Restricted cash (Note 13)	36	33
Trade accounts receivable — net (includes $515 and $612 in pledged amounts related to a VIE (Notes 2 and 4))	762	991
Notes receivable from parent (Note 12)	1,981	1,921
Inventories (Note 13)	394	395
Commodity and other derivative contractual assets (Note 10)	2,394	2,640
Margin deposits related to commodity positions	100	166
Other current assets	54	37

Total current assets	6,281	6,230

Restricted cash (Note 13)	1,135	1,135
Investments (Note 13)	620	602
Property, plant and equipment — net (Note 13)	19,960	20,155
Goodwill (Note 3)	6,152	6,152
Identifiable intangible assets — net (Note 3)	2,338	2,371
Commodity and other derivative contractual assets (Note 10)	1,754	2,071
Other noncurrent assets, principally unamortized debt issuance costs	407	428

Total assets	$38,647	$39,144

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (includes $101 and $96 related to a VIE (Notes 2 and 5))	$1,004	$1,221
Advances from parent	2	—
Long-term debt due currently (Note 5)	453	658
Trade accounts payable	474	669
Trade accounts and other payables to affiliates	184	210
Notes payable to parent (Note 12)	811	46
Commodity and other derivative contractual liabilities (Note 10)	1,894	2,164
Accumulated deferred income taxes	10	4
Margin deposits related to commodity positions	649	631
Accrued income taxes payable to parent (Note 12)	46	21
Accrued taxes other than income	43	130
Accrued interest	506	326
Other current liabilities	183	250

Total current liabilities	6,259	6,330

Accumulated deferred income taxes	5,828	6,000
Commodity and other derivative contractual liabilities (Note 10)	749	869
Notes or other liabilities due affiliates (Note 12)	393	384
Long-term debt held by affiliates (Note 12)	343	343
Long-term debt, less amounts due currently (Note 5)	29,271	29,131
Other noncurrent liabilities and deferred credits (Note 13)	2,246	2,236

Total liabilities	45,089	45,293

Commitments and Contingencies (Note 6)

Equity (Note 7):
EFCH shareholder’s equity	(6,535)	(6,236)
Noncontrolling interests in subsidiaries	93	87

Total equity	(6,442)	(6,149)

Total liabilities and equity	$38,647	$39,144

See Notes to Financial Statements

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EFCH, a wholly-owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company. We conduct our operations almost entirely through our wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management, are performed on an integrated basis; consequently, there are no reportable business segments.

References in this report to “we,” “our,” “us” and “the company” are to EFCH and/or its subsidiaries or TCEH and/or its subsidiaries as apparent in the context. See “Glossary” for other defined terms and abbreviations.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our 2010 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. All acquisitions of outstanding debt for cash, including notes that had been issued in lieu of cash interest, are presented in the financing activities section of the statement of cash flows. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2010 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

2.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES (VIEs)

A VIE is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us. Accounting standards require consolidation of a VIE if we have (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (primary beneficiary). Our VIEs consist of equity investees. In determining the appropriateness of consolidation of a VIE, we evaluate its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. We also examine the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE.

Consolidated VIEs

See discussion in Note 4 regarding the VIE related to our accounts receivable securitization program that is consolidated under the accounting standards because EFCH (as the owner of TXU Energy) is the primary beneficiary of TXU Receivables Company, which is owned and controlled by our parent, EFH Corp.

We also consolidate Comanche Peak Nuclear Power Company LLC (CPNPC), which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at our existing Comanche Peak nuclear-fueled generation facility using MHI’s US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of CPNPC’s equity interests, respectively (see Note 8).

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs are as follows:

Assets:	March 31, 2011	December 31, 2010	Liabilities:	March 31, 2011	December 31, 2010
Cash and cash equivalents	$11	$9	Short-term borrowings (a)	$101	$96
Accounts receivable (a)	515	612	Trade accounts payable	4	3
Property, plant and equipment	120	112	Other current liabilities	5	1

Other assets, including $2 million of current assets in both periods	7	8

Total assets	$653	$741	Total liabilities	$110	$100

(a)

As a result of accounting guidance related to transfers of financial assets, the balance sheet as of March 31, 2011 and December 31, 2010 reflects $515 million and $612 million, respectively, of pledged accounts receivable and $101 million and $96 million, respectively, of short-term borrowings (see Note 4).

The assets of our consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIEs do not have recourse to our general credit.

3.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides the goodwill balances as of March 31, 2011 and December 31, 2010. There were no changes to the goodwill balances in the three months ended March 31, 2011. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,322
Accumulated impairment charges	(12,170)

Balance as of March 31, 2011 and December 31, 2010	$6,152

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	March 31, 2011			December 31, 2010

Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$306	$157	$463	$293	$170
Favorable purchase and sales contracts	548	266	282	548	257	291
Capitalized in-service software	217	57	160	202	50	152
Environmental allowances and credits	988	325	663	986	304	682
Mining development costs	52	19	33	47	17	30

Total intangible assets subject to amortization	$2,268	$973	1,295	$2,246	$921	1,325

Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			88			91

Total intangible assets			$2,338			$2,371

Amortization expense related to intangible assets (including income statement line item) consisted of:

		Three Months Ended March 31,

Identifiable Intangible Asset	Income Statement Line	2011	2010
Retail customer relationship	Depreciation and amortization	$13	$20
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	9	14
Capitalized in-service software	Depreciation and amortization	7	5
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	21	22
Mining development costs	Depreciation and amortization	2	2

Total amortization expense		$52	$63

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Amortization Expense
2011	$190
2012	152
2013	133
2014	116
2015	98

4.	TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). Under the program, TXU Energy (originator) sells trade accounts receivable to TXU Receivables Company, which is an entity created for the special purpose of purchasing receivables from the originator and is a wholly-owned, bankruptcy-remote, direct subsidiary of EFH Corp. Effective January 1, 2010, we consolidate TXU Receivables Company in accordance with amended consolidated accounting standards. TXU Receivables Company sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. In accordance with an amended transfers and servicing accounting standard effective January 1, 2010, the trade accounts receivable amounts under the program are reported as pledged balances, and the related funding amounts are reported as short-term borrowings. Prior to the effective date of the amended accounting standard, we did not consolidate TXU Receivables Company, and the activity was accounted for as a sale of accounts receivable in accordance with previous accounting standards, which resulted in the funding being recorded as a reduction of accounts receivable.

The maximum funding amount currently available under the accounts receivable securitization program is $350 million. Program funding increased from $96 million as of December 31, 2010 to $101 million as of March 31, 2011. Under the terms of the program, available funding was reduced by $37 million of customer deposits held by the originator because TCEH’s credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued a subordinated note payable to the originator for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originator that was funded by the sale of the undivided interests. The subordinated note issued by TXU Receivables Company is subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated note payable, which is eliminated in consolidation, totaled $414 million and $516 million as of March 31, 2011 and December 31, 2010, respectively.

The discount from face amount on the purchase of receivables from the originator principally funds program fees paid to the funding entities. The program fees consist primarily of interest costs on the underlying financing and are reported as interest expense and related charges. The discount also funds a servicing fee, which is reported as SG&A expense, paid by TXU Receivables Company to EFH Corporate Services Company (Service Co.), a direct wholly-owned subsidiary of EFH Corp., which provides recordkeeping services and is the collection agent for the program.

Program fee amounts were as follows:

	Three Months Ended March 31,
	2011	2010
Program fees	$ 2	$ 2
Program fees as a percentage of average funding (annualized)	6.8%	2.2%

Activities of TXU Receivables Company were as follows:

	Three Months Ended March 31,
	2011	2010
Cash collections on accounts receivable	$1,334	$1,541
Face amount of new receivables purchased	(1,237)	(1,479)
Discount from face amount of purchased receivables	3	3
Program fees paid to funding entities	(2)	(2)
Servicing fees paid to Service Co. for recordkeeping and collection services	(1)	(1)
Decrease in subordinated notes payable	(102)	(72)

Financing cash flows provided to originator under the program	$(5)	$(10)

Prior to the January 1, 2010 adoption of the amended accounting standard, changes in funding under the program were reported as operating cash flows, and the amended accounting rule required that the amount of funding under the program as of the adoption date ($383 million) be reported as a use of operating cash flows and a source of financing cash flows. All changes in funding subsequent to adoption of the amended standard are reported as financing activities.

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Receivables Company or Service Co. defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than Service Co., any parent guarantor of the originator or the originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. As of March 31, 2011, there were no such events of termination.

Upon termination of the program, liquidity would be reduced as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 30 days.

Trade Accounts Receivable

	March 31, 2011	December 31, 2010
Wholesale and retail trade accounts receivable, including $515 and $612 in pledged retail receivables	$793	$1,055
Allowance for uncollectible accounts	(31)	(64)

Trade accounts receivable — reported in balance sheet	$762	$991

Gross trade accounts receivable as of March 31, 2011 and December 31, 2010 included unbilled revenues of $262 million and $297 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2011	2010
Allowance for uncollectible accounts receivable as of beginning of period	$64	$81
Increase for bad debt expense	14	36
Decrease for account write-offs	(21)	(43)
Reversal of reserve related to counterparty bankruptcy (Note 13)	(26)	—

Allowance for uncollectible accounts receivable as of end of period	$31	$74

Affiliated Receivables

Receivables from affiliates are measured at historical cost and primarily consist of notes receivable for cash loaned to EFH Corp. for debt principal and interest payments and other general corporate purposes of EFH Corp. TCEH reviews economic conditions, counterparty credit scores and historical payment activity to assess the overall collectability of its affiliated receivables. Notes receivable from EFH Corp. totaled $1.981 billion and $1.921 billion as of March 31, 2011 and December 31, 2010, respectively. There were no credit loss allowances as of March 31, 2011 or December 31, 2010. See Note 12 for additional information about related party transactions.

5.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

As of March 31, 2011, outstanding short-term borrowings totaled $1.004 billion, which included $903 million under the TCEH Revolving Credit Facility at a weighted average interest rate of 3.75%, excluding certain customary fees, and $101 million under the accounts receivable securitization program discussed in Note 4.

As of December 31, 2010, outstanding short-term borrowings totaled $1.221 billion, which included $1.125 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 3.80%, excluding certain customary fees, and $96 million under the accounts receivable securitization program.

Credit Facilities

Credit facilities with cash borrowing and/or letter of credit availability as of March 31, 2011 are presented below. The facilities are all senior secured facilities of TCEH. See “April 2011 Amendment, Extension and Repayments of TCEH Senior Secured Facilities” below for discussion of amendments, extensions and repayments of the facilities in April 2011.

		As of March 31, 2011
Authorized Borrowers and Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability

TCEH Revolving Credit Facility (a)	October 2013	$2,700	$—	$903	$1,680
TCEH Letter of Credit Facility (b)	October 2014	1,250	—	1,250	—

Subtotal TCEH		$3,950	$—	$2,153	$1,680

TCEH Commodity Collateral Posting Facility (c)	December 2012	Unlimited	$—	$—	Unlimited

(a)

Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. Availability amount as of March 31, 2011 includes $112 million of commitments from Lehman that were only available from the fronting banks and the swingline lender and excludes $117 million of requested cash draws that have not been funded by Lehman. In conjunction with the amendment, extension and repayments of the TCEH Senior Secured Facilities in April 2011, the cash borrowings under the TCEH Revolving Credit Facility funded by Lehman were repaid and Lehman’s commitment to loan funds under the TCEH Revolving Credit Facility was terminated. All outstanding borrowings under this facility as of March 31, 2011 bear interest at LIBOR plus 3.5%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility.

(b)

Facility used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility were drawn at the inception of the facility, are classified as long-term debt, and except for $115 million related to a letter of credit drawn in June 2009, have been retained as restricted cash. Letters of credit totaling $887 million issued as of March 31, 2011 are supported by the restricted cash, and the remaining letter of credit availability totals $248 million.

(c)

Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 260 million MMBtu as of March 31, 2011. As of March 31, 2011, there were no borrowings under this facility.

Long-Term Debt

As of March 31, 2011 and December 31, 2010, long-term debt consisted of the following:

	March 31, 2011	December 31, 2010

TCEH
Pollution Control Revenue Bonds:
Brazos River Authority:
5.400% Fixed Series 1994A due May 1, 2029	$39	$39
7.700% Fixed Series 1999A due April 1, 2033	111	111
6.750% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (a)	16	16
7.700% Fixed Series 1999C due March 1, 2032	50	50
8.250% Fixed Series 2001A due October 1, 2030	71	71
5.750% Fixed Series 2001C due May 1, 2036, remarketing date November 1, 2011 (a)	217	217
8.250% Fixed Series 2001D-1 due May 1, 2033	171	171
0.212% Floating Series 2001D-2 due May 1, 2033 (b)	97	97
0.289% Floating Taxable Series 2001I due December 1, 2036 (c)	62	62
0.212% Floating Series 2002A due May 1, 2037 (b)	45	45
6.750% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (a)	44	44
6.300% Fixed Series 2003B due July 1, 2032	39	39
6.750% Fixed Series 2003C due October 1, 2038	52	52
5.400% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (a)	31	31
5.000% Fixed Series 2006 due March 1, 2041	100	100

Sabine River Authority of Texas:
6.450% Fixed Series 2000A due June 1, 2021	51	51
5.500% Fixed Series 2001A due May 1, 2022, remarketing date November 1, 2011 (a)	91	91
5.750% Fixed Series 2001B due May 1, 2030, remarketing date November 1, 2011 (a)	107	107
5.200% Fixed Series 2001C due May 1, 2028	70	70
5.800% Fixed Series 2003A due July 1, 2022	12	12
6.150% Fixed Series 2003B due August 1, 2022	45	45

Trinity River Authority of Texas:
6.250% Fixed Series 2000A due May 1, 2028	14	14

Unamortized fair value discount related to pollution control revenue bonds (d)	(129)	(132)

Senior Secured Facilities (see details of April 2011 transactions below):
3.769% TCEH Initial Term Loan Facility maturing October 10, 2014 (e)(f)(g)	15,874	15,915
3.759% TCEH Delayed Draw Term Loan Facility maturing October 10, 2014 (e)(f)	4,024	4,034
3.746% TCEH Letter of Credit Facility maturing October 10, 2014 (f)	1,250	1,250
0.230% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (h)	–	–

Other:
10.25% Fixed Senior Notes due November 1, 2015 (g)	2,046	2,046
10.25% Fixed Senior Notes due November 1, 2015, Series B (g)	1,442	1,442
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,406	1,406
15.00% Senior Secured Second Lien Notes due April 1, 2021	336	336
15.00% Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
7.000% Fixed Senior Notes due March 15, 2013	5	5
7.460% Fixed Secured Facility Bonds with amortizing payments through January 2015	28	42
Capital lease obligations	73	76
Other	3	3
Unamortized fair value discount (d)	(2)	(2)

Total TCEH	$29,126	$29,191

	March 31, 2011	December 31, 2010

EFCH (parent entity)
9.580% Fixed Notes due in semiannual installments through December 4, 2019	$46	$46
8.254% Fixed Notes due in quarterly installments through December 31, 2021	45	46
1.104% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (f)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (d)	(9)	(10)

Subtotal	91	91

EFH Corp. debt pushed down (i)
10.875% EFH Corp. Fixed Senior Notes due November 1, 2017	179	179
11.25/12.00% EFH Corp. Senior Toggle Notes due November 1, 2017	285	285
9.75 EFH Corp. Fixed Senior Secured Notes due October 15, 2019	58	58
10.000 % EFH Corp. Fixed Senior Secured Notes due January 15, 2020	328	328

Subtotal – EFH Corp. debt pushed down	850	850

Total EFCH	941	941

Total EFCH consolidated	30,067	30,132
Less amount due currently	(453)	(658)
Less amount held by affiliates	(343)	(343)

Total long-term debt	$29,271	$29,131

(a)

These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(b)	Interest rates in effect as of March 31, 2011. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.
(c)	Interest rate in effect as of March 31, 2011. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.
(d)	Amount represents unamortized fair value adjustments recorded under purchase accounting.
(e)	Interest rate swapped to fixed on $17.87 billion principal amount.
(f)	Interest rates in effect as of March 31, 2011.
(g)

As discussed below and in Note 12, principal amounts of notes/term loans totaling $343 million as of both March 31, 2011 and December 31, 2010 are held by affiliates as a result of debt exchanges completed by EFH Corp. and EFIH in 2009 and 2010.

(h)	Interest rate in effect as of March 31, 2011, excluding a quarterly maintenance fee of $11 million. See “Credit Facilities” above for more information.
(i)	Represents 50% of the principal amount of these EFH Corp. securities guaranteed by, and pushed down to (pushed-down debt), EFCH per the discussion below under “Push Down of EFH Corp. Debt.”

Debt Repayments — Repayments of long-term debt in the three months ended March 31, 2011 totaled $69 million and included $51 million of principal payments at scheduled maturity dates and $17 million in contractual payments under capitalized lease obligations.

April 2011 Amendment, Extension and Repayments of TCEH Senior Secured Facilities — Borrowings under these facilities totaled $22.051 billion as of March 31, 2011 (including $20 million held by EFH Corp.). In April 2011, (i) the Credit Agreement governing the TCEH Senior Secured Facilities was amended, (ii) the maturity dates of approximately 80% of the borrowings under the term loans (initial term loans and delayed draw term loans) and deposit letter of credit loans under the TCEH Senior Secured Facilities and approximately 70% of the commitments under the TCEH Revolving Credit Facility were extended, (iii) borrowings totaling $1.6 billion under the TCEH Senior Secured Facilities were repaid from proceeds of issuance of $1.750 billion principal amount of TCEH 11.5% Senior Secured Notes as discussed below and (iv) the amount of commitments under the TCEH Revolving Credit Facility was reduced by $646 million. TCEH paid transaction costs totaling approximately $850 million in connection with the amendment and extensions.

The amendment to the Credit Agreement included, among other things, amendments to certain covenants contained in the TCEH Senior Secured Facilities (including the financial maintenance covenant), as well as acknowledgement by the lenders that (i) the terms of the intercompany notes receivable (as described below) from EFH Corp. payable to TCEH complied with the TCEH Senior Secured Facilities, including the requirement that these loans be made on an “arm’s-length” basis, and (ii) no mandatory repayments were required to be made by TCEH relating to “excess cash flows,” as defined under covenants of the TCEH Senior Secured Facilities, for fiscal years 2008, 2009 and 2010.

As amended, the maximum ratios for the secured debt to Adjusted EBITDA financial maintenance covenant are 8.00 to 1.00 for test periods ending from March 31, 2011 through December 31, 2014, and decline over time to 5.50 to 1.00 for the test periods ending March 31, 2017 and thereafter. The previous maximum ratios were 6.75 to 1.00 for the test periods ending December 31, 2010 through September 30, 2011, declining over time to 5.75 to 1.00 for the test period ending March 31, 2014 and thereafter. In addition, (i) up to $1.5 billion principal amount of TCEH senior secured first lien notes (including the TCEH Senior Secured Notes discussed below), to the extent the proceeds are used to repay term loans and deposit letter of credit loans under the TCEH Senior Secured Facilities, and (ii) all senior secured second lien debt will be excluded for the purposes of the secured debt to Adjusted EBITDA financial maintenance covenant.

The amendment contains certain provisions related to intercompany loans to EFH Corp. payable to TCEH on demand that arise from cash loaned for (i) debt principal and interest payments (the “P&I Note”) and (ii) other general corporate purposes of EFH Corp. (the “SG&A Note”). In addition to the acknowledgements described above, TCEH agreed in the Amendment:

•	not to make any further loans to EFH Corp. under the SG&A Note (as of April 19, 2011, the outstanding balance of the SG&A Note was $233 million, after the repayment discussed below);
•	that borrowings outstanding under the P&I Note will not exceed $2 billion in the aggregate at any time (as of March 31, 2011, the outstanding balance of the P&I Note was $955 million), and
•

that the sum of (i) the outstanding indebtedness (including guarantees) issued by EFH Corp. or any subsidiary of EFH Corp. (including EFIH) secured by a second-priority lien on the equity interests that EFIH owns in Oncor Holdings (EFIH Second-Priority Debt) and (b) the aggregate outstanding amount of the SG&A Note and P&I Note will not exceed, at any time, the maximum amount of EFIH Second-Priority Debt permitted by the indenture governing the EFH Corp. 10% Notes as in effect on April 7, 2011.

Further, in connection with the amendment, in April 2011 the following actions were completed related to the intercompany loans:

•	EFH Corp. repaid $770 million of borrowings under the SG&A Note (using proceeds from TCEH’s repayment of the $770 million TCEH borrowed from EFH Corp. in January 2011 under a demand note), and
•

EFIH and EFCH guaranteed, on an unsecured basis, the remaining balance of the SG&A Note (consistent with the existing EFIH and EFCH unsecured guarantees of the P&I Note and the EFH Corp. Senior Notes discussed below).

Pursuant to the extension of the TCEH Senior Secured Facilities in April 2011:

•

the maturity of $15.402 billion principal amount of first lien term loans held by accepting lenders was extended from October 10, 2014 to October 10, 2017 and the interest rate with respect to the extended term loans was increased from LIBOR plus 3.50% to LIBOR plus 4.50%;

•

the maturity of $1.020 billion principal amount of first lien deposit letter of credit loans held by accepting lenders was extended from October 10, 2014 to October 10, 2017 and the interest rate with respect to the extended deposit letter of credit loans was increased from LIBOR plus 3.50% to LIBOR plus 4.50%, and

•

the maturity of $1.414 billion of the commitments (of which related cash borrowings totaled $452 million as of April 19, 2011) under the TCEH Revolving Credit Facility held by accepting lenders was extended from October 10, 2013 to October 10, 2016, the interest rate with respect to the extended revolving commitments was increased from LIBOR plus 3.50% to LIBOR plus 4.50% and the undrawn fee with respect to such commitments was increased from 0.50% to 1.00%.

Upon the effectiveness of the extension, TCEH paid an up-front extension fee of 350 basis points on extended term loans and extended deposit letter of credit loans.

Each of the extended loans described above includes a “springing maturity” provision pursuant to which (i) in the event that more than $500 million aggregate principal amount of the TCEH 10.25% Notes due in 2015 (other than notes held by EFH Corp. or its controlled affiliates as of March 31, 2011 to the extent held as of the determination date) or more than $150 million aggregate principal amount of the TCEH Toggle Notes due in 2016 (other than notes held by EFH Corp. or its controlled affiliates as of March 31, 2011 to the extent held as of the determination date), as applicable, remain outstanding as of 91 days prior to the maturity date of the applicable notes and (ii) TCEH’s total debt to Adjusted EBITDA ratio (as defined in the TCEH Senior Secured Facilities) is greater than 6.00 to 1.00 at the applicable determination date, then the maturity date of the extended loans will automatically change to 90 days prior to the maturity date of the applicable notes.

Under the terms of the TCEH Senior Secured Facilities, the commitments of the lenders to make loans to TCEH are several and not joint. Accordingly, if any lender fails to make loans to TCEH, TCEH’s available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the TCEH Senior Secured Facilities.

The TCEH Senior Secured Facilities are unconditionally guaranteed jointly and severally on a senior secured basis by EFCH, and subject to certain exceptions, each existing and future direct or indirect wholly-owned US restricted subsidiary of TCEH. The TCEH Senior Secured Facilities, including the guarantees thereof, certain commodity hedging transactions and the interest rate swaps described under “TCEH Interest Rate Swap Transactions” below are secured on a first priority basis by (i) substantially all of the current and future assets of TCEH and TCEH’s subsidiaries who are guarantors of such facilities and (ii) pledges of the capital stock of TCEH and certain current and future direct or indirect subsidiaries of TCEH.

Amounts borrowed under the TCEH Revolving Facility may be reborrowed from time to time until October 2013 with respect to the $640 million of commitments not extended and until October 2016 with respect to the $1.414 billion of commitments that were extended; such amounts borrowed totaled $205 million and $452 million, respectively, as of April 19, 2011. The TCEH Commodity Collateral Posting Facility will mature in December 2012.

April 2011 Issuance of TCEH 11.5% Senior Secured Notes — In April 2011, TCEH and TCEH Finance issued $1.750 billion principal amount of 11.5% Senior Secured Notes due 2020, and used the net proceeds to:

•

repay $770 million principal amount of term loans (representing amortization payments that otherwise would have been paid from March 2011 through September 2014, including $1 million of term loans held by EFH Corp.);

•	repay $188 million principal amount of deposit letter of credit loans;
•	repay $646 million of borrowings under the TCEH Revolving Credit Facility (with commitments under the facility being reduced by the same amount), and
•	fund $134 million of the approximately $850 million of total transaction costs associated with the amendment and extension of the TCEH Senior Secured Facilities discussed above.

The TCEH Senior Secured Notes mature in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, beginning July 1, 2011, at a fixed rate of 11.5% per annum. The notes are unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

The TCEH Senior Secured Notes were issued in private placements and are not registered under the Securities Act. The notes are a senior obligation and rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured and second-priority debt of TCEH to the extent of the value of the TCEH Collateral and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to all secured obligations of TCEH that are secured by assets other than the TCEH Collateral, to the extent of the value of the assets securing such obligations.

The guarantees of the TCEH Senior Secured Notes by the Guarantors are effectively senior to any unsecured and second-priority debt of the Guarantors to the extent of the value of the TCEH Collateral. The guarantees are effectively subordinated to all debt of the Guarantors secured by assets that are not part of the TCEH Collateral, to the extent of the value of the collateral securing that debt.

The indenture for the TCEH Senior Secured Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, TCEH’s and its restricted subsidiaries’ ability to:

•	make restricted payments, including certain investments;
•	incur debt and issue preferred stock;
•	create liens;
•	enter into mergers or consolidations;
•	sell or otherwise dispose of certain assets, and
•	engage in certain transactions with affiliates.

The indenture also contains customary events of default, including, among others, failure to pay principal or interest on the notes when due. If certain events of default occur under the indenture, the trustee or the holders of at least 30% of aggregate principal amount of all outstanding TCEH Senior Secured Notes may declare the principal amount on all such notes to be due and payable immediately.

Until April 1, 2014, TCEH may redeem, with the net cash proceeds of certain equity offerings, up to 35% of the aggregate principal amount of the TCEH Senior Secured Notes from time to time at a redemption price of 111.5% of the aggregate principal amount of the notes being redeemed, plus accrued interest. TCEH may redeem the notes at any time prior to April 1, 2016 at a price equal to 100% of their principal amount, plus accrued interest and the applicable premium as defined in the indenture. TCEH may also redeem the notes, in whole or in part, at any time on or after April 1, 2016, at specified redemption prices, plus accrued interest. Upon the occurrence of a change of control (as described in the indenture), TCEH must offer to repurchase the notes at 101% of their principal amount, plus accrued interest.

April 2011 EFIH Debt Exchanges — In private exchanges in April 2011, EFIH and EFIH Finance issued $406 million principal amount of 11% Senior Secured Second Lien Notes due 2021 in exchange for $428 million of EFH Corp. debt consisting of $163 million principal amount of EFH Corp. 10.875% Notes due 2017, $229 million principal amount of EFH Corp. Toggle Notes due 2017 and $36 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014. EFIH intends to hold the acquired securities as an investment. At March 31, 2011, 50% of the outstanding EFH Corp. 10.875% Notes and Toggle Notes were pushed down to EFCH as discussed immediately below.

Push Down of EFH Corp. Debt – Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt of EFH Corp. (parent) that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin (SAB) Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in our financial statements. Merger-related debt of EFH Corp. held as an investment by its subsidiaries is not subject to push down.

The amount reflected on our balance sheet as pushed down debt represents 50% of the EFH Corp. Merger-related debt EFCH has guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

The Merger-related debt of EFH Corp. subject to push down due to the guarantee by EFCH and EFIH totaled $1.701 billion as of both March 31, 2011 and December 31, 2010 and consisted of:

•

$656 million principal amount of EFH Corp. 10% Notes (includes $561 million principal amount issued in exchange for EFH Corp. and TCEH Merger-related debt and $95 million representing proceeds from an issuance used to repurchase EFH Corp. Merger-related debt);

•	$571 million principal amount of EFH Corp. Toggle Notes;
•	$359 million principal amount of EFH Corp. 10.875% Notes, and
•	$115 million principal amount of EFH Corp. 9.75% Notes.

Our balance sheet as of March 31, 2011 and December 31, 2010 reflects 50% of these amounts. In addition to the $1.701 billion principal amount of debt subject to push down, EFCH and EFIH have guaranteed (fully and unconditionally on a joint and several basis) EFH Corp. debt that is not Merger-related, which as of March 31, 2011 and December 31, 2010 consisted of $405 million principal amount of EFH Corp. 10% Notes. EFH Corp. Senior Notes totaling $3.724 billion principal amount that are held by EFIH as an investment are also guaranteed (fully and unconditionally on a joint and several basis) by EFCH and EFIH.

The EFCH guarantee of the EFH Corp. debt is not secured, and the EFIH guarantee of the EFH Corp. Senior Notes is not secured. The EFIH guarantee of the EFH Corp. 10% and 9.75% Notes is secured by EFIH’s pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (the EFIH Collateral).

Information Regarding Other Significant Outstanding Debt

TCEH 10.25% Senior Notes (including Series B) and 10.50/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — The TCEH 10.25% Notes mature in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The Toggle Notes mature in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest. For any interest period until November 2012, TCEH may elect to pay interest on the notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once TCEH makes a PIK election, the election is valid for each succeeding interest payment period until TCEH revokes the election.

These notes had a total principal amount as of March 31, 2011 of $4.894 billion (including $323 million principal amount held by EFH Corp. and EFIH) and are fully and unconditionally guaranteed on a joint and several unsecured basis by EFCH (which owns 100% of TCEH and its subsidiary guarantors), and by each subsidiary that guarantees the TCEH Senior Secured Facilities.

TCEH 15% Senior Secured Second Lien Notes (including Series B) — These notes mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum, and had a total principal amount of $1.571 billion as of March 31, 2011. The notes are unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

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

Interest Rate Swap Transactions

As of March 31, 2011, TCEH has entered into interest rate swap transactions pursuant to which payment of the floating interest rates on an aggregate of $17.87 billion principal amount of senior secured term loans of TCEH were exchanged for interest payments at fixed rates of between 5.6% and 8.3% on debt maturing from 2012 to 2014. Swaps related to an aggregate $2.60 billion principal amount of debt expired or were terminated in the three months ended March 31, 2011, and swaps related to an aggregate $4.67 billion principal amount of debt (growing to $8.64 billion over time, primarily as existing swaps expire) were entered into in the three months ended March 31, 2011. Subsequent to the end of the quarter through April 27, 2011, TCEH entered into additional swaps related to an aggregate $781 million principal amount of debt (growing to $1.936 billion over time to October 2014, primarily as existing swaps expire).

As of March 31, 2011, TCEH has entered into interest rate basis swap transactions pursuant to which payments at floating interest rates of three-month LIBOR on an aggregate of $12.70 billion principal amount of senior secured term loans of TCEH were exchanged for floating interest rates of one-month LIBOR plus spreads ranging from 0.0625% to 0.1910%. In the three months ended March 31, 2011, interest rate basis swaps related to an aggregate $2.5 billion principal amount of TCEH senior secured term loans expired, and no additional basis swaps were entered into by TCEH.

The interest rate swap counterparties are proportionately secured by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities. Changes in the fair value of such swaps are being reported in the income statement in interest expense and related charges, and such unrealized mark-to-market value changes totaled $142 million in net gains and $107 million in net losses in the three months ended March 31, 2011 and 2010, respectively. The cumulative unrealized mark-to-market net liability related to the swaps totaled $1.277 billion as of March 31, 2011, of which $94 million (pre-tax) was reported in accumulated other comprehensive income.

6.	COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

Residual value guarantees in operating leases — We are the lessee under various operating leases that guarantee the residual values of the leased assets. As of March 31, 2011, both the aggregate maximum amount of residual values guaranteed and the estimated residual recoveries totaled $13 million. These leased assets consist primarily of rail cars. The average life of the residual value guarantees under the lease portfolio is approximately 5 years.

See Note 5 above for discussion of guarantees and security for certain of our debt securities, as well as EFCH guarantees of certain EFH Corp. debt.

Letters of Credit

As of March 31, 2011, TCEH had outstanding letters of credit under its credit facilities totaling $887 million as follows:

•	$495 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;
•

$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$73 million to support TCEH’s REP’s financial requirements with the PUCT, and
•	$111 million for miscellaneous credit support requirements.

Litigation Related to Generation Facilities

In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC’s (Oak Grove) (a wholly-owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs seek a reversal of the TCEQ’s order and a remand back to the TCEQ for further proceedings. In addition to this administrative appeal, in November 2010, two other petitions were filed in Travis County, Texas District Court by Sustainable Energy and Economic Development Coalition and Paul and Lisa Rolke, respectively, who were non-parties to the administrative hearing before the State Office of Administrative Hearings, challenging the TCEQ’s decision to renew and amend Oak Grove’s TPDES permit and asking the District Court to remand the matter to the TCEQ for further proceedings. Although we cannot predict the outcome of these proceedings, we believe that the renewal and amendment of the Oak Grove TPDES permit are protective of the environment and that the application for and the processing of Oak Grove’s TPDES permit renewal and amendment by the TCEQ were in accordance with applicable law. There can be no assurance that the outcome of these matters would not result in an adverse impact on our financial condition, results of operations or liquidity.

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly-owned subsidiary of TCEH) for alleged violations of the Clean Air Act at Luminant’s Martin Lake generation facility. While we are unable to estimate any possible loss or predict the outcome of the litigation, we believe that the Sierra Club’s claims are without merit, and we intend to vigorously defend this litigation. In addition, in February 2010, the Sierra Club informed Luminant that it may sue Luminant, after the expiration of a 60-day waiting period, for allegedly violating federal Clean Air Act provisions in connection with Luminant’s Big Brown generation facility. Subsequently, in December 2010, Sierra Club informed Luminant that it may sue Luminant, after the expiration of a 60-day waiting period, for allegedly violating federal Clean Air Act provisions in connection with Luminant’s Monticello generation facility. We cannot predict whether the Sierra Club will actually file suit or the outcome of any resulting proceedings.

Regulatory Reviews

In June 2008, the EPA issued a request for information to TCEH under the EPA’s authority under Section 114 of the Clean Air Act. The stated purpose of the request is to obtain information necessary to determine compliance with the Clean Air Act, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement. We are cooperating with the EPA and responding in good faith to the EPA’s request, but we are unable to predict the outcome of this matter.

Other Proceedings

In addition to the above, we are involved in various other legal and administrative proceedings in the normal course of business, the ultimate resolution of which, in the opinion of management, should not have a material effect on our financial condition, results of operations or liquidity.

7.	EQUITY

Dividend Restrictions

There are no restrictions on our ability to use our retained earnings or net income to make distributions on our equity. However, EFCH relies on distributions or loans from TCEH to meet its cash requirements, including funding of dividends. The TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash dividend on their common stock unless at the time, and after giving effect to such distribution, TCEH’s consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. As of March 31, 2011, that ratio was 8.1 to 1.0.

In addition, the TCEH Senior Secured Facilities and indentures governing the TCEH Senior Notes, TCEH Senior Secured Notes and TCEH Senior Secured Second Lien Notes generally restrict TCEH’s ability to make distributions or loans to any of its parent companies, EFCH and EFH Corp., unless such distributions or loans are expressly permitted under the TCEH Senior Secured Facilities and the indentures governing such notes. See discussion in Note 5 regarding amendments to the TCEH Senior Secured Facilities affecting intercompany loans from TCEH to EFH Corp.

In addition, under applicable law, we would be prohibited from paying any dividend to the extent that immediately following payment of such dividend, there would be no statutory surplus or we would be insolvent.

Noncontrolling Interests

As discussed in Note 2, EFCH consolidates a joint venture formed for the purpose of developing two new nuclear generation units, which results in a noncontrolling interests component of equity. Net loss attributable to the noncontrolling interests was immaterial for the three months ended March 31, 2011 and 2010.

Equity

The following table presents the changes to equity for the three months ended March 31, 2011:

	EFCH Shareholder’s Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of December 31, 2010	$7,151	$(13,319)	$(68)	$87	$(6,149)
Net income (loss)	–	(315)	–	–	(315)
Effect of stock-based incentive compensation plans	1	–	–	–	1
Net effect of cash flow hedges	–	–	7	–	7
Investment by noncontrolling interests	–	–	–	6	6
Effect of debt push-down from EFH Corp. (Note 5)	8	–	–	–	8

Balance as of March 31, 2011	$7,160	$(13,634)	$(61)	$93	$(6,442)

The following table presents the changes to equity for the three months ended March 31, 2010:

	EFCH Shareholder’s Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

Balance as of December 31, 2009	$5,651	$(9,790)	$(127)	$48	$(4,218)
Net income	–	400	–	1	401
Effect of stock-based incentive compensation plans	3	–	–	–	3
Net effect of cash flow hedges	–	–	19	–	19
Effect of consolidation of TXU Receivables Company (Note 2)	–	–	–	7	7
Investment by noncontrolling interests	–	–	–	6	6
Effect of debt push-down from EFH Corp. (Note 5)	(32)	–	–	–	(32)
Other	–	–	1	–	1

Balance as of March 31, 2010	$5,622	$(9,390)	$(107)	$62	$(3,813)

8.	FAIR VALUE MEASUREMENTS

Accounting standards related to the determination of fair value define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a “mid-market” valuation convention (the mid-point price between bid and ask prices) as a practical expedient to measure fair value for the majority of our assets and liabilities subject to fair value measurement on a recurring basis. We primarily use the market approach for recurring fair value measurements and use valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs.

We categorize our assets and liabilities recorded at fair value based upon the following fair value hierarchy:

•

Level 1 valuations use quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets and liabilities include exchange traded commodity contracts. For example, a significant number of our derivatives are NYMEX futures and swaps transacted through clearing brokers for which prices are actively quoted.

•

Level 2 valuations use inputs, in the absence of actively quoted market prices, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means. Our Level 2 valuations utilize over-the-counter broker quotes, quoted prices for similar assets or liabilities that are corroborated by correlations or other mathematical means and other valuation inputs. For example, our Level 2 assets and liabilities include forward commodity positions at locations for which over-the-counter broker quotes are available.

•

Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. We use the most meaningful information available from the market combined with internally developed valuation methodologies to develop our best estimate of fair value. For example, our Level 3 assets and liabilities include certain derivatives whose values are derived from pricing models that utilize multiple inputs to the valuations, including inputs that are not observable or easily corroborated through other means.

We utilize several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those items that are measured on a recurring basis. These methods include, among others, the use of broker quotes and statistical relationships between different price curves.

In utilizing broker quotes, we attempt to obtain multiple quotes from brokers that are active in the commodity markets in which we participate (and require at least one quote from two brokers to determine a pricing input as observable); however, not all pricing inputs are quoted by brokers. The number of broker quotes received for certain pricing inputs varies depending on the depth of the trading market, each individual broker’s publication policy, recent trading volume trends and various other factors. In addition, for valuation of interest rate swaps, we use a combination of dealer provided market valuations (generally non-binding) and Bloomberg valuations based on month-end interest rate curves and standard rate swap valuation models.

Certain derivatives and financial instruments are valued utilizing option pricing models that take into consideration multiple inputs including commodity prices, volatility factors, discount rates and other inputs. Additionally, when there is not a sufficient amount of observable market data, valuation models are developed that incorporate proprietary views of market factors. Those valuation models are generally used in developing long-term forward price curves for certain commodities. We believe the development of such curves is consistent with industry practice; however, the fair value measurements resulting from such curves are classified as Level 3.

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

As of March 31, 2011, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$570	$3,472	$64	$12	$4,118
Interest rate swaps	–	30	–	–	30
Nuclear decommissioning trust – equity securities (c)	207	129	–	–	336
Nuclear decommissioning trust – debt securities (c)	–	224	–	–	224

Total assets	$777	$3,855	$64	$12	$4,708

Liabilities:
Commodity contracts	$653	$611	$60	$12	$1,336
Interest rate swaps	–	1,307	–	–	1,307

Total liabilities	$653	$1,918	$60	$12	$2,643

(a)	Level 3 assets and liabilities consist primarily of a complex wind generation purchase contract and certain power transactions valued at illiquid pricing locations as discussed below.
(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the other investments line on the balance sheet. See Note 13.

As of December 31, 2010, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$727	$3,575	$401	$2	$4,705
Interest rate swaps	—	6	—	—	6
Nuclear decommissioning trust – equity securities (c)	192	121	—	—	313
Nuclear decommissioning trust – debt securities (c)	—	223	—	—	223

Total assets	$919	$3,925	$401	$2	$5,247

Liabilities:
Commodity contracts	$875	$672	$59	$2	$1,608
Interest rate swaps	—	1,425	—	—	1,425

Total liabilities	$875	$2,097	$59	$2	$3,033

(a)

Level 3 assets and liabilities consist primarily of a complex wind generation purchase contract, certain natural gas positions (collars) in the long-term hedging program and certain power transactions valued at illiquid pricing locations as discussed below.

(b)	Represents the effects of reclassification of the assets and liabilities to conform to the balance sheet presentation of current and long-term assets and liabilities.
(c)	The nuclear decommissioning trust investment is included in the other investments line on the balance sheet. See Note 13.

In conjunction with ERCOT’s transition to a nodal wholesale market structure effective December 2010, we have entered (and expect to increasingly enter) into certain derivative transactions that are valued at illiquid pricing locations (unobservable inputs), thus requiring classification as Level 3 assets or liabilities. As the nodal market matures and more transactions and pricing information becomes available for these pricing locations, we expect more of the valuation inputs to become observable.

Commodity contracts consist primarily of natural gas, electricity, fuel oil and coal derivative instruments entered into for hedging purposes and include physical contracts that have not been designated “normal” purchases or sales. See Note 10 for further discussion regarding the company’s use of derivative instruments.

Interest rate swaps include variable-to-fixed rate swap instruments that are economic hedges of interest on long-term debt as well as interest rate basis swaps designed to effectively reduce the hedged borrowing costs. See Note 5 for discussion of interest rate swaps.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of the nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2011 or 2010. See the table below for discussion of transfers between Level 2 and Level 3.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Balance as of beginning of period	$342	$81
Total realized and unrealized gains (losses) included in net income (loss) (a)	(18)	51
Purchases, issuances and settlements (b):
Purchases	10	39
Issuances	(1)	(30)
Settlements	16	9
Transfers into Level 3 (c)	—	—
Transfers out of Level 3 (c)	(345)	6

Balance as of end of period	$4	$156

Net change in unrealized gains (losses) included in net income relating to instruments held at end of period	$7	$54

(a)	Substantially all changes in values of commodity contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities.
(b)	Settlements represent reversals of unrealized mark-to-market valuations of these positions previously recognized in net income. Purchases and issuances reflect option premiums paid or received.
(c)

Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. Significant transfers out occurred during the three months ended March 31, 2011 for natural gas collars for 2014; these derivatives are now categorized as Level 2 due to an increase in option market trading activity in forward periods.

9.	FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments attributable to EFCH (including pushed down debt) as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
On balance sheet liabilities:
Long-term debt (including current maturities) (b)	$29,994	$24,120	$30,056	$22,437

Off balance sheet liabilities:
Financial guarantees	$–	$7	$—	$9

(a)	Fair value determined in accordance with accounting standards related to the determination of fair value.
(b)	Excludes capital leases.

See Notes 8 and 10 for discussion of accounting for financial instruments that are derivatives.

10.	COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We enter into physical and financial derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage commodity price risk and interest rate risk exposure. Our principal activities involving derivatives consist of a long-term commodity hedging program and the hedging of interest costs on our long-term debt. See Note 8 for a discussion of the fair value of all derivatives.

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

Interest Rate Swap Transactions — Interest rate swap agreements are used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps are used to effectively reduce the hedged borrowing costs. Changes in the fair value of the swaps are recorded as unrealized gains and losses in interest expense and related charges. See Note 5 for additional information about interest rate swap agreements.

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

Financial Statement Effects of Derivatives

Substantially all commodity and other derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total

Current assets	$2,388	$3	$3	$–	$2,394
Noncurrent assets	1,726	27	1	–	1,754
Current liabilities	(3)	–	(1,247)	(644)	(1,894)
Noncurrent liabilities	(5)	–	(81)	(663)	(749)

Net assets (liabilities)	$4,106	$30	$(1,324)	$(1,307)	$1,505

	December 31, 2010
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total

Current assets	$2,637	$3	$–	$–	$2,640
Noncurrent assets	2,068	3	–	–	2,071
Current liabilities	(2)	–	(1,542)	(620)	(2,164)
Noncurrent liabilities	–	–	(64)	(805)	(869)

Net assets (liabilities)	$4,703	$6	$(1,606)	$(1,425)	$1,678

As of March 31, 2011 and December 31, 2010, there were no derivative positions accounted for as cash flow or fair value hedges.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet and totaled $561 million and $479 million in net liabilities as of March 31, 2011 and December 31, 2010, respectively. Reported amounts as presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because we may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

The following table presents the pre-tax effect on net income of derivatives not under hedge accounting, including realized and unrealized effects:

	Three Months Ended March 31,
Derivative (Income statement presentation)	2011	2010

Commodity contracts (Net gain (loss) from commodity hedging and trading activities)	$(18)	$1,203
Interest rate swaps (Interest expense and related charges)	(19)	(276)

Net gain (loss)	$(37)	$927

The following table presents the pre-tax effect on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges:

	Amount of loss recognized in OCI (effective portion)		Income statement presentation of loss reclassified from accumulated OCI into income (effective portion)
	Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2011	2010		2011	2010

Interest rate swaps	$—	$—	Interest expense and related charges	$(10)	$(29)
			Depreciation and amortization	(1)	—

Commodity contracts	—	—	Fuel, purchased power costs and delivery fees	—	—

			Operating revenues	—	—

Total	$—	$—		$(11)	$(29)

There were no transactions designated as cash flow hedges during the three months ended March 31, 2011 and 2010.

Accumulated other comprehensive income related to cash flow hedges as of March 31, 2011 and December 31, 2010 totaled $61 million and $68 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. We expect that $15 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income as of March 31, 2011 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Derivative Volumes – The following table presents the gross notional amounts of derivative volumes as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Derivative type	Notional Volume		Unit of Measure

Interest rate swaps:
Floating/fixed	$17,873	$15,800	Million US dollars
Basis	$12,700	$15,200	Million US dollars
Natural gas:
Long-term hedge forward sales and purchases (a)	2,434	2,681	Million MMBtu
Locational basis swaps	1,099	1,092	Million MMBtu
All other	803	887	Million MMBtu
Electricity	143,908	143,776	GWh
Congestion Revenue Rights (b)	12,523	15,782	GWh
Coal	6	6	Million tons
Fuel oil	95	109	Million gallons

(a)

Represents gross notional forward sales, purchases and options of fixed and basis (price point) transactions in the long-term hedging program. The net amount of these transactions, excluding basis transactions, was 1.0 billion MMBtu as of March 31, 2011 and December 31, 2010.

(b)	Represents gross forward purchases associated with instruments used to hedge price differences between settlement points in the new nodal wholesale market design implemented by ERCOT.

Credit Risk-Related Contingent Features of Derivatives

The agreements that govern our derivative instrument transactions may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of those agreements require the posting of collateral if TCEH’s credit rating is downgraded by one or more credit rating agency; however, due to TCEH’s credit ratings being below investment grade, substantially all of such collateral posting requirements are already effective.

As of March 31, 2011 and December 31, 2010, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $423 million and $408 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $88 million and $65 million as of March 31, 2011 and December 31, 2010, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, as of March 31, 2011 and December 31, 2010, the remaining related liquidity requirement would have totaled $13 million and $18 million, respectively, after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized primarily with asset liens include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. As of March 31, 2011 and December 31, 2010, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $1.530 billion and $1.747 billion, respectively (before consideration of the amount of assets under the liens). No cash collateral or letters of credit were posted with these counterparties as of March 31, 2011 and December 31, 2010 to reduce the liquidity exposure. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered as of March 31, 2011 and December 31, 2010, the remaining related liquidity requirement would have totaled $493 million and $647 million, respectively, after reduction for derivative assets under netting arrangements (before consideration of the amount of assets under the liens). See Note 5 for a description of other obligations that are supported by asset liens.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $1.953 billion and $2.155 billion as of March 31, 2011 and December 31, 2010, respectively. This amount is before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets under related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. As of March 31, 2011, total credit risk exposure to all counterparties related to derivative contracts totaled $4.3 billion (including associated accounts receivable). The net exposure to those counterparties totaled $1.4 billion as of March 31, 2011 after taking into effect master netting arrangements, setoff provisions and collateral. The net exposure, assuming setoff provisions in the event of default across all EFH Corp. consolidated subsidiaries, totaled $1.3 billion. As of March 31, 2011, the credit risk exposure to the banking and financial sector represented 95% of the total credit risk exposure, a significant amount of which is related to the long-term hedging program, and the largest net exposure to a single counterparty totaled $559 million. Exposure to the banking and financial sector counterparties is considered to be within an acceptable level of risk tolerance because a significant majority of this exposure is with counterparties with credit ratings of “A” or better. However, this concentration increases the risk that a default by any of these counterparties would have a material adverse effect on our financial condition, results of operations and liquidity.

The transactions with these counterparties contain certain provisions that would require the counterparties to post collateral in the event of a material downgrade in their credit rating. We maintain credit risk policies with regard to our counterparties to minimize overall credit risk. These policies specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty. Credit enhancements such as parent guarantees, letters of credit, surety bonds, liens on assets and margin deposits are also utilized. Prospective material adverse changes in the payment history or financial condition of a counterparty or downgrade of its credit quality result in the reassessment of the credit limit with that counterparty. The process can result in the subsequent reduction of the credit limit or a request for additional financial assurances. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts are owed to the counterparties related to the derivative contracts or delays in receipts of expected settlements if the counterparties owe amounts to us.

11.	PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) COSTS

Our subsidiaries are participating employers in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. Our subsidiaries also participate with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and OPEB costs applicable to us totaled $13 million and $9 million for the three months ended March 31, 2011 and 2010, respectively.

The discount rates reflected in net pension and OPEB costs in 2011 are 5.50% and 5.55%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2011 cost amounts are 7.7% and 7.1%, respectively.

Our cash contributions to the pension and OPEB plans in the three months ended March 31, 2011 totaled $206 thousand and $239 thousand, respectively.

12.	RELATED–PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•

TCEH’s retail operations incur electricity delivery fees charged by Oncor, which totaled $239 million and $264 million for the three months ended March 31, 2011 and 2010, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheet as of March 31, 2011 and December 31, 2010 reflects amounts due currently to Oncor totaling $138 million and $143 million, respectively, (included in trade accounts and other payables to affiliates) primarily related to these electricity delivery fees.

•

Oncor’s bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor’s incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, the balance sheet reflects a noninterest bearing note payable to Oncor of $208 million ($39 million current portion included in trade accounts and other payables to affiliates) and $217 million ($39 million current portion included in trade accounts and other payables to affiliates) as of March 31, 2011 and December 31, 2010, respectively. TCEH’s payments on the note totaled $9 million for both the three months ended March 31, 2011 and 2010.

•

TCEH reimburses Oncor for interest expense on Oncor’s bankruptcy-remote financing subsidiary’s securitization bonds. This interest expense, which is paid on a monthly basis, totaled $8 million and $10 million for the three months ended March 31, 2011 and 2010, respectively.

•

Notes receivable from EFH Corp. are payable to TCEH on demand and arise from cash loaned for debt principal and interest payments and other general corporate purposes of EFH Corp. The notes totaled $1.981 billion and $1.921 billion as of March 31, 2011 and December 31, 2010, respectively, including $955 million and $916 million, respectively, related to principal and interest on EFH Corp. debt. The principal and interest related demand note has been guaranteed by EFIH and EFCH on a pari passu basis with the EFH Corp. Senior Notes since the Merger. In connection with the amendment to the TCEH Senior Secured Facilities discussed in Note 5, the other demand note, which arises from net borrowings for general corporate purposes, is also now guaranteed by EFIH and EFCH on the same basis as the principal and interest related demand note and $770 million of the note was repaid in April 2011. The average daily balance of the notes for the three months ended March 31, 2011 and 2010, totaled $1.930 billion and $1.377 billion, respectively. The notes carry interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income totaled $25 million and $18 million for the three months ended March 31, 2011 and 2010, respectively.

•

A note to EFH Corp. totaling $770 million as of March 31, 2011 is payable by TCEH on demand and arises from borrowings used to repay borrowings under the TCEH Revolving Credit Facility. The note totaling $770 million was repaid in December 2010 using borrowings from the TCEH Revolving Credit Facility and reborrowed in January 2011 to repay borrowings under the facility. The average daily balance of the note for the three months ended March 31, 2011 and 2010 was $719 million and $296 million, respectively. The note carries interest at a rate based on the one-month LIBOR rate plus 3.50%, and interest expense totaled $7 million and $3 million for the three months ended March 31, 2011 and 2010, respectively. See Note 5 for discussion of the repayment of this demand note in April 2011. In addition, a note to EFH Corp. is payable by EFCH on demand and arises from borrowings used to repay outstanding debt. The note totaled $41 million as of March 31, 2011 and $46 million as of December 31, 2010. The note carries interest at a rate based on the one-month LIBOR rate plus 5.00%.

•

An EFH Corp. subsidiary charges our subsidiaries for information technology, financial, accounting and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $49 million and $46 million for the three months ended March 31, 2011 and 2010, respectively.

•

Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility, reported in investments on our balance sheet, is funded by a delivery fee surcharge billed to REPs by Oncor and remitted monthly to TCEH (totaling $4 million for each of the three months ended March 31, 2011 and 2010), with the intent that the trust fund assets will be sufficient to fund the decommissioning liability, reported as notes or other liabilities due affiliates on our balance sheet. Income and expenses associated with the trust fund and the decommissioning liability are offset by a net change in the intercompany receivable/payable with Oncor, which in turn results in a change in Oncor’s net regulatory asset/liability. As of March 31, 2011 and December 31, 2010, the excess of the trust fund balance over the decommissioning liability resulted in a payable to Oncor totaling $225 million and $206 million, respectively.

•

TCEH had posted cash collateral totaling $4 million as of both March 31, 2011 and December 31, 2010 to Oncor related to interconnection agreements for the generation units developed by TCEH. The collateral is reported in our balance sheet in other current assets.

•

EFH Corp. files a consolidated federal income tax return; however, our federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if we file our own income tax return. As a result, we had income taxes payable to EFH Corp. of $46 million and $21 million as of March 31, 2011 and December 31, 2010, respectively. We received income tax refunds from EFH Corp. totaling $16 million for the three months ended March 31, 2011, and paid income taxes to EFH Corp. totaling $13 million for the three months ended March 31, 2010.

•

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, as of both March 31, 2011 and December 31, 2010, TCEH had posted letters of credit in the amount of $14 million for the benefit of Oncor.

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

•

In 2007, TCEH entered into the TCEH Senior Secured Facilities with syndicates of financial institutions and other lenders. These syndicates included affiliates of GS Capital Partners, which is a member of the Sponsor Group. Affiliates of each member of the Sponsor Group, have from time to time engaged in commercial banking transactions with us and/or provided financial advisory services to us, in each case in the normal course of business, and participated on terms similar to nonaffiliated lenders in the April 2011 amendment and extension of the TCEH Senior Secured Facilities discussed in Note 6.

•

Goldman, Sachs & Co. (Goldman), an affiliate of GS Capital Partners acted as a joint lead arranger and joint book-runner in the April 2011 amendment and extension of the TCEH Senior Secured Facilities discussed in Note 5 and received fees totaling $17 million. Goldman also acted as a joint book-running manager and initial purchaser in the issuance of $1.750 billion principal amount of TCEH 11.5% Notes as part of the April 2011 amendment and extension and received fees totaling $9 million. Affiliates of KKR and TPG Capital, L.P. served as advisors to these transactions and each received $5 million as compensation for their services.

•

As a result of debt repurchase and exchange transactions in November 2009 and the year ended December 31, 2010 and the May and November 2010 PIK interest payments on the TCEH Toggle Notes (see Note 5) as of both March 31, 2011 and December 31, 2010, EFH Corp. held as an investment $244 million principal amount of TCEH Senior Notes and as of both March 31, 2011 and December 31, 2010, EFIH held as an investment $79 million principal amount of TCEH Senior Notes. EFH Corp. also held as an investment $20 million of TCEH’s Initial Term Loan Facility as of March 31, 2011 and December 31, 2010 as a result of debt repurchase transactions in June 2010. Interest expense accrued on the notes totaled $8 million and $4 million for the three months ended March 31, 2011 and 2010, respectively. Interest is payable on the notes in May 2011.

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have and in the future may sell or acquire debt or debt securities issued by us in open market transactions or through loan syndications.

See Notes 5 and 6 for guarantees and push-down of certain EFH Corp. debt and Note 11 for allocation of EFH Corp. pension and OPEB costs to us.

13.	SUPPLEMENTARY FINANCIAL INFORMATION

Stock-Based Compensation

In December 2010, in consideration of the desire to enhance retention incentives, EFH Corp. offered employee grantees of all stock options (excluding named executive officers and a limited number of other employees) the right to exchange their vested and unvested options for restricted stock units payable in shares (at a ratio of two options for each stock unit). The restricted stock units vest as common shares of EFH Corp. in September 2014. The exchange offer closed in late February 2011, and substantially all eligible employees accepted the offer, which resulted in the issuance of 6.5 million restricted stock units in exchange for 11.1 million Time-Based Options (including 3.5 million that were vested) and 1.9 million Performance-Based Options (including 1.4 million that were vested). In addition, 0.4 million restricted stock units payable in shares were issued as compensation to management employees and directors in the three months ended March 31, 2011.

Expenses recognized for restricted stock units payable in shares totaled $0.4 million for the three months ended March 31, 2011. Expenses recognized for options granted totaled $0.4 million and $3.3 million for the three months ended March 31, 2011 and 2010, respectively. In addition, as a result of the decline in value of EFH Corp. shares, in the three months ended March 31, 2011, a credit of $0.9 million was recorded related to restricted stock units payable in cash.

Other Income and Deductions

	Three Months Ended March 31,
	2011	2010
Other income:
Settlement of counterparty bankruptcy claims (a)	$21	$–
Property damage claim	7	–
Franchise tax refund	6	–
Gain on sale of interest in natural gas gathering pipeline business	–	7
Sales tax refund	–	5
Mineral rights royalty income	1	1
Other	1	1

Total other income	$36	$14

Other deductions:
Severance charges	$–	$2
Other	1	3

Total other deductions	$1	$5

(a)

Represents net amount received in 2011 as a result of the settlement of bankruptcy claims against a hedging/trading counterparty. A reserve of $26 million was established in 2008 related to amounts then due from the counterparty.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2011	2010
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$594	$626
Accrued interest to be paid with additional toggle notes	40	55
Unrealized mark-to-market net (gain) loss on interest rate swaps (Note 5)	(142)	107
Amortization of interest rate swap losses at dedesignation of hedge accounting	10	29
Amortization of fair value debt discounts resulting from purchase accounting	4	4
Amortization of debt issuance costs and discounts	28	31
Capitalized interest	(8)	(31)

Total interest expense and related charges	$526	$821

Restricted Cash

	March 31, 2011		December 31, 2010
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH’s Letter of Credit Facility (See Note 5)	$—	$1,135	$—	$1,135
Amounts related to margin deposits held	36	—	33	—

Total restricted cash	$36	$1,135	$33	$1,135

Inventories by Major Category

	March 31, 2011	December 31, 2010
Materials and supplies	$163	$162
Fuel stock	200	198
Natural gas in storage	31	35

Total inventories	$394	$395

Investments

The investments balance consists of the following:

	March 31, 2011	December 31, 2010

Nuclear decommissioning trust	$560	$536
Assets related to employee benefit plans, including employee savings programs, net of distributions	13	17
Land	41	41
Investment in unconsolidated affiliate	4	5
Miscellaneous other	2	3

Total investments	$620	$602

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

	March 31, 2011
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$223	$5	$(4)	$224
Equity securities (c)	218	131	(13)	336

Total	$441	$136	$(17)	$560

	December 31, 2010
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$221	$6	$(4)	$223
Equity securities (c)	213	115	(15)	313

Total	$434	$121	$(19)	$536

(a)	Includes realized gains and losses of securities sold.
(b)

The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody’s. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.05% and 4.61% and an average maturity of 6.5 years and 8.8 years as of March 31, 2011 and December 31, 2010, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held as of March 31, 2011 mature as follows: $110 million in one to five years, $45 million in five to ten years and $69 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended March 31,
	2011	2010

Realized gains	$—	$1
Realized losses	(2)	—
Proceeds from sale of securities	734	564

Property, Plant and Equipment

As of March 31, 2011 and December 31, 2010, property, plant and equipment of $20.0 billion and $20.2 billion, respectively, is stated net of accumulated depreciation and amortization of $4.5 billion and $4.1 billion, respectively.

Asset Retirement and Mining Reclamation Obligations

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, during the three months ended March 31, 2011:

Liability as of January 1, 2011	$493
Additions:
Accretion	12
Reductions:
Payments, essentially all mining reclamation	(16)

Liability as of March 31, 2011	489
Less amounts due currently	39

Noncurrent liability as of March 31, 2011	$450

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2011	December 31, 2010
Uncertain tax positions (including accrued interest)	$1,070	$1,059
Asset retirement and mining reclamation obligations	450	452
Unfavorable purchase and sales contracts	667	673
Retirement plan and other employee benefits	45	44
Other	14	8

Total other noncurrent liabilities and deferred credits	$2,246	$2,236

We do not expect the total amount of liabilities recorded related to uncertain tax positions to significantly increase or decrease within the next 12 months.

Unfavorable Purchase and Sales Contracts – The amortization of unfavorable purchase and sales contracts totaled $6 million in both the three months ended March 31, 2011 and 2010. Favorable purchase and sales contracts are recorded as intangible assets (see Note 3).

The estimated amortization of unfavorable purchase and sales contracts for each of the five fiscal years from December 31, 2010 is as follows:

Year	Amount
2011	$27
2012	27
2013	26
2014	25
2015	25

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2011	2010

Cash payments (receipts) related to:
Interest paid (a)	$397	$428
Capitalized interest	(8)	(31)

Interest paid (net of capitalized interest) (a)	389	397
Income taxes	(16)	13
Noncash investing and financing activities:
Noncash construction expenditures (b)	41	94
Noncash contribution related to EFH Corp. stock-based compensation	–	3

(a)	Net of interest received on interest rate swaps.
(b)	Represents end-of-period accruals.

14.	SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

As of March 31, 2011, TCEH and TCEH Finance, as Co-Issuers, had outstanding $4.894 billion aggregate principal amount of 10.25% Senior Notes Due 2015, 10.25% Senior Notes due 2015 Series B and Toggle Notes (collectively, the TCEH Senior Notes) and $1.571 billion aggregate principal amount of 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021 (Series B) (collectively, the TCEH 15% Senior Secured Second Lien Notes). The TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes are unconditionally guaranteed by EFCH and by each subsidiary that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes. The guarantees of the TCEH Senior Notes rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. The guarantees of the TCEH Senior Secured Second Lien Notes rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH’s obligations under the TCEH Senior Secured Credit Facilities, the TCEH Senior Secured Notes issued in April 2011 (see Note 5) and TCEH’s commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral. All other subsidiaries of EFCH, either direct or indirect, do not guarantee the TCEH Senior Notes (collectively the Non-Guarantors). The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain certain restrictions, subject to certain exceptions, on EFCH’s ability to pay dividends or make investments. See Note 7.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” in order to present the condensed consolidating statements of income and of cash flows of EFCH (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors for the three months ended March 31, 2011 and 2010 and the condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” including the effects of the push down of $464 million of the EFH Corp. Senior Notes and $386 million of the EFH Corp. Senior Secured Notes to the Parent and the TCEH Senior Notes, the TCEH 15% Senior Secured Second Lien Notes and the TCEH Senior Secured Facilities to the Other Guarantors as of both March 31, 2011 and December 31, 2010. TCEH Finance’s sole function is to be the co-issuer of the TCEH Senior Notes; therefore, it has no other independent assets, liabilities or operations (see Note 5).

EFCH (parent entity) received no dividends/distributions from its consolidated subsidiaries in the three months ended March 31, 2011 or 2010.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income (Loss)

For the Three Months Ended March 31, 2011

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$–	$–	$1,672	$3	$(3)	$1,672
Fuel, purchased power costs and delivery fees	–	–	(830)	–	–	(830)
Net gain (loss) from commodity hedging and trading activities	–	16	(110)	–	–	(94)
Operating costs	–	–	(216)	–	–	(216)
Depreciation and amortization	–	–	(362)	–	–	(362)
Selling, general and administrative expenses	–	–	(164)	(1)	3	(162)
Franchise and revenue-based taxes	–	–	(21)	–	–	(21)
Other income	6	(16)	46	–	–	36
Other deductions	–	–	(1)	–	–	(1)
Interest income	–	89	140	–	(202)	27
Interest expense and related charges	(27)	(631)	(486)	(2)	620	(526)

Income (loss) before income taxes	(21)	(542)	(332)	–	418	(477)

Income tax (expense) benefit	7	188	112	–	(145)	162

Equity earnings (losses) of subsidiaries	(301)	53	–	–	248	–

Net income (loss)	(315)	(301)	(220)	–	521	(315)

Net (income) loss attributable to noncontrolling interests	–	–	–	–	–	–

Net income (loss) attributable to EFCH	$(315)	$(301)	$(220)	$–	$521	$(315)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2010

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$–	$–	$1,999	$–	$–	$1,999
Fuel, purchased power costs and delivery fees	–	–	(1,047)	–	–	(1,047)
Net gain from commodity hedging and trading activities	–	685	528	–	–	1,213
Operating costs	–	–	(197)	–	–	(197)
Depreciation and amortization	–	–	(337)	–	–	(337)
Selling, general and administrative expenses	–	–	(183)	–	–	(183)
Franchise and revenue-based taxes	–	–	(22)	–	–	(22)
Other income	–	7	7	–	–	14
Other deductions	–	–	(5)	–	–	(5)
Interest income	–	95	109	–	(183)	21
Interest expense and related charges	(73)	(899)	(448)	–	599	(821)

Income (loss) before income taxes	(73)	(112)	404	–	416	635

Income tax (expense) benefit	24	34	(148)	–	(144)	(234)

Equity earnings of subsidiaries	449	527	–	–	(976)	–

Net income	400	449	256	–	(704)	401

Net income attributable to noncontrolling interests	–	–	(1)	–	–	(1)

Net income attributable to EFCH	$400	$449	$255	$–	$(704)	$400

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated

Cash provided by (used in) operating activities	$5	$(474)	$817	$(5)	$–	$343

Cash flows – financing activities:
Notes due to affiliates	(4)	1,259	–	1	(489)	767
Repayments/repurchases of long-term borrowings	(1)	(51)	(17)	–	–	(69)
Net short-term borrowings under accounts receivable securitization program	–	–	–	5	–	5
Change in other short-term borrowings	–	(222)	–	–	–	(222)
Decrease in income tax-related note payable to Oncor	–	–	(9)	–	–	(9)
Contributions from noncontrolling interests	–	–	–	6	–	6
Other, net	–	(1)	–	–	–	(1)

Cash provided by (used in) financing activities	(5)	985	(26)	12	(489)	477

Cash flows – investing activities:
Capital expenditures	–	–	(138)	(5)	–	(143)
Nuclear fuel purchases	–	–	(98)	–	–	(98)
Notes due from affiliates	–	–	(550)	–	489	(61)
Changes in restricted cash	–	–	(3)	–	–	(3)
Proceeds from sale of environmental allowances and credits	–	–	1	–	–	1
Purchases of environmental allowances and credits	–	–	(4)	–	–	(4)
Proceeds from sales of nuclear decommissioning trust fund securities	–	–	734	–	–	734
Investments in nuclear decommissioning trust fund securities	–	–	(738)	–	–	(738)
Other-net	–	–	5	–	–	5

Cash provided by (used in) investing activities	–	–	(791)	(5)	489	(307)

Net change in cash and cash equivalents	–	511	–	2	–	513
Cash and cash equivalents – beginning balance	–	23	15	9	–	47

Cash and cash equivalents – ending balance	$–	$534	$15	$11	$–	$560

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2010

(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated

Cash provided by (used in) operating activities	$(2)	$(366)	$835	$(385)	$–	$82

Cash flows – financing activities:
Repayments/repurchases of long-term debt	(1)	(51)	(80)	–	–	(132)
Net short-term borrowings under accounts receivable sales program	–	–	–	393	–	393
Change in other short-term borrowings	–	(700)	–	–	–	(700)
Change in notes/loans from affiliate	–	700	(384)	–	414	730
Decrease in income tax-related note payable to Oncor	3	402	–	–	(414)	(9)
Contributions from noncontrolling interests	–	–	–	6	–	6
Debt discount, financing and reacquisition expenses	–	–	1	–	–	1
Other-net	–	–	9	–	–	9

Cash provided by (used in) financing activities	2	351	(454)	399	–	298

Cash flows – investing activities:
Capital expenditures	–	–	(312)	(8)	–	(320)
Nuclear fuel purchases	–	–	(44)	–	–	(44)
Proceeds from sales of environmental allowances and credits	–	–	3	–	–	3
Purchases of environmental allowances and credits	–	–	(5)	–	–	(5)
Changes in restricted cash	–	–	(16)	–	–	(16)
Proceeds from sales of nuclear decommissioning trust fund securities	–	–	564	–	–	564
Investments in nuclear decommissioning trust fund securities	–	–	(568)	–	–	(568)
Other-net	–	(2)	3	–	–	1

Cash provided by (used in) investing activities	–	(2)	(375)	(8)	–	(385)

Net change in cash and cash equivalents	–	(17)	6	6	–	(5)
Cash and cash equivalents – beginning balance	–	77	11	6	–	94

Cash and cash equivalents – ending balance	$–	$60	$17	$12	$–	$89

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of March 31, 2011

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$534	$15	$11	$–	$560
Restricted cash	–	–	36	–	–	36
Advances to affiliates	–	–	7,332	–	(7,332)	–
Trade accounts receivable – net	–	6	655	515	(414)	762
Income taxes receivable	–	168	–	–	(168)	–
Accounts receivable from affiliates	–	27	–	–	(27)	–
Notes receivable from parent	–	1,981	–	–	–	1,981
Inventories	–	–	394	–	–	394
Commodity and other derivative contractual assets	–	819	1,575	–	–	2,394
Accumulated deferred income taxes	3	–	–	–	(3)	–
Margin deposits related to commodity positions	–	–	100	–	–	100
Other current assets	–	1	52	1	–	54

Total current assets	3	3,536	10,159	527	(7,944)	6,281

Restricted cash	–	1,135	–	–	–	1,135
Investments	(5,438)	22,686	653	–	(17,281)	620
Property, plant and equipment – net	–	–	19,840	120	–	19,960
Goodwill	–	6,152	–	–	–	6,152
Identifiable intangible assets – net	–	–	2,338	–	–	2,338
Commodity and other derivative contractual assets	–	1,509	245	–	–	1,754
Accumulated deferred income taxes	–	–	–	1	(1)	–
Other noncurrent assets, principally unamortized issuance costs	10	376	359	6	(344)	407

Total assets	$(5,425)	$35,394	$33,594	$654	$(25,570)	$38,647

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$–	$903	$903	$101	$(903)	$1,004
Notes/advances from affiliates	8	7,324	–	2	(7,332)	2
Long-term debt due currently	9	416	28	–	–	453
Trade accounts payable	–	1	469	418	(414)	474
Trade accounts and other payables to affiliates	–	–	207	4	(27)	184
Notes payable to parent/affiliate	41	770	–	–	–	811
Commodity and other derivative contractual liabilities	–	864	1,030	–	–	1,894
Margin deposits related to commodity positions	–	391	258	–	–	649
Accumulated deferred income taxes	–	4	9	–	(3)	10
Accrued income taxes payable to parent	1	–	212	1	(168)	46
Accrued taxes other than income	–	–	43	–	–	43
Accrued interest	33	472	347	–	(346)	506
Other current liabilities	2	–	181	–	–	183

Total current liabilities	94	11,145	3,687	526	(9,193)	6,259

Accumulated deferred income taxes	70	336	5,522	–	(100)	5,828
Commodity and other derivative contractual liabilities	–	690	59	–	–	749
Notes or other liabilities due affiliates	–	–	393	–	–	393
Long-term debt held by affiliates	–	343	–	–	–	343
Long-term debt, less amounts due currently	933	28,264	27,688	–	(27,614)	29,271
Other noncurrent liabilities and deferred credits	13	55	2,178	–	–	2,246

Total liabilities	1,110	40,833	39,527	526	(36,907)	45,089

EFCH shareholder’s equity	(6,535)	(5,439)	(5,933)	35	11,337	(6,535)
Noncontrolling interests in subsidiaries	–	–	–	93	–	93

Total equity	(6,535)	(5,439)	(5,933)	128	11,337	(6,442)

Total liabilities and equity	$(5,425)	$35,394	$33,594	$654	$(25,570)	$38,647

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2010

(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$23	$15	$9	$–	$47
Restricted cash	–	–	33	–	–	33
Advances to affiliates	–	–	6,783	–	(6,783)	–
Trade accounts receivable – net	–	4	891	612	(516)	991
Income taxes receivable	–	–	59	–	(59)	–
Accounts receivable from affiliates	–	3	–	–	(3)	–
Notes receivable from parent	–	1,921	–	–	–	1,921
Inventories	–	–	395	–	–	395
Commodity and other derivative contractual assets	–	696	1,944	–	–	2,640
Accumulated deferred income taxes	3	–	–	–	(3)	–
Margin deposits related to commodity positions	–	–	166	–	–	166
Other current assets	–	–	35	2	–	37

Total current assets	3	2,647	10,321	623	(7,364)	6,230

Restricted cash	–	1,135	–	–	–	1,135
Investments	(5,145)	22,632	635	–	(17,520)	602
Property, plant and equipment – net	–	–	20,043	112	–	20,155
Goodwill	–	6,152	–	–	–	6,152
Identifiable intangible assets – net	–	–	2,371	–	–	2,371
Commodity and other derivative contractual assets	–	1,760	311	–	–	2,071
Accumulated deferred income taxes	–	–	–	1	(1)	–
Other noncurrent assets, principally unamortized issuance costs	11	403	377	6	(369)	428

Total assets	$(5,131)	$34,729	$34,058	$742	$(25,254)	$39,144

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$–	$1,125	$1,125	$96	$(1,125)	$1,221
Notes/advances from affiliates	8	6,774	–	1	(6,783)	–
Long-term debt due currently	9	621	233	–	(205)	658
Trade accounts payable	–	–	666	519	(516)	669
Trade accounts and other payables to affiliates	–	–	210	3	(3)	210
Notes payable to parent/affiliate	46	–	–	–	–	46
Commodity and other derivative contractual liabilities	–	918	1,246	–	–	2,164
Margin deposits related to commodity positions	–	341	290	–	–	631
Accrued income taxes payable to parent	–	79	–	1	(59)	21
Accrued taxes other than income	–	–	130	–	–	130
Accrued interest	26	298	185	–	(183)	326
Other current liabilities	–	8	253	–	(7)	254

Total current liabilities	89	10,164	4,338	620	(8,881)	6,330

Accumulated deferred income taxes	70	376	5,655	–	(101)	6,000
Commodity and other derivative contractual liabilities	–	831	38	–	–	869
Notes or other liabilities due affiliates	–	–	384	–	–	384
Long-term debt held by affiliate	–	343	–	–	–	343
Long-term debt, less amounts due currently	934	28,106	27,550	–	(27,459)	29,131
Other noncurrent liabilities and deferred credits	12	55	2,169	–	–	2,236

Total liabilities	1,105	39,875	40,134	620	(36,441)	45,293

EFCH shareholder’s equity	(6,236)	(5,146)	(6,076)	35	11,187	(6,236)
Noncontrolling interests in subsidiaries	–	–	–	87	–	87

Total equity	(6,236)	(5,146)	(6,076)	122	11,187	(6,149)

Total liabilities and equity	$(5,131)	$34,729	$34,058	$742	$(25,254)	$39,144

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with our consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFCH, a wholly-owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company. We conduct our operations almost entirely through our wholly-owned subsidiary, TCEH. TCEH is a Dallas-based holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management, are performed on an integrated basis; consequently, there are no reportable business segments.

Significant Activities and Events

Natural Gas Prices and Long-Term Hedging Program — TCEH has a long-term hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and as of March 31, 2011, has effectively sold forward approximately 1.0 billion MMBtu of natural gas (equivalent to the natural gas exposure of approximately 121,000 GWh at an assumed 8.0 market heat rate) at weighted average annual hedge prices ranging from $7.19 per MMBtu to $7.80 per MMBtu.

These transactions, as well as forward power sales, have effectively hedged an estimated 48% of the natural gas price exposure related to TCEH’s expected generation output for the period beginning April 1, 2011 and ending December 31, 2015 (on an average basis for such period and assuming an 8.0 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will be highly correlated with natural gas prices, which is expected to be the marginal fuel for the purpose of setting electricity prices generally 75% to 90% of the time. If the correlation changes in the future, the cash flows targeted under the long-term hedging program may not be achieved.

The long-term hedging program is comprised primarily of contracts with prices based on the New York Mercantile Exchange (NYMEX) Henry Hub pricing point. However, because there are other local and regional natural gas pricing points such as Houston Ship Channel, future wholesale power prices in ERCOT may not correlate as closely to the Henry Hub pricing as other pricing points, which could decrease the effectiveness of the positions in the long-term hedging program in mitigating power price exposure. The company has hedged approximately 95% of the Houston Ship Channel versus Henry Hub pricing point risk for 2011.

The company has entered into related put and call transactions (referred to as collars), primarily for 2014, that effectively hedge natural gas prices within a range. These transactions represented 15% of the positions in the long-term hedging program as of March 31, 2011, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu. The company expects to use financial instruments, including collars, in future hedging activity under the long-term hedging program.

The following table summarizes the natural gas hedges in the long-term hedging program as of March 31, 2011:

	Measure	Balance 2011 (a)	2012	2013	2014	2015	Total

Natural gas hedge volumes (b)	mm MMBtu	~150	~398	~274	~149	—	~971
Weighted average hedge price (c)	$/MMBtu	~7.45	~7.36	~7.19	~7.80	—	—
Weighted average market price (d)	$/MMBtu	~4.57	~5.06	~5.41	~5.73	~6.08	—

(a)	Balance of 2011 is from April 1, 2011 through December 31, 2011.
(b)

Where collars are reflected, the volumes are based on the notional position of the derivatives to represent protection against downward price movements. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 110 million MMBtu in 2014.

(c)

Weighted average hedge prices are based on NYMEX Henry Hub prices of forward natural gas sales positions in the long-term hedging program (excluding the impact of offsetting purchases for rebalancing and pricing point basis transactions). Where collars are reflected, sales price represents the collar floor price.

(d)	Based on NYMEX Henry Hub prices.

Changes in the fair value of the instruments in the long-term hedging program are being recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the long-term hedging program as of March 31, 2011, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to $1.0 billion in pretax unrealized mark-to-market gains or losses.

Unrealized mark-to-market net gains (losses) related to the long-term hedging program were as follows:

	Three Months Ended March 31,
	2011	2010

Effect of natural gas market price changes on open positions	$(3)	$1,300
Reversals of previously recorded amounts on positions settled	(339)	(243)

Total unrealized effect (pre-tax)	$(342)	$1,057

The cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program totaled $2.801 billion and $3.143 billion as of March 31, 2011 and December 31, 2010, respectively. See discussion below under “Results of Operations” for realized net gains from hedging activities, which amounts are largely related to the long-term hedging program.

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

The significant cumulative unrealized mark-to-market net gain related to positions in the long-term hedging program reflects declining forward market natural gas prices. Forward natural gas prices have generally trended downward since mid-2008 as shown in the table of forward NYMEX Henry Hub natural gas prices below. While the long-term hedging program is designed to mitigate the effect on earnings of low wholesale electricity prices, depressed forward natural gas prices are challenging to the long-term profitability of our generation assets. Specifically, these lower natural gas prices and the correlated effect in ERCOT on wholesale electricity prices could have a material adverse impact on the overall profitability of our generation assets for periods in which we have less significant hedge positions (i.e., beginning in 2013). In addition, a continuation or worsening of these market conditions would limit our ability to hedge our wholesale electricity revenues at sufficient price levels to support our interest payments and debt maturities and could adversely impact our ability to refinance our substantial long-term debt that matures in 2013 through 2016.

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2011 (b)	2012	2013	2014	2015

June 30, 2008	$10.78	$10.74	$10.90	$11.12	$11.36
September 30, 2008	$8.54	$8.41	$8.30	$8.30	$8.44
December 31, 2008	$7.31	$7.23	$7.15	$7.15	$7.21
March 31, 2009	$6.67	$6.96	$7.11	$7.18	$7.25
June 30, 2009	$6.89	$7.16	$7.30	$7.43	$7.57
September 30, 2009	$6.87	$7.00	$7.06	$7.17	$7.31
December 31, 2009	$6.34	$6.53	$6.67	$6.84	$7.05
March 31, 2010	$5.34	$5.79	$6.07	$6.36	$6.68
June 30, 2010	$5.34	$5.68	$5.89	$6.10	$6.37
September 30, 2010	$4.44	$5.07	$5.29	$5.42	$5.60
December 31, 2010	$4.55	$5.08	$5.33	$5.49	$5.64
March 31, 2011	$4.57	$5.06	$5.41	$5.73	$6.08

(a)	Based on NYMEX Henry Hub prices.
(b)	For March 31, 2011, natural gas prices for 2011 represent the average of forward prices for April through December.

As of March 31, 2011, more than 95% of the long-term hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH’s assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under “Financial Condition — Liquidity and Capital Resources”), thereby reducing the cash and letter of credit collateral requirements for the hedging program.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH’s unhedged position and forward prices as of March 31, 2011, which for natural gas reflects estimates of electricity generation less amounts hedged through the long-term natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling twelve-month basis, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2011(a)		2012		2013		2014		2015

$1.00/MMBtu change in gas price (b)	$	~10	$	~70	$	~305	$	~445	$	~610
0.1/MMBtu/MWh change in market heat rate (c)	$	~4	$	~28	$	~44	$	~49	$	~54
$1.00/gallon change in diesel fuel price	$	~1	$	~2	$	~48	$	~48	$	~53

(a)	Balance of 2011 is from May 1, 2011 through December 31, 2011.
(b)

Assumes conversion of electricity positions based on an approximate 8.0 market heat rate with natural gas generally being on the margin 75% to 90% of the time (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated).

(c)	Based on Houston Ship Channel natural gas prices as of March 31, 2011.

Liability Management Program — As of March 31, 2011, EFCH had $30.1 billion principal amount of debt outstanding, including short-term borrowings and $850 million pushed down from EFH Corp. EFH Corp. has implemented a liability management program focused on improving its balance sheet by reducing debt and extending debt maturities.

In transactions completed on April 19, 2011, $17.8 billion of maturities and commitments under the TCEH Senior Secured Facilities were extended three years, including $16.4 billion of term loans and deposit letter of credit loans from October 2014 to October 2017 and $1.4 billion of commitments (under which borrowings totaled $452 million upon the closing of the transactions) under the TCEH Revolving Credit Facility from October 2013 to October 2016. In addition, in April 2011 TCEH issued $1.750 billion principal amount of 11.5% Senior Secured Notes due 2020, the proceeds from which (net of $12 million in debt discount) were used to repay $1.604 billion of borrowings under the TCEH Senior Secured Facilities and to pay $134 million of the transaction costs related to the amendment and extension of the TCEH Senior Secured Facilities. The remaining transaction costs were funded with cash on hand. Further, in private exchanges in April 2011, EFIH and EFIH Finance issued $406 million principal amount of EFIH 11% Senior Secured Second Lien Notes due 2021 in exchange for $428 million of EFH Corp. debt consisting of $163 million principal amount of EFH Corp. 10.875% Notes, $229 million principal amount of EFH Corp. Toggle Notes and $36 million principal amount of EFH Corp. 5.55% Series P Senior Notes due 2014. The EFH Corp. 10.875% Notes and Toggle Notes are subject to push down to EFCH.

See Note 5 to Financial Statements for further discussion of the transactions completed under our liability management program in 2011.

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

ERCOT previously had a zonal wholesale market structure consisting of four geographic zones. The new location-based congestion-management market is referred to as a “nodal” market because wholesale pricing differs across the various nodes on the transmission grid instead of across the geographic zones. There are over 500 nodes in the ERCOT market. The nodal market design was implemented in conjunction with transmission improvements designed to reduce current congestion. We are fully certified to participate in both the “day-ahead” and “real-time markets.” Additionally, all of our operational generation assets and our qualified scheduling entities are certified and operate in the nodal market. While the initial implementation of the nodal market has not had a material impact on our profitability, we cannot predict the ultimate impact of the market design on our operations or financial results, and it could ultimately have an adverse impact on the profitability and value of our competitive business and/or our liquidity, particularly if such change ultimately results in lower revenue due to lower wholesale power prices, increased costs to service end-user electricity demand or increased collateral posting requirements with ERCOT. The opening of the nodal market resulted in an increase of approximately $200 million in the amount of letters of credit posted with ERCOT to support our market participation.

As discussed above, the nodal market design includes the establishment of a “day-ahead market” and hub trading prices to facilitate hedging and trading of electricity by participants. Under the previous zonal market, volumes under our nontrading bilateral purchase and sales contracts, including contracts intended as hedges, were scheduled as physical power with ERCOT and, therefore, reported gross as wholesale revenues or purchased power costs. In conjunction with the transition to the nodal market, unless the volumes represent physical deliveries to retail and wholesale customers or purchases from counterparties, these contracts are reported on a net basis in the income statement in net gain/(loss) from commodity hedging and trading activities. As a result of these changes, reported wholesale revenues and purchased power costs (and the associated volumes) in 2011 will be materially less than amounts reported in prior periods.

TCEH Interest Rate Swap Transactions — As of March 31, 2011, TCEH has entered into a series of interest rate swaps that effectively fix the interest rates at between 5.6% and 8.3% on $17.87 billion principal amount of its senior secured debt maturing from 2012 to 2014. Swaps related to an aggregate $2.60 billion principal amount of debt expired or were terminated in the three months ended March 31, 2011, and swaps related to an aggregate $4.67 billion principal amount of debt (growing to $8.64 billion over time, primarily as existing swaps expire) were entered into in the same period. Taking into consideration these swap transactions, 8% of our consolidated long-term debt portfolio as of March 31, 2011 was exposed to variable interest rate risk through 2014. Subsequent to the end of the quarter through April 27, 2011, TCEH entered into additional swaps related to an aggregate $781 million principal amount of debt (growing to $1.936 billion over time to October 2014, primarily as existing swaps expire). We may enter into additional interest rate hedges from time to time.

As of March 31, 2011, TCEH has also entered into interest rate basis swap transactions, which further reduce the fixed (through swaps) borrowing costs, related to an aggregate of $12.70 billion principal amount of senior secured debt. Swaps related to an aggregate $2.50 billion principal amount of debt expired in the three months ended March 31, 2011.

Unrealized mark-to-market net gains and losses related to all TCEH interest rate swaps, which are reported in interest expense and related charges, totaled $142 million in net gains and $107 million in net losses in the three months ended March 31, 2011 and 2010, respectively. The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.277 billion and $1.419 billion as of March 31, 2011 and December 31, 2010, respectively, of which $94 million and $105 million (both pre-tax), respectively, was reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. See discussion in Note 5 to Financial Statements regarding interest rate swap transactions.

Recent EPA Actions — In 2005, the EPA published a final rule requiring reductions of mercury emissions from lignite/coal-fueled generation plants. The Clean Air Mercury Rule (CAMR) was based on a nationwide cap and trade approach. The mercury reductions were required to be phased in between 2010 and 2018. In March 2008, the US Court of Appeals for the D.C. Circuit (the D.C. Circuit Court) vacated CAMR. In February 2009, the US Supreme Court refused to hear the appeal of the D.C. Circuit Court’s ruling. The EPA agreed in a consent decree submitted for court approval to propose Maximum Achievable Control Technology (MACT) rules by March 2011 and finalize those rules by November 2011. In March 2011, the EPA issued for comment a proposed rule for coal and oil-fueled electric generating units (Utility MACT). Once finalized, this rule could require substantial control equipment retrofits on our lignite coal-fueled generation units within three to four years of the effective date of the rule, which as previously disclosed could require material capital expenditures. We cannot predict the substance of the final Utility MACT rule, or its impact on our facilities, financial condition or results of operations.

Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ and the EPA. We believe we possess all necessary permits for these activities from the TCEQ for our present operations. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures at large generation facilities were published by the EPA in 2004. As prescribed in the regulations, we began implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. In January 2007, a federal court ruled against the EPA in a lawsuit brought by environmental groups challenging aspects of these regulations, and in July 2007, the EPA announced that it was suspending the regulations pending further rulemaking. The US Supreme Court issued a decision in April 2009 reversing the federal court’s decision, in part, and finding that the EPA permissibly used cost-benefit analysis in the Section 316(b) regulations. In the absence of regulations, the EPA has instructed the states implementing the Section 316(b) program to use their best professional judgment in reviewing applications and issuing permits under Section 316(b). In April 2010, the EPA entered into a settlement agreement that requires it to propose new rules under Section 316(b) by March 2011 and to finalize those rules by July 2012. In March 2011, the EPA issued for comment the proposed regulations. Although the proposed rule does not mandate a certain control technology, it does require site-specific assessments of technology feasibility on a case-by-case basis at the state level. Compliance with this rule would be required beginning eight years following promulgation. We cannot predict the substance of the final regulations or the impact they may have on our financial condition or results of operations.

In 2005, the EPA published a final rule (the Clean Air Interstate Rule or CAIR) requiring states to reduce emissions of sulfur dioxide (SO2) and nitrogen oxide (NOx) that significantly contributed to or interfered with maintenance of the EPA’s National Ambient Air Quality Standards (NAAQS) for fine particulate matter and/or ozone in any downwind state. In 2008, the D.C. Circuit Court remanded CAIR to the EPA, but allowed the rule to continue until such time as the EPA issued a final replacement rule. In August 2010, the EPA issued for comment a proposed rule called the Clean Air Transport Rule (CATR). As proposed, CATR did not include the State of Texas in its annual SO2 and NOx program to address downwind fine particulate impacts. However, the EPA expressly solicited comment as to whether the State of Texas should be included in the annual program. On April 13, 2011, the EPA released a proposed rule that would disapprove Texas’ State Implementation Plan (SIP) submittal regarding compliance with the interstate transport requirements of the Clean Air Act as they pertain to the 2006 NAAQS for fine particulate matter. In this proposed rule, the EPA suggested that it might seek to include the State of Texas in the CATR annual program through imposition of a Federal Implementation Plan as a means of remedying Texas’ alleged failure to submit an adequate SIP. The final CATR is expected to be issued later this year and could require us to incur material capital expenditures. Compliance with CATR is currently proposed to start in January 2012. However, we cannot predict with certainty whether the State of Texas will be included in CATR or, if included, the impact that such inclusion would have on our facilities, financial condition or results of operations.

RESULTS OF OPERATIONS

Sales Volume and Customer Count Data

	Three Months Ended March 31,
	2011	2010	% Change
Sales volumes:

Retail electricity sales volumes – (GWh):
Residential	5,944	6,719	(11.5)
Small business (a)	1,766	1,982	(10.9)
Large business and other customers	3,259	3,519	(7.4)

Total retail electricity	10,969	12,220	(10.2)
Wholesale electricity sales volumes (b)	9,211	11,708	(21.3)

Total sales volumes	20,180	23,928	(15.7)

Average volume (kWh) per residential customer (c)	3,387	3,621	(6.5)

Weather (North Texas average) – percent of normal (d):

Heating degree days	111.9%	135.8%	(17.6)

Customer counts:

Retail electricity customers (end of period and in thousands) (e):
Residential	1,739	1,849	(5.9)
Small business (a)	208	250	(16.8)
Large business and other customers	22	22	–

Total retail electricity customers	1,969	2,121	(7.2)

(a)	Customers with demand of less than 1 MW annually.
(b)	Includes net amounts related to sales and purchases of balancing energy in the “real-time market.”
(c)	Calculated using average number of customers for the period.
(d)

Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over a 10-year period.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended March 31,
	2011	2010	% Change
Operating revenues:

Retail electricity revenues:
Residential	$727	$870	(16.4)
Small business (a)	227	267	(15.0)
Large business and other customers	249	284	(12.3)

Total retail electricity revenues	1,203	1,421	(15.3)
Wholesale electricity revenues (b) (c)	395	503	(21.5)
Amortization of intangibles (d)	2	(1)	–
Other operating revenues	72	76	(5.3)

Total operating revenues	$1,672	$1,999	(16.4)

Net gain (loss) from commodity hedging and trading activities:

Unrealized net gains (losses) from changes in fair value	$(18)	$1,203	–
Unrealized net losses representing reversals of previously recognized fair values of positions settled in the current period	(304)	(225)	(35.1)
Realized net gains on settled positions	228	235	(3.0)

Total gain (loss)	$(94)	$1,213	–

(a)	Customers with demand of less than 1 MW annually.
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

	Three Months Ended March 31,
	2011	2010
Reported in revenues	$–	$(18)
Reported in fuel and purchased power costs	6	33

Net gain	$6	$15

(c)	Includes net amounts related to sales and purchases of balancing energy in the “real-time market.”
(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,
	2011	2010	% Change
Fuel, purchased power costs and delivery fees ($ millions):
Nuclear fuel	$42	$38	10.5
Lignite/coal	233	223	4.5

Total baseload fuel	275	261	5.4
Natural gas fuel and purchased power (a)	108	324	(66.7)
Amortization of intangibles (b)	36	42	(14.3)
Other costs	86	65	32.3

Fuel and purchased power costs	505	692	(27.0)
Delivery fees	325	355	(8.5)

Total	$830	$1,047	(20.7)

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear fuel	$8.02	$7.55	6.2
Lignite/coal (c)	19.36	20.02	(3.3)
Natural gas fuel and purchased power	94.33	52.02	81.3

Delivery fees per MWh	$29.51	$28.99	1.8

Production and purchased power volumes (GWh):
Nuclear	5,206	5,013	3.8
Lignite/coal	13,966	12,818	9.0

Total baseload generation	19,172	17,831	7.5
Natural gas-fueled generation	153	372	(58.9)
Purchased power (d)	855	5,725	(85.1)

Total energy supply volumes	20,180	23,928	(15.7)

Baseload capacity factors:
Nuclear	104.8%	100.9%	3.9
Lignite/coal	83.2%	82.1%	1.3
Total baseload	88.4%	86.7%	2.0

(a)	See note (b) on previous page.
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

Financial Results — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

As discussed above under “Significant Activities and Events,” the nodal wholesale market design implemented by ERCOT in December 2010 resulted in operational changes that facilitate hedging and trading of power. As part of ERCOT’s transition to a nodal wholesale market, volumes under nontrading bilateral purchase and sales contracts are no longer scheduled as physical power with ERCOT. As a result of these changes in market operations, reported wholesale revenues and purchased power costs in 2011 will be materially less than amounts reported in prior periods. Effective with the nodal market implementation, if volumes delivered to our retail and wholesale customers are less than our generation volumes (as determined on a daily settlement basis), we record additional wholesale revenues. Conversely, if volumes delivered to our retail and wholesale customers exceed our generation volumes, we record additional purchased power costs. The resulting additional wholesale revenues or purchased power costs are offset in net gain/(loss) from commodity hedging and trading activities.

Operating revenues decreased $327 million, or 16%, to $1.672 billion in 2011.

Retail electricity revenues decreased $218 million or 15%, to $1.203 billion and reflected the following:

•

A 10% decrease in sales volumes decreased revenues by $145 million reflecting declines in both the residential and business markets. Residential volumes decreased 12% reflecting a 6% decline in customer count driven by competitive activity and 6% decrease in average consumption reflecting milder winter weather in 2011. Business volumes decreased 9% reflecting a change in customers driven by competitive activity.

•

Lower average pricing decreased revenues by $73 million reflecting declining prices in both the residential and business markets. Lower average pricing is reflective of competitive activity in a lower wholesale power price environment and a change in business customer mix.

Wholesale electricity revenues decreased $108 million, or 21%, to $395 million in 2011. The decrease is primarily attributable to the nodal market change described above. The decrease was partially offset by higher production from the new lignite-fueled generation units and by $18 million in lower unrealized losses related to physical derivative sales contracts as discussed in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

Fuel, purchased power costs and delivery fees decreased $217 million, or 21%, to $830 million in 2011. Purchased power costs decreased $226 million driven by the effect of the nodal market change described above. This decrease was partially offset by higher purchased power prices during generation outages resulting from a severe winter storm in early February 2011. Delivery fees declined $30 million reflecting lower retail volumes. These decreases were partially offset by $24 million in higher fuel costs due primarily to higher prices and the effect of the new lignite-fueled generation units and $27 million in lower unrealized gains related to physical derivative commodity purchase contracts as described in footnote (b) to the “Revenue and Commodity Hedging and Trading Activities” table above.

Overall baseload generation production increased 8% in 2011 reflecting a 9% increase in lignite/coal-fueled production driven by increased production from the newly constructed generation facilities.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities for the three months ended March 31, 2011 and 2010, which totaled $94 million in net losses and $1.213 billion in net gains, respectively:

Three Months Ended March 31, 2011 — Unrealized mark-to-market net losses totaling $322 million included:

•

$326 million in net losses related to hedge positions, which includes $300 million in net losses representing reversals of previously recorded net gains on positions settled in the period and $26 million in net losses from changes in fair values, and

•

$4 million in net gains related to trading positions, which includes $8 million in net gains from changes in fair value and $4 million in net losses that represent reversals of previously recorded net gains on positions settled in the period.

Realized net gains totaling $228 million included:

•	$208 million in net gains related to positions that primarily hedged electricity revenues recognized in the period, largely related to the long-term hedging program, and
•	$20 million in net gains related to trading positions.

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

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $6 million and $15 million in net gains in 2011 and 2010, respectively.

Operating costs increased $19 million, or 10%, to $216 million in 2011. The increase reflected $9 million in incremental expense related to the new generation units. The balance of the increase was driven by $6 million in implementation costs for new technology systems and process improvements for generation facilities, $2 million in expenses for periodic major inspections of natural gas generation units and $2 million in various other operating cost variances.

Depreciation and amortization increased $25 million, or 7%, to $362 million in 2011. The increase reflected $15 million in incremental depreciation from a new generation unit placed in service in May 2010 and $10 million in increased depreciation at lignite/coal generation units resulting from additions and replacements.

SG&A expenses decreased $21 million, or 11%, to $162 million in 2011. The decrease was driven by lower retail bad debt expense reflecting improved customer mix and the impacts on prior year collections of delayed billings during the implementation of a retail customer information management system.

Other income totaled $36 million in 2011 and $14 million in 2010. Other income in 2011 included $21 million related to the settlement of bankruptcy claims against a counterparty, $7 million for a property damage claim and $6 million for a franchise tax refund. Other income in 2010 included a $7 million gain associated with the sale of our partial interest in a business and a $5 million refund of sales taxes related to prior years. See Note 13 to Financial Statements.

Interest income increased $6 million to $27 million in 2011 reflecting higher notes receivable balances from affiliates.

Interest expense and related charges decreased $295 million, or 36%, to $526 million in 2011 reflecting a $142 million unrealized mark-to-market net gain related to interest rate swaps in 2011 compared to a $107 million net loss in 2010, a $51 million decrease driven by lower debt balances, primarily pushed down debt, reflecting transactions in the liability management program and a $19 million decrease in noncash amortization of losses on interest rate swaps dedesignated as cash flow hedges, partially offset by a $23 million decrease in capitalized interest.

Income tax benefit totaled $162 million on a pretax loss in 2011 compared to income tax expense of $234 million on pretax income in 2010. The effective rate was 34.0% and 36.9% in 2011 and 2010, respectively. The decrease in the effective rate reflected interest accrued on uncertain tax positions in both years and the absence of a production activities deduction in 2011 due to an expected tax loss.

After-tax results decreased $715 million to a net loss of $315 million in 2011 reflecting the decline in results from commodity hedging and trading activities due to unrealized mark-to-market net losses in 2011 compared to unrealized net gains in 2010, partially offset by an opposite change in unrealized mark-to-market values of interest rate swaps reported in interest expense.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2011 and 2010. The net change in these assets and liabilities, excluding “other activity” as described below, represents $316 million in unrealized net losses in 2011 and $993 million in unrealized net gains in 2010 arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes trading positions.

	Three Months Ended March 31,
	2011	2010
Commodity contract net asset as of beginning of period	$3,097	$1,718
Settlements of positions (a)	(298)	(210)
Changes in fair value (b)	(18)	1,203
Other activity (c)	1	21

Commodity contract net asset as of end of period	$2,782	$2,732

(a)	Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period).
(b)	Represents unrealized gains and losses recognized, including positions in the long-term hedging program (see discussion above under “Long-Term Hedging Program”).
(c)

These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold and physical natural gas exchange transactions.

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values under mark-to-market accounting as of March 31, 2011, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset as of March 31, 2011
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(78)	$(5)	$–	$–	$(83)
Prices provided by other external sources	1,204	1,395	262	–	2,861
Prices based on models	16	(13)	1	–	4

Total	$1,142	$1,377	$263	$–	$2,782

Percentage of total fair value	41%	50%	9%	–%	100%

The “prices actively quoted” category reflects only exchange traded contracts for which active quotes are readily available. The “prices provided by other external sources” category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT that are deemed active markets (excluding the West hub) generally extend through 2013 and over-the-counter quotes for natural gas generally extend through 2016, depending upon delivery point. The “prices based on models” category contains the value of all nonexchange traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 8 to Financial Statements for fair value disclosures and discussion of fair value measurements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flow — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 — Cash provided by operating activities increased $261 million to $343 million in 2011. The increase reflected the effect of amended accounting standards related to the accounts receivable securitization program (see Note 4 to Financial Statements), under which the $383 million of funding under the program at the January 1, 2010 adoption was reported as a use of operating cash flows and a source of financing cash flows. Excluding this accounting effect, cash provided by operating activities declined $115 million. This change was driven by lower cash earnings, which reflected a low wholesale power price environment and the effects of a severe winter storm in February 2011, partially offset by the contribution from the new lignite-fueled generation units.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $74 million and $80 million for the three months ended March 31, 2011 and 2010, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets and debt fair value discounts arising from purchase accounting that is reported in various other income statement line items including operating revenues, fuel and purchased power costs and delivery fees, other income and interest expense and related charges.

Cash provided by financing activities reflected borrowings from EFH Corp. under demand notes totaling $767 million and $730 million in the three months ended March 31, 2011 and 2010, respectively. The principal use of cash in financing activities in both years consisted of a reduction in net borrowings under the TCEH Revolving Credit Facility. Activity in 2010 also reflected a $383 million source of financing cash flows due to an accounting change related to the accounts receivable securitization program as discussed above.

See Note 5 to Financial Statements for further detail of short-term borrowings and long-term debt.

Cash used in investing activities decreased $78 million to $307 million in 2011. Capital expenditures decreased $177 million to $143 million in 2011 reflecting spending related to the construction of the new generation facilities in 2010, partially offset by a $61 million increase in cash loaned to affiliates.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the three months ended March 31, 2011 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Repayments and Repurchases
TCEH	$–	$(68)
EFCH	–	(1)
EFH Corp (pushed down to EFCH).	–	–

Total long-term	–	(69)

Total short-term – TCEH (a)	–	(222)

Total	$–	$(291)

(a)	Short-term amounts represent net borrowings/repayments.

See Note 5 to Financial Statements for further detail of long-term debt and other financing arrangements, including amendments to the TCEH Senior Secured Facilities as well as maturity extensions and repayments of borrowings under those facilities in April 2011.

We regularly monitor the capital and bank credit markets for liability management opportunities that we believe will improve our balance sheet, including capturing debt discount and extending debt maturities. As a result, we may engage, from time to time, in liability management transactions. Future activities under the liability management program may include the purchase of our outstanding debt for cash in open market purchases or privately negotiated refinancing/exchange transactions (including pursuant to a Section 10b-5(1) plan) or via public or private exchange or tender offers.

In evaluating whether to undertake any liability management transaction, including any refinancing, we will take into account liquidity requirements, prospects for future access to capital, contractual restrictions, the market price of our outstanding debt and other factors. Any liability management transaction, including any refinancing, may occur on a stand-alone basis or in connection with, or immediately following, other liability management transactions.

Available Liquidity — The following table summarizes changes in available liquidity since December 31, 2010.

	Available Liquidity
	April 19, 2011	March 31, 2011	December 31, 2010	Year-to-Date Change – April 19, 2011

Cash and cash equivalents	$293	$560	$47	$246

TCEH Revolving Credit Facility (a)	1,397	1,680	1,440	(43)

TCEH Letter of Credit Facility	336	248	261	75

Total liquidity (b)	$2,026	$2,488	$1,748	$278

(a)	In connection with the April 19, 2011 amendment and extension of the TCEH Senior Secured Facilities, this facility now has a limit of $2.054 billion, of which $657 million was borrowed as of April 19, 2011. Lehman is no longer a participant in the facility.

(b)

Total liquidity includes margin deposits, which as of March 31, 2011 and December 31, 2010, totaled $549 million and $465 million, respectively, of net receipts of margin deposits from counterparties related to commodity positions (net of $100 million and $166 million, respectively, posted with counterparties).

The $278 million increase in liquidity since December 31, 2010 was driven by EFH Corp.’s repayment of $770 million it had borrowed under an SG&A-related demand note payable to TCEH as discussed in Note 5 to Financial Statements, partially offset by payment of transaction costs of the April 2011 amendment and extension of the TCEH Senior Secured Facilities, which was funded largely by cash on hand.

See Note 5 to Financial Statements for discussion of transactions in April 2011 related to the TCEH Senior Secured Facilities that resulted in an amendment to the terms of the facilities, three-year extensions of $17.8 billion of maturities of borrowings/commitments, repayment of $1.6 billion of borrowings and the reduction of $646 million of commitments.

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

TCEH will make its May 2011 interest payment and its November 2011 interest payment on the TCEH Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on the notes is increased from 10.50% to 11.25%. TCEH is expected to increase the aggregate principal amount of the notes by $79 million in May 2011 and is expected to further increase the aggregate principal amount of the notes by $84 million in November 2011. The election is expected to increase liquidity in May 2011 by an amount equal to $74 million and is expected to further increase liquidity in November 2011 by an amount equal to an estimated $78 million, constituting the amounts of cash interest that otherwise would have been payable on the notes.

Similarly, EFH Corp. will make its May 2011 interest payment and its November 2011 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During such applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. is expected to increase the aggregate principal amount of the notes by $21 million in May 2011 (excluding $151 million principal amount issued to EFIH as holder of $2.525 billion principal amount of EFH Corp. Toggle Notes) and is expected to further increase the aggregate principal amount of the notes by $22 million in November 2011 (excluding $161 million principal amount expected to be issued to EFIH). The election is expected to increase liquidity in May 2011 by an amount equal to $19 million (excluding $142 million related to notes held by EFIH) and is expected to further increase liquidity in November 2011 by an amount equal to a currently estimated $20 million (excluding $151 million related to notes held by EFIH), constituting the amounts of cash interest that otherwise would have been payable on the notes. See Note 5 to Financial Statements for discussion of debt exchange transactions in April 2011 that resulted in EFIH acquiring $428 million principal amount of EFH Corp. debt, including $229 million principal amount of EFH Corp. Toggle Notes that are reflected in the amounts related to the May and November 2011 PIK elections.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral obligations. In addition, TCEH’s Commodity Collateral Posting Facility (CCP facility), an uncapped senior secured revolving credit facility that matures in December 2012, funds the cash collateral posting requirements for a significant portion of the positions in the long-term hedging program not otherwise secured by a first-lien in the assets of TCEH. The aggregate principal amount of the CCP facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the CCP facility, as of March 31, 2011, more than 95% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral requirements for those hedging transactions. Due to declines in forward natural gas prices, no amounts were borrowed against the CCP facility as of March 31, 2011 and December 31, 2010. See Note 5 to Financial Statements for more information about the TCEH Senior Secured Facilities, which include the CCP facility.

As of March 31, 2011, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$98 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $165 million posted as of December 31, 2010;
•

$647 million in cash has been received from counterparties, net of $2 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $630 million received, net of $1 million in cash posted, as of December 31, 2010;

•	$495 million in letters of credit have been posted with counterparties, as compared to $473 million posted as of December 31, 2010, and
•	$26 million in letters of credit have been received from counterparties, as compared to $25 million received as of December 31, 2010.

With respect to exchange cleared transactions, these transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. With respect to cash collateral that is received, such cash collateral is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or it is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. As of March 31, 2011, restricted cash collateral held totaled $36 million. See Note 13 to Financial Statements regarding restricted cash.

With the long-term hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. As of March 31, 2011, approximately 400 million MMBtu of positions related to the long-term hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped CCP facility supports the collateral posting requirements related to most of these transactions.

Income Tax Refunds/Payments — Income tax payments related to the Texas margin tax are expected to total approximately $42 million, and net payments of federal income taxes are expected to total approximately $9.5 million in the next 12 months. Income tax refunds totaled $16 million in three months ended March 31, 2011. (See Note 12 to Financial Statements.)

We cannot reasonably estimate the ultimate amounts and timing of tax payments associated with uncertain tax positions, but expect that no material federal income tax payments related to such positions will be made in 2011. (See Note 13 to Financial Statements.)

Interest Rate Swap Transactions — See Note 5 to Financial Statements.

Accounts Receivable Securitization Program — TXU Energy participates in EFH Corp.’s accounts receivable securitization program with financial institutions (the funding entities). In accordance with transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy-remote direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $101 million and $96 million as of March 31, 2011 and December 31, 2010, respectively. See Note 4 to Financial Statements for a more complete description of the program including the impact of the program on the financial statements for the periods presented and the contingencies that could result in termination of the program and a reduction of liquidity should the underlying financing be settled.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain of our financing arrangements contain maintenance covenants with respect to leverage ratios and/or minimum net worth. As of March 31, 2011, we were in compliance with all such covenants.

Covenants and Restrictions under Financing Arrangements — Each of the TCEH Senior Secured Facilities and the indentures governing substantially all of the debt we have issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on our liquidity and operations.

Adjusted EBITDA (as used in the maintenance covenant contained in the TCEH Senior Secured Facilities) for the twelve months ended March 31, 2011 totaled $3.754 billion for TCEH. See Exhibit 99(b) and 99(c) for a reconciliation of net income (loss) to Adjusted EBITDA for TCEH and EFH Corp., respectively, for the three and twelve months ended March 31, 2011 and 2010.

The table below summarizes TCEH’s secured debt to Adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp. and TCEH that are applicable under certain other threshold covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the TCEH Senior Secured Second Lien Notes, the EFH Corp. Senior Notes, and the EFH Corp. Senior Secured Notes as of March 31, 2011 and December 31, 2010. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. or TCEH to incur certain permitted debt or make certain restricted payments and/or investments. EFCH and its consolidated subsidiaries are in compliance with their maintenance covenants.

	March 31, 2011	December 31, 2010	Threshold Level as of March 31, 2011
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to Adjusted EBITDA ratio (a)	5.13 to 1.00	5.19 to 1.00	Must not exceed 8.00 to 1.00 (b)

Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.3 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Notes and TCEH Senior Secured Second
Lien Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0

Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	8.8 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.6 to 1.0	1.6 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.3 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	8.8 to 1.0	8.5 to 1.0	Equal to or less than 7.0 to 1.0
TCEH Senior Notes and TCEH Senior Secured Second
Lien Notes:
TCEH fixed charge coverage ratio	1.5 to 1.0	1.5 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	8.1 to 1.0	7.9 to 1.0	Equal to or less than 6.5 to 1.0

(a)

In accordance with the terms of the TCEH Senior Secured Facilities and as the result of the new Sandow and first Oak Grove generating units achieving average capacity factors of greater than or equal to 70% for the three months ended March 31, 2010, the maintenance covenant as of December 31, 2010 includes Adjusted EBITDA for the units and the proportional amount of outstanding debt under the Delayed Draw Term Loan (see Note 5 to Financial Statements) applicable to the two units. Adjusted EBITDA for the second Oak Grove generation unit is not included in the calculation.

(b)

Threshold level increased to a maximum of 8.00 to 1.00 for the test periods ending March 31, 2011 through December 31, 2014, effective with the April 2011 amendment to the TCEH Senior Secured Facilities discussed in Note 5 to Financial Statements. Calculation excludes secured debt that ranks junior to the TCEH Senior Secured Facilities and up to $1.5 billion principal amount of TCEH senior secured first lien notes whose proceeds are used to prepay term loans or deposit letter of credit loans under the TCEH Senior Secured Facilities.

(c)

The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH’s non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, as of March 31, 2011, counterparties to those contracts could have required TCEH to post up to an aggregate of $27 million in additional collateral. This amount largely represents the below market terms of these contracts as of March 31, 2011; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH’s below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. As of March 31, 2011, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $27 million, with $14 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, as of March 31, 2011, TCEH posted letters of credit in the amount of $73 million, which are subject to adjustments.

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

ERCOT has rules in place to assure adequate credit worthiness of parties that participate in the “day-ahead” and “real-time markets” operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $240 million as of March 31, 2011 (which is subject to weekly adjustments based on settlement activity with ERCOT).

Other arrangements of EFCH and its subsidiaries, including the accounts receivable securitization program (see Note 4 to Financial Statements) and certain leases, contain terms pursuant to which the interest rates charged under the agreements may be adjusted depending on the relevant credit ratings.

In the event that any or all of the additional collateral requirements discussed above are triggered, we believe we will have adequate liquidity to satisfy such requirements.

Material Cross Default Provisions — Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions.

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($20.9 billion as of April 19, 2011) under such facilities.

The indentures governing the TCEH Senior Notes, TCEH Senior Secured Notes and the TCEH Senior Secured Second Lien Notes contain a cross acceleration provision where a payment default at maturity or on acceleration of principal indebtedness under any instrument or instruments of TCEH or any of its restricted subsidiaries in an aggregate amount equal to or greater than $250 million may cause the acceleration of the TCEH Senior Notes, TCEH Senior Secured Notes and TCEH Senior Secured Second Lien Notes.

Under the terms of a TCEH rail car lease, which had $44 million in remaining lease payments as of March 31, 2011 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of another TCEH rail car lease, which had $49 million in remaining lease payments as of March 31, 2011 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

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

We enter into energy-related and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if we were to default under an obligation in respect of borrowings in excess of thresholds, which vary, stated in the contracts. The subsidiaries whose default would trigger cross default vary depending on the contract.

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

Guarantees — See Note 6 to Financial Statements for details of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 2 and 6 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2011 that are expected to materially impact us.

REGULATORY MATTERS

See discussions in Note 6 to Financial Statements.

Sunset Review

PURA, the PUCT, the RRC, ERCOT, the TCEQ and the Texas Office of Public Utility Counsel (OPUC) are subject to “sunset” review by the Texas Legislature in the 2011 legislative session. Sunset review includes, generally, a comprehensive review of the need for and effectiveness of an administrative agency (the PUCT, the RRC, ERCOT, the TCEQ or the OPUC), along with an evaluation of the advisability of any changes to that agency’s authorizing legislation (e.g. PURA). In 2010, the Texas Sunset Advisory Commission adopted various recommendations regarding these agencies and submitted its recommendations for the Texas Legislature’s consideration during the session, which began in January 2011. We cannot predict the outcome of the sunset review process.

Mine Safety Disclosures — Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

Safety is a top priority in all our businesses, and accordingly, it is a key component of our focus on operational excellence, our employee performance reviews and employee compensation. Our health and safety program objectives are to prevent workplace accidents and ensure that all employees return home safely and comply with all regulations.

We currently own and operate 12 surface lignite coal mines in Texas to provide fuel for our electricity generation facilities. These mining operations are regulated by the US Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act) as well as other regulatory agencies such as the RRC. The MSHA inspects US mines, including ours, on a regular basis and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Such citations and orders can be contested and appealed to the Federal Mine Safety and Health Review Commission (FMSHRC), which often results in a reduction of the severity and amount of fines and assessments and sometimes results in dismissal. The number of citations, orders and proposed assessments vary depending on the size of the mine as well as other factors.

Disclosures related to specific mines pursuant to Section 1503 of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act sourced from data documented as of April 11, 2011 in the MSHA Data Retrieval System for the three months ended March 31, 2011 (except pending legal actions, which are as of March 31, 2011), are as follows:

Mine (a)	Section 104 S and S Citations (b)	Proposed MSHA Assessments ($ thousands) (c)	Pending Legal Action (d)
Beckville	2	3	2
Big Brown	4	—	1
Kosse	2	3	—
Oak Hill	—	11	1
Sulphur Springs	—	2	2
Tatum	1	3	—
Three Oaks	—	—	3
Winfield South	—	—	1

(a)	Excludes mines for which there were no applicable events.
(b)	Includes MSHA citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.
(c)

Total dollar value for proposed assessments received from MSHA for all citations and orders issued in the three months ended March 31, 2011, including but not limited to Sections 104, 107 and 110 citations and orders that are not required to be reported.

(d)	Pending actions before the FMSHRC involving a coal or other mine.

During the three months ended March 31, 2011, our mining operations received one citation and order under Section 104(d) (Kosse mine), no citations, orders or written notices under Sections 104(b), 104(e), 107(a) or 110(b)(2) of the Mine Act, and they experienced no fatalities.

Summary

We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly alter our basic financial position, results of operations or cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that we may experience a loss in value as a result of changes in market conditions affecting factors, such as commodity prices and interest rates that may be experienced in the ordinary course of business. Our exposure to market risk is affected by a number of factors, including the size, duration and composition of our energy and financial portfolio, as well as the volatility and liquidity of markets. Instruments used to manage this exposure include interest rate swaps to manage interest rate risk related to debt, as well as exchange traded, over-the-counter contracts and other contractual arrangements to manage commodity price risk.

Risk Oversight

We manage the commodity price, counterparty credit and commodity-related operational risk related to the unregulated energy business within limitations established by senior management and in accordance with overall risk management policies. Interest rate risk is managed centrally by the corporate treasury function. Market risks are monitored by risk management groups that operate independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, Value at Risk (VaR) methodologies. Key risk control activities include, but are not limited to, transaction review and approval (including credit review), operational and market risk measurement, validation of transaction capture, portfolio valuation and reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

EFH Corp. has a corporate risk management organization that is headed by the Chief Financial Officer, who also functions as the Chief Risk Officer. The Chief Risk Officer, through his designees, enforces applicable risk limits, including the respective policies and procedures to ensure compliance with such limits and evaluates the risks inherent in our businesses.

Commodity Price Risk

We are subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products we market or purchase. We actively manage the portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on results of operations. Similar to other participants in the market, we cannot fully manage the long-term value impact of structural declines or increases in natural gas and power prices and spark spreads (differences between the market price of electricity and its cost of production).

In managing energy price risk, we enter into a variety of market transactions including, but not limited to, short- and long-term contracts for physical delivery, exchange traded and over-the-counter financial contracts and bilateral contracts with customers. Activities include hedging, the structuring of long-term contractual arrangements and proprietary trading. We continuously monitor the valuation of identified risks and adjust positions based on current market conditions. We strive to use consistent assumptions regarding forward market price curves in evaluating and recording the effects of commodity price risk.

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

	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Month-end average Trading VaR:	$3	$3

Month-end high Trading VaR:	$4	$4

Month-end low Trading VaR:	$1	$1

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Month-end average MtM VaR:	$214	$426

Month-end high MtM VaR:	$260	$621

Month-end low MtM VaR:	$187	$321

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

	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Month-end average EaR:	$173	$477

Month-end high EaR:	$217	$662

Month-end low EaR:	$150	$323

The decreases in the risk measures (MtM VaR and EaR) above primarily reflected a reduction of positions in the long-term hedging program due to maturities.

Interest Rate Risk

As of March 31, 2011, the potential reduction of annual pretax earnings due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $24 million, taking into account the interest rate swaps discussed in Note 5 to Financial Statements.

Credit Risk

Credit risk relates to the risk of loss associated with nonperformance by counterparties. We maintain credit risk policies with regard to our counterparties to minimize overall credit risk. These policies prescribe practices for evaluating a potential counterparty’s financial condition, credit rating and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools including, but not limited to, use of standardized master netting contracts and agreements that allow for netting of positive and negative exposures associated with a single counterparty. We have processes for monitoring and managing credit exposure of our businesses including methodologies to analyze counterparties’ financial strength, measurement of current and potential future exposures and contract language that provides rights for netting and set-off. Credit enhancements such as parental guarantees, letters of credit, surety bonds and margin deposits are also utilized. Additionally, individual counterparties and credit portfolios are managed to assess overall credit exposure. This evaluation results in establishing exposure limits or collateral requirements for entering into an agreement with a counterparty that creates exposure. Additionally, we have established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Prospective material adverse changes in the payment history or financial condition of a counterparty or downgrade of its credit quality result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $2.499 billion as of March 31, 2011. The components of this exposure are discussed in more detail below.

Assets subject to credit risk as of March 31, 2011 include $517 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $75 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. As of March 31, 2011, the exposure to credit risk from these counterparties totaled $1.982 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $684 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $1.298 billion decreased $308 million in the three months ended March 31, 2011, reflecting a reduction of positions in the long-term hedging program due to maturities and the effect of an increase in forward natural gas prices on the value of positions in the program.

Of this $1.298 billion net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies’ published ratings and our internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure as of March 31, 2011 arising from wholesale trade receivables, commodity contracts and hedging and trading activities. This credit exposure represents wholesale trade accounts receivable and net asset positions on the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. See Note 10 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

				Gross Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total

Investment grade	$1,960	$669	$1,291	$1,437	$523	$—	$1,960
Noninvestment grade	22	15	7	20	2	—	22

Totals	$1,982	$684	$1,298	$1,457	$525	$—	$1,982

Investment grade	98.9%		99.5%
Noninvestment grade	1.1%		0.5%

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

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented 41%, 33% and 14% of the net $1.298 billion exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the applicable counterparty’s credit rating and the importance of our business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

With respect to credit risk related to the long-term hedging program, essentially all of the transaction volumes are with counterparties with an A credit rating or better. However, there is current and potential credit concentration risk related to the limited number of counterparties that comprise the substantial majority of the program with such counterparties being in the banking and financial sector. The transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of a material downgrade in the credit rating of the counterparties. An event of default by one or more hedge counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts are owed to the counterparties related to the commodity contracts or delays in receipts of expected settlements if the hedge counterparties owe amounts to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” in this report and the 2010 Form 10-K and the discussion under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•

prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC, the NERC, the TRE, the PUCT, the RRC, the NRC, the EPA, the TCEQ and the CFTC, with respect to, among other things:

•	allowed prices;
•	industry, market and rate structure;
•	purchased power and recovery of investments;
•	operations of nuclear generating facilities;
•	operations of fossil-fueled generating facilities;
•	operations of mines;
•	acquisition and disposal of assets and facilities;
•	development, construction and operation of facilities;
•	decommissioning costs;
•	present or prospective wholesale and retail competition;
•	changes in tax laws and policies;
•	changes in and compliance with environmental and safety laws and policies, including climate change initiatives, and
•	clearing over the counter derivatives through exchanges and posting of cash collateral therewith;
•	legal and administrative proceedings and settlements;
•	general industry trends;
•	economic conditions, including the impact of a recessionary environment;
•	our ability to attract and retain profitable customers;
•	our ability to profitably serve our customers;
•	restrictions on competitive retail pricing;
•	changes in wholesale electricity prices or energy commodity prices;
•	changes in prices of transportation of natural gas, coal, crude oil and refined products;
•	unanticipated changes in market heat rates in the ERCOT electricity market;
•	our ability to effectively hedge against unfavorable commodity prices, market heat rates and interest rates;
•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities;
•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;
•	changes in business strategy, development plans or vendor relationships;
•	access to adequate transmission facilities to meet changing demands;
•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;
•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;
•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the willingness of our lenders to extend the maturities of our debt instruments and the terms and conditions of any such extensions;
•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;
•	financial restrictions placed on us by the agreements governing our debt instruments;
•	our ability to generate sufficient cash flow to make interest payments on, or refinance, our debt instruments;
•	our ability to successfully execute our liability management program;
•	competition for new energy development and other business opportunities;
•	inability of various counterparties to meet their obligations with respect to our financial instruments;
•	changes in technology used by and services offered by us;
•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;
•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;
•	changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and OPEB, and future funding requirements related thereto;
•	changes in assumptions used to estimate future executive compensation payments;
•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;
•	significant changes in critical accounting policies;
•	actions by credit rating agencies;
•	our ability to effectively execute our operational strategy, and
•	our ability to implement cost reduction initiatives.

Any forward-looking statement speaks only as of the date on which it is made, and except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, you should not unduly rely on such forward-looking statements.

INDUSTRY AND MARKET INFORMATION

The industry and market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources, including certain data published by ERCOT, the PUCT and NYMEX. We did not commission any of these publications or reports. Some data is also based on good faith estimates, which are derived from our review of internal surveys, as well as the independent sources listed above. Independent industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified such data and make no representation as to the accuracy of such information. Forecasts are particularly likely to be inaccurate, especially over long periods of time, and we do not know what assumptions regarding general economic growth are used in preparing the forecasts included in this report. Similarly, while we believe that such internal and external research is reliable, it has not been verified by any independent sources, and we make no assurances that the predictions contained therein are accurate.

Item 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Reference is made to the discussion in Note 6 to Financial Statements regarding legal proceedings.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the 2010 Form 10-K except for the risk factors discussed below and the information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2010 Form 10-K.

Lenders and holders of our debt have in the past alleged and might allege in the future that we are not operating in compliance with covenants in our debt agreements, which, even if the claims have no merit, could cause the trading price of our debt securities to decline.

Given our financial condition, lenders or holders of our debt might assert at any time that we are not operating in compliance with covenants in our debt agreements or make other related allegations, including for the purpose of attempting to accelerate the maturity of such debt and/or attempting to obtain economic benefits from us. Even if any claim by lenders or holders of our debt alleging noncompliance or an event of default under our debt agreements is without merit, such a claim could nevertheless cause the trading price of the debt to decline.

We may not be able to repay or refinance our debt as or before it becomes due, or obtain additional financing, particularly if forward natural gas prices do not significantly increase.

We may not be able to repay or refinance our debt obligations as or before they become due, or we may be able to refinance such amounts only on terms that will increase our cost of borrowing or on terms that may be more onerous. Our ability to successfully implement any future refinancing of our debt will depend, among other things, on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including, without limitation, wholesale electricity prices in ERCOT (which are primarily driven by the price of natural gas and ERCOT market heat rates) and general conditions in the credit markets. Refinancing may also be difficult because of the slow economic recovery, the possibility of rising interest rates and the impending surge of large debt maturities of other borrowers. Due to our below investment grade credit ratings, we may be more heavily exposed to these refinancing risks than other borrowers.

The amount of non-extended commitments under the TCEH Revolving Credit Facility (approximately $640 million) will mature in October 2013, approximately $3.8 billion aggregate principal amount of non-extended term and deposit letter of credit loans under the TCEH Senior Secured Facilities will mature in October 2014, the extended revolving commitments under the TCEH Revolving Credit Facility (approximately $1.4 billion) will mature in October 2016 and approximately $16.4 billion aggregate principal amount of extended term loans and extended letter of credit loans under the TCEH Senior Secured Facilities will mature in October 2017. The extended loans under the TCEH Senior Secured Facilities include a “springing maturity” provision pursuant to which (a) in the event that $500 million aggregate principal amount of the TCEH Senior Notes due in 2015 (other than notes held by EFH Corp. or its controlled affiliates as of March 31, 2011 to the extent held as of the date of determination) or more than $150 million aggregate principal amount of the TCEH Senior Notes due in 2016 (other than notes held by EFH Corp. or its controlled affiliates as of March 31, 2011 to the extent held as of the date of determination), as applicable, remain outstanding as of 91 days prior to the maturity date of the applicable notes and (b) TCEH’s Consolidated Total Debt to Consolidated EBITDA Ratio (as such term is defined in the TCEH Senior Secured Facilities) is greater than 6.00 to 1.00 at such applicable determination date, then the maturity date of the extended loans will automatically change to 90 days prior to the maturity date of the applicable notes. As of March 31, 2011, there were $3.2 billion aggregate principal amount of TCEH Senior Notes due in 2015 and $1.4 billion aggregate principal amount of TCEH Senior Notes due in 2016. As a result of this “springing maturity” provision, we may lose the benefit of the extension if we are unable to refinance the requisite portion of the TCEH Senior Notes by the applicable deadline. If holders of the TCEH Senior Notes are unwilling to extend the maturities of their notes, then, to avoid the “springing maturity” of the extended loans, we may be required to repay a substantial portion of the TCEH Senior Notes at par. There is no assurance that we will be able to make such payments whether through cash on hand or additional financings.

Wholesale electricity prices in the ERCOT market largely correlate with the price of natural gas. Accordingly, the contribution to earnings and the value of our baseload generation assets are dependent in significant part upon the price of natural gas. Forward natural gas prices have generally trended downward since mid-2008. In recent years, natural gas supply has outpaced demand as a result of increased drilling of shale gas deposits combined with lingering demand weakness associated with the economic recession, and many industry experts expect this supply/demand imbalance to continue for a number of years, thereby depressing natural gas prices for a long-term period. These market conditions are challenging to the long-term profitability of our generation assets. Specifically, low natural gas prices and their correlated effect in ERCOT on wholesale electricity prices could have a material adverse impact on the overall profitability of our generation assets for periods in which we do not have significant hedge positions. As of March 31, 2011, we have hedged approximately 50% and 26% of our wholesale natural gas price exposure related to expected generation output for 2013 and 2014, respectively, and do not have any significant amounts of hedges in place for periods after 2014. A continuation of current forward natural gas prices or a further decline of forward natural gas prices could limit our ability to hedge our wholesale electricity revenues at sufficient price levels to support our interest payments or debt maturities, result in further declines in the values of our baseload generation assets and adversely impact our ability to refinance our debt or obtain additional financing.

In addition, our liabilities and those of EFH Corp. exceed our and EFH Corp.’s assets as shown on our and EFH Corp.’s balance sheet prepared in accordance with US GAAP as of March 31, 2011. Our assets include $6.2 billion of goodwill as of March 31, 2011. In the third quarter 2010, we recorded a $4.1 billion noncash goodwill impairment charge reflecting the estimated effect of lower wholesale electricity prices on the enterprise value of TCEH, driven by the sustained decline in forward natural gas prices, as indicated by our cash flow projections and declines in market values of securities of comparable companies. The value of our goodwill will continue to depend on, among other things, wholesale electricity prices in the ERCOT market. Recent valuation analyses of TCEH’s business indicate that the principal amount of its outstanding debt exceeds its enterprise value. We may have difficulty successfully implementing any refinancing of our debt due to our financial position as reflected in our balance sheet and the valuation analyses. Further, a lack of available liquidity could adversely impact the evaluation of our creditworthiness by counterparties and rating agencies. In particular, such concerns by existing and potential counterparties could significantly limit TCEH’s wholesale markets activities, including its long-term hedging program.

Item 6.  Exhibits

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)	1-12833 Form 8-K (filed April 20, 2011)	4.1	—

Indenture, dated as of April 19, 2011, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.5% Senior Secured Notes due 2020.

4(b)	1-12833 Form 8-K (filed April 20, 2011)	4.2	—

Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to Fidelity National Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as Collateral Agent for the benefit of the Holders of the 11.5% Senior Secured Notes due 2020 of Texas Competitive Electric Holdings Company LLC and TCEH Finance, Inc., as Beneficiary.

4(c)	1-12833 Form 8-K (filed April 20, 2011)	4.3	—

Form of Deed of Trust and Security Agreement to Fidelity National Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as Collateral Agent for the benefit of the Holders of the 11.5% Senior Secured Notes due 2020 of Texas Competitive Electric Holdings Company LLC and TCEH Finance, Inc., as Beneficiary.

4(d)	1-12833 Form 8-K (filed April 20, 2011)	4.4	—

Form of Subordination and Priority Agreement, among Citibank, N.A., as beneficiary under the First Lien Credit Deed of Trust, The Bank of New York Mellon Trust Company, N.A., as beneficiary under the Second Lien Indenture Deed of Trust, Citibank, N.A., as beneficiary under the First Lien Indenture Deed of Trust, Texas Competitive Electric Holdings Company LLC and the subsidiary guarantors party thereto.

Exhibits	Previously Filed With File Number*	As Exhibit

(10)	Material Contracts.

Credit Agreements and Related Arrangements

10(a)	1-12833 Form 8-K (filed April 20, 2011)	10.1	—

Amendment No. 2, dated as of April 7, 2011, to the Credit Agreement, dated October 10, 2007, among Energy Future Competitive Holdings Company; Texas Competitive Electric Holdings Company LLC, as the borrower; the several lenders from time to time parties thereto; Citibank, N.A., as administrative agent, collateral agent, swingline lender, revolving letter of credit issuer and deposit letter of credit issuer; Goldman Sachs Credit Partners L.P., as posting agent, posting syndication agent and posting documentation agent; JPMorgan Chase Bank, N.A., as syndication agent and revolving letter of credit issuer; Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P., Lehman Brothers Inc., Morgan Stanley Senior Funding, Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and bookrunners; Goldman Sachs Credit Partners L.P., as posting lead arranger and bookrunner; Credit Suisse, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Morgan Stanley Senior Funding, Inc., as co-documentation agents; and J. Aron & Company, as posting calculation agent.

10(b)	1-12833 Form 10-Q (Quarter ended March 31, 2011) (filed April 29, 2011)	10(b)	—

Form of First Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing to Fidelity National Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as Beneficiary.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications.

32(a)			—

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

Exhibits	Previously Filed With File Number*	As Exhibit

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2011.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2011 and 2010.

99(c)				Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2011 and 2010.

*	Incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Competitive Holdings Company

By:	/s/ Stan Szlauderbach
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: April 28, 2011