Form 10-Q
period 2012-03-31
Energy Future Competitive Holdings CO
filed 2012-05-01
CIK 1445049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
— OR —
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34543
Energy Future Competitive Holdings Company
(Exact name of registrant as specified in its charter)

Texas	75-1837355
(State of incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number)
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
Common Stock Outstanding at April 30, 2012: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.
Energy Future Competitive Holdings Company meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Energy Future Competitive Holdings Company's (EFCH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. EFCH also from time to time makes available to the public, free of charge, on the EFH Corp. website certain financial statements of its wholly-owned subsidiary, Texas Competitive Electric Holdings Company LLC. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. Readers should not rely on or assume the accuracy of any representation or warranty in any agreement that EFCH has filed as an exhibit to this Form 10-Q because such representation or warranty may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes or may no longer continue to be true as of any given date, including the date of this quarterly report on Form 10-Q.
This quarterly report on Form 10-Q and other Securities and Exchange Commission filings of EFCH and its subsidiaries occasionally make references to EFH Corp., EFCH (or "we," "our," "us" or "the company"), TCEH, TXU Energy or Luminant when describing actions, rights or obligations of their respective subsidiaries. These references reflect the fact that the subsidiaries are consolidated with, or otherwise reflected in, their respective parent company's financial statements for financial reporting purposes. However, these references should not be interpreted to imply that the relevant parent company is actually undertaking the action or has the rights or obligations of the relevant subsidiary company or vice versa.

i

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2011 Form 10-K	EFCH's Annual Report on Form 10-K for the year ended December 31, 2011

Adjusted EBITDA
Adjusted EBITDA means EBITDA adjusted to exclude noncash items, unusual items and other adjustments allowable under certain debt arrangements of TCEH and EFH Corp. See the definition of EBITDA below. Adjusted EBITDA and EBITDA are not recognized terms under US GAAP and, thus, are non-GAAP financial measures. We are providing TCEH's and EFH Corp.'s Adjusted EBITDA in this Form 10-Q (see reconciliations in Exhibits 99(b) and 99(c)) solely because of the important role that Adjusted EBITDA plays in respect of certain covenants contained in the debt arrangements. We do not intend for Adjusted EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with US GAAP. Additionally, we do not intend for Adjusted EBITDA (or EBITDA) to be used as a measure of free cash flow available for management's discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, our presentation of Adjusted EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

CAIR	Clean Air Interstate Rule

CSAPR	the final Cross-State Air Pollution Rule issued by the EPA in July 2011 (see Note 6 to Financial Statements)

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Corp. Senior Notes
Refers, collectively, to EFH Corp.'s 10.875% Senior Notes due November 1, 2017 (EFH Corp. 10.875% Notes) and EFH Corp.'s 11.25%/12.00% Senior Toggle Notes due November 1, 2017 (EFH Corp. Toggle Notes).

EFH Corp. Senior Secured Notes	Refers, collectively, to EFH Corp.'s 9.75% Senior Secured Notes due October 15, 2019 (EFH Corp. 9.75% Notes) and EFH Corp.'s 10.000% Senior Secured Notes due January 15, 2020 (EFH Corp. 10% Notes).

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

kWh	kilowatt-hours

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

Luminant
subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas market heat rate
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

MATS	the Mercury and Air Toxics Standard finalized by the EPA in December 2011 and published in February 2012

Merger	The transaction referred to in the Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007

MMBtu	million British thermal units

Moody's	Moody's Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electric Reliability Corporation

NOx	nitrogen oxides

NRC	US Nuclear Regulatory Commission

NYMEX	the New York Mercantile Exchange, a physical commodity futures exchange

Oncor
Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

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

REP	retail electric provider

RRC	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SG&A	selling, general and administrative

SO2	sulfur dioxide

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Management, L.P. and GS Capital Partners, an affiliate of Goldman, Sachs & Co. that have an ownership interest in Texas Holdings.

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy markets activities, and whose major subsidiaries include Luminant and TXU Energy

TCEH Finance	TCEH Finance, Inc., a direct, wholly-owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities

TCEH Senior Notes
Refers, collectively, to TCEH's and TCEH Finance's 10.25% Senior Notes due November 1, 2015 and 10.25% Senior Notes due November 1, 2015, Series B (collectively, TCEH 10.25% Notes) and TCEH's and TCEH Finance's 10.50%/11.25% Senior Toggle Notes due November 1, 2016 (TCEH Toggle Notes).

TCEH Senior Secured Facilities
Refers, collectively, to the TCEH Term Loan Facilities, TCEH Revolving Credit Facility, TCEH Letter of Credit Facility and TCEH Commodity Collateral Posting Facility. See Note 5 to Financial Statements for details of these facilities.

TCEH Senior Secured Notes	TCEH's and TCEH Finance's 11.5% Senior Secured Notes due October 1, 2020

TCEH Senior Secured Second Lien Notes
Refers, collectively, to TCEH's and TCEH Finance's 15% Senior Secured Second Lien Notes due April 1, 2021 and TCEH's and TCEH Finance's 15% Senior Secured Second Lien Notes due April 1, 2021, Series B.

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

TRE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols

TXU Energy
TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Operating revenues	$1,222	$1,672
Fuel, purchased power costs and delivery fees	(628)	(830)
Net gain (loss) from commodity hedging and trading activities	368	(94)
Operating costs	(207)	(216)
Depreciation and amortization	(330)	(362)
Selling, general and administrative expenses	(155)	(162)
Franchise and revenue-based taxes	(19)	(21)
Other income (Note 13)	3	36
Other deductions	(2)	(1)
Interest income	16	27
Interest expense and related charges (Note 13)	(643)	(526)
Loss before income taxes	(375)	(477)
Income tax benefit	122	162
Net loss	$(253)	$(315)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Net loss	$(253)	$(315)
Other comprehensive income, net of tax effects – cash flow hedges derivative value net loss related to hedged transaction recognized during the period and reported in net loss (net of tax benefit of $1 and $4)	3	7
Comprehensive loss	$(250)	$(308)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(253)	$(315)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	376	431
Deferred income tax benefit – net	(131)	(167)
Unrealized net loss from mark-to-market valuations of commodity positions	152	316
Unrealized net gain from mark-to-market valuations of interest rate swaps (Note 5)	(110)	(142)
Interest expense on toggle notes payable in additional principal (Notes 5 and 13)	44	40
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 13)	52	42
Interest expense related to pushed-down debt of parent (Notes 5 and 13)	19	23
Bad debt expense (Note 4)	5	14
Accretion expense related primarily to mining reclamation obligations	9	13
Stock-based incentive compensation expense	1	—
Other, net	—	2
Changes in operating assets and liabilities:
Margin deposits, net	12	84
Other operating assets and liabilities	(12)	2
Cash provided by operating activities	164	343
Cash flows — financing activities:
Notes due to affiliates	—	767
Repayments/repurchases of long-term debt (Note 5)	(18)	(69)
Net short-term borrowings under accounts receivable securitization program (Note 4)	(11)	5
Decrease in other short-term borrowings (Note 5)	(670)	(222)
Decrease in income tax-related note payable to Oncor (Note 12)	(10)	(9)
Contributions from noncontrolling interests (Note 7)	2	6
Sale/leaseback of equipment	14	—
Other, net	1	(1)
Cash provided by (used in) financing activities	(692)	477
Cash flows — investing activities:
Capital expenditures	(177)	(143)
Nuclear fuel purchases	(64)	(98)
Notes due from affiliates	925	(61)
Changes in restricted cash	15	(3)
Proceeds from sales of environmental allowances and credits	—	1
Purchases of environmental allowances and credits	(6)	(4)
Proceeds from sales of nuclear decommissioning trust fund securities	10	734
Investments in nuclear decommissioning trust fund securities	(14)	(738)
Other, net	2	5
Cash provided by (used in) investing activities	691	(307)
Net change in cash and cash equivalents	163	513
Cash and cash equivalents — beginning balance	120	47
Cash and cash equivalents — ending balance	$283	$560

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$283	$120
Restricted cash (Note 13)	114	129
Trade accounts receivable — net (includes $380 and $524 in pledged amounts related to a VIE (Notes 2 and 4))	574	760
Notes receivable from parent (Note 12)	671	670
Inventories (Note 13)	427	418
Commodity and other derivative contractual assets (Note 10)	3,027	2,883
Margin deposits related to commodity positions	67	56
Other current assets	66	59
Total current assets	5,229	5,095
Restricted cash (Note 13)	947	947
Notes receivable from parent (Note 12)	—	922
Investments (Note 13)	678	629
Property, plant and equipment — net (Note 13)	19,103	19,218
Goodwill (Note 3)	6,152	6,152
Identifiable intangible assets — net (Note 3)	1,802	1,826
Commodity and other derivative contractual assets (Note 10)	1,500	1,552
Other noncurrent assets, primarily unamortized debt amendment and issuance costs	945	999
Total assets	$36,356	$37,340
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (includes $93 and $104 related to a VIE (Notes 2 and 5))	$93	$774
Advances from parent	7	7
Long-term debt due currently (Note 5)	41	39
Trade accounts payable	470	553
Trade accounts and other payables to affiliates	189	209
Notes payable to parent (Note 12)	60	57
Commodity and other derivative contractual liabilities (Note 10)	1,914	1,784
Margin deposits related to commodity positions	1,084	1,061
Accumulated deferred income taxes	58	53
Accrued income taxes payable to parent (Note 12)	76	74
Accrued taxes other than income	54	136
Accrued interest	534	394
Other current liabilities	211	266
Total current liabilities	4,791	5,407
Accumulated deferred income taxes	4,572	4,712
Commodity and other derivative contractual liabilities (Note 10)	1,697	1,692
Notes or other liabilities due affiliates (Note 12)	396	363
Long-term debt held by affiliates (Note 12)	382	382
Long-term debt, less amounts due currently (Note 5)	30,073	30,076
Other noncurrent liabilities and deferred credits (Note 13)	2,395	2,424
Total liabilities	44,306	45,056
Commitments and Contingencies (Note 6)
Equity (Note 7):
EFCH shareholder's equity	(8,055)	(7,819)
Noncontrolling interests in subsidiaries	105	103
Total equity	(7,950)	(7,716)
Total liabilities and equity	$36,356	$37,340

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

TCEH operates largely in the ERCOT market, and wholesale electricity prices in that market have generally moved with the price of natural gas. Wholesale electricity prices have significant implications to its profitability and cash flows and, accordingly, the value of its business.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our 2011 Form 10-K. Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Any acquisitions of outstanding debt for cash, including notes that had been issued in lieu of cash interest, are presented in the financing activities section of the statement of cash flows. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in our 2011 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

We also consolidate Comanche Peak Nuclear Power Company LLC (CPNPC), which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at our existing Comanche Peak nuclear-fueled generation facility using MHI's US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of CPNPC's equity interests, respectively (see Note 7).

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs are as follows:

Assets:	March 31, 2012	December 31, 2011	Liabilities:	March 31, 2012	December 31, 2011
Cash and cash equivalents	$11	$10	Short-term borrowings	$93	$104
Accounts receivable	380	525	Trade accounts payable	1	1
Property, plant and equipment	135	132	Other current liabilities	10	9
Other assets, including $2 million of current assets in both periods	7	6
Total assets	$533	$673	Total liabilities	$104	$114

The assets of our consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIEs do not have recourse to our general credit.

3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides the goodwill balances at March 31, 2012 and December 31, 2011. There were no changes to the goodwill balances in the three months ended March 31, 2012. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,322
Accumulated impairment charges	(12,170)
Balance at March 31, 2012 and December 31, 2011	$6,152

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	March 31, 2012			December 31, 2011
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$353	$110	$463	$344	$119
Favorable purchase and sales contracts	548	296	252	548	288	260
Capitalized in-service software	234	85	149	241	79	162
Environmental allowances and credits	588	383	205	582	375	207
Mining development costs	154	61	93	140	55	85
Total intangible assets subject to amortization	$1,987	$1,178	809	$1,974	$1,141	833
Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			38			38
Total intangible assets			$1,802			$1,826

Amortization expense related to intangible assets (including income statement line item) consisted of:

		Three Months Ended March 31,
Identifiable Intangible Asset	Income Statement Line	2012	2011
Retail customer relationship	Depreciation and amortization	$9	$13
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	8	9
Capitalized in-service software	Depreciation and amortization	6	7
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	5	21
Mining development costs	Depreciation and amortization	6	2
Total amortization expense		$34	$52

Estimated Amortization of Intangible Assets – The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Amortization Expense
2012	$126
2013	$118
2014	$101
2015	$91
2016	$74

4. TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

TCEH participates in an accounts receivable securitization program with financial institutions (the funding entities). Under the program, TXU Energy (originator) sells trade accounts receivable to TXU Receivables Company, which is an entity created for the special purpose of purchasing receivables from the originator and is a wholly-owned, bankruptcy-remote, direct subsidiary of EFH Corp. We consolidate TXU Receivables Company in accordance with consolidation accounting standards as discussed in Note 2. TXU Receivables Company sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. In accordance with accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances, and the related funding amounts are reported as short-term borrowings.

The maximum funding amount currently available under the program is $350 million. Program funding decreased from $104 million at December 31, 2011 to $93 million at March 31, 2012. Under the terms of the program, available funding at March 31, 2012 was reduced by $40 million of customer deposits held by the originator because TCEH's credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued a subordinated note payable to the originator for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originator that was funded by the sale of the undivided interests. The subordinated note issued by TXU Receivables Company is subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated note payable, which is eliminated in consolidation, totaled $287 million and $420 million at March 31, 2012 and December 31, 2011, respectively.

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

Program fee amounts were as follows:

	Three Months Ended March 31,
	2012	2011
Program fees	$2	$2
Program fees as a percentage of average funding (annualized)	7.1%	6.8%

Activities of TXU Receivables Company were as follows:

	Three Months Ended March 31,
	2012	2011
Cash collections on accounts receivable	$1,100	$1,334
Face amount of new receivables purchased	(956)	(1,237)
Discount from face amount of purchased receivables	3	3
Program fees paid to funding entities	(2)	(2)
Servicing fees paid to Service Co. for recordkeeping and collection services	(1)	(1)
Decrease in subordinated notes payable	(133)	(102)
Cash flows used by (provided to) originator under the program	$11	$(5)

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days outstanding ratio exceed stated thresholds, and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Receivables Company or Service Co. defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than Service Co., any parent guarantor of the originator or the originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. At March 31, 2012, there were no such events of termination.

If the program was terminated, TCEH's liquidity would be reduced because collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. We expect that the level of cash flows would normalize in approximately 16 to 30 days.

Trade Accounts Receivable

	March 31, 2012	December 31, 2011
Wholesale and retail trade accounts receivable, including $380 and $524 in pledged retail receivables	$594	$787
Allowance for uncollectible accounts	(20)	(27)
Trade accounts receivable — reported in balance sheet	$574	$760

Gross trade accounts receivable at March 31, 2012 and December 31, 2011 included unbilled revenues of $196 million and $269 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2012	2011
Allowance for uncollectible accounts receivable at beginning of period	$27	$64
Increase for bad debt expense	5	14
Decrease for account write-offs	(12)	(21)
Reversal of reserve related to counterparty bankruptcy (Note 13)	—	(26)
Allowance for uncollectible accounts receivable at end of period	$20	$31

5. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At March 31, 2012, outstanding short-term borrowings totaled $93 million and consisted entirely of funding under the accounts receivable securitization program discussed in Note 4.

At December 31, 2011, outstanding short-term borrowings totaled $774 million, which included $670 million under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.46%, excluding certain customary fees, and $104 million under the accounts receivable securitization program.

Credit Facilities

Credit facilities with cash borrowing and/or letter of credit availability at March 31, 2012 are presented below. The facilities are all senior secured facilities of TCEH.

		March 31, 2012
Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Revolving Credit Facility (a)	October 2013	$645	$—	$—	$645
TCEH Revolving Credit Facility (a)	October 2016	1,409	—	—	1,409
TCEH Letter of Credit Facility (b)	October 2017	1,062	—	1,062	—
Subtotal TCEH		$3,116	$—	$1,062	$2,054
TCEH Commodity Collateral Posting Facility (c)	December 2012	Unlimited	$—	$—	Unlimited
___________

(a)
Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. At March 31, 2012, borrowings under the facility maturing October 2013 bear interest at LIBOR plus 3.50%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility. At March 31, 2012, borrowings under the facility maturing October 2016 bear interest at LIBOR plus 4.50%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 1.00% of the average daily unused portion of the facility.

(b)
Facility, $42 million of which matures in October 2014, used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit and are classified as long-term debt. At March 31, 2012, the restricted cash totaled $947 million, after reduction for a $115 million letter of credit drawn in 2009 related to an office building financing. Letters of credit totaling $749 million issued at March 31, 2012 are supported by the restricted cash, which can support an additional $198 million of letters of credit.

(c)
Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 50 million MMBtu at March 31, 2012. At March 31, 2012, there were no borrowings under this facility.

Long-Term Debt

At March 31, 2012 and December 31, 2011, long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
TCEH
Senior Secured Facilities:
3.743% TCEH Term Loan Facilities maturing October 10, 2014 (a)(b)(c)	$3,809	$3,809
3.741% TCEH Letter of Credit Facility maturing October 10, 2014 (b)	42	42
0.192% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (d)	—	—
4.743% TCEH Term Loan Facilities maturing October 10, 2017 (a)(b)(c)	15,370	15,370
4.741% TCEH Letter of Credit Facility maturing October 10, 2017 (b)	1,020	1,020
11.5% Senior Secured Notes due October 1, 2020	1,750	1,750
15% Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (c)	2,046	2,046
10.25% Fixed Senior Notes due November 1, 2015, Series B (c)	1,442	1,442
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,568	1,568
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
6.75% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (e)	16	16
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
0.180% Floating Series 2001D-2 due May 1, 2033 (f)	97	97
0.186% Floating Taxable Series 2001I due December 1, 2036 (g)	62	62
0.180% Floating Series 2002A due May 1, 2037 (f)	45	45
6.75% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (e)	44	44
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (e)	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (h)	(117)	(120)
Other:
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015	14	28
7% Fixed Senior Notes due March 15, 2013	5	5
Capital leases	73	63
Other	3	3
Unamortized discount	(11)	(11)
Unamortized fair value discount (h)	(1)	(1)
Total TCEH	29,704	29,705

	March 31, 2012	December 31, 2011
EFCH (parent entity)
9.58% Fixed Notes due in annual installments through December 4, 2019	41	41
8.254% Fixed Notes due in quarterly installments through December 31, 2021	43	43
1.347% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (b)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (h)	(8)	(8)
Subtotal	85	85
EFH Corp. debt pushed down (i)
10.875% Fixed Senior Notes due November 1, 2017	98	98
11.25 / 12.00% Senior Toggle Notes due November 1, 2017	218	218
9.75% Fixed Senior Secured First Lien Notes due October 15, 2019	58	58
10% Fixed Senior Secured First Lien Notes due January 15, 2020	330	330
Unamortized premium	3	3
Subtotal — EFH Corp. debt pushed down	707	707
Total EFCH (parent entity)	792	792
Total EFCH consolidated	30,496	30,497
Less amount due currently	(41)	(39)
Less amount held by affiliates (Note 12)	(382)	(382)
Total long-term debt	$30,073	$30,076
____________

(a)	Interest rate swapped to fixed on $18.57 billion principal amount of maturities through October 2014 and up to an aggregate $12.6 billion principal amount from October 2014 through October 2017.

(b)	Interest rates in effect at March 31, 2012.

(c)	As discussed below and in Note 12, principal amounts of notes/term loans totaling $382 million at both March 31, 2012 and December 31, 2011 were held by EFH Corp. and EFIH.

(d)	Interest rate in effect at March 31, 2012, excluding a quarterly maintenance fee of $11 million. See "Credit Facilities" above for more information.

(e)
These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(f)	Interest rates in effect at March 31, 2012. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.

(g)	Interest rate in effect at March 31, 2012. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.

(h)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(i)
Represents 50% of the principal amount of these EFH Corp. securities guaranteed by, and pushed down to (pushed-down debt), EFCH (parent entity) per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

Debt Repayments

Repayments of long-term debt in the three months ended March 31, 2012 totaled $18 million and consisted of $14 million of payments of principal at scheduled maturity dates and $4 million of contractual payments under capitalized lease obligations. In addition, short-term borrowings of $670 million under the TCEH Revolving Credit Facility were repaid.

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

The amount reflected on our balance sheet as pushed down debt ($707 million at both March 31, 2012 and December 31, 2011, as shown in the long-term debt table above) represents 50% of the principal amount (plus unamortized premium) of the EFH Corp. Merger-related debt guaranteed by EFCH (parent entity). This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH (parent entity) and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp. (see Note 7).

The tables below present, at March 31, 2012 and December 31, 2011, an analysis of the total outstanding principal amount of EFH Corp. debt that EFCH (parent entity) and EFIH have guaranteed (fully and unconditionally on a joint and several basis), as (i) amounts that EFIH held as an investment, (ii) amounts held by nonaffiliates subject to push down to our balance sheet and (iii) amounts held by nonaffiliates that are not Merger-related. The EFCH (parent entity) guarantee of the EFH Corp. debt is not secured, and the EFIH guarantee of the EFH Corp. Senior Notes is not secured. The EFIH guarantees of the EFH Corp. 10% and 9.75% Notes are secured on an equal and ratable basis by EFIH's pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (the EFIH Collateral).

March 31, 2012
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$661	$400	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,784	438	—	3,222
Subtotal	$4,375	$1,410	$400	6,185
EFH Corp. P&I and SG&A demand notes payable to TCEH (Note 12)				671
Total				$6,856

December 31, 2011
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$661	$400	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,784	438	—	3,222
Subtotal	$4,375	$1,410	$400	6,185
EFH Corp. P&I and SG&A demand notes payable to TCEH (Note 12)				1,592
Total				$7,777

Information Regarding Other Significant Outstanding Debt

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities totaled $20.241 billion at March 31, 2012 and consisted of:

•	$3.809 billion of TCEH Term Loan Facilities maturing in October 2014 with interest payable at LIBOR plus 3.50%;

•	$15.370 billion of TCEH Term Loan Facilities maturing in October 2017 with interest payable at LIBOR plus 4.50%;

•	$42 million of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2014 with interest payable at LIBOR plus 3.50% (see discussion under "Credit Facilities" above), and

•	$1.020 billion of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2017 with interest payable at LIBOR plus 4.50% (see discussion under "Credit Facilities" above).

There were no borrowings under the TCEH Revolving Credit Facility at March 31, 2012. Amounts borrowed under the facility may be reborrowed from time to time until October 2013 with respect to $645 million of commitments and until October 2016 with respect to $1.409 billion of commitments. The TCEH Commodity Collateral Posting Facility, under which there were no borrowings at March 31, 2012, will mature in December 2012.

Each of the loans described above that matures in 2016 or 2017 includes a "springing maturity" provision pursuant to which (i) in the event that more than $500 million aggregate principal amount of the TCEH 10.25% Notes due in 2015 (other than notes held by EFH Corp. or its controlled affiliates at March 31, 2011 to the extent held at the determination date as defined in the Credit Agreement) or more than $150 million aggregate principal amount of the TCEH Toggle Notes due in 2016 (other than notes held by EFH Corp. or its controlled affiliates at March 31, 2011 to the extent held as of the determination date as defined in the Credit Agreement), as applicable, remain outstanding as of 91 days prior to the maturity date of the applicable notes and (ii) TCEH's total debt to Adjusted EBITDA ratio (as defined in the TCEH Senior Secured Facilities) is greater than 6.00 to 1.00 at the applicable determination date, then the maturity date of the extended loans will automatically change to 90 days prior to the maturity date of the applicable notes.

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

TCEH 11.5% Senior Secured Notes — At March 31, 2012, the principal amount of the TCEH 11.5% Senior Secured Notes totaled $1.750 billion. The notes mature in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, at a fixed rate of 11.5% per annum. The notes are unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

The notes were issued in a private placement and are not registered under the Securities Act of 1933, as amended. The notes are (i) senior obligations and rank equally in right of payment with all senior indebtedness of TCEH, (ii) senior in right of payment to all existing or future unsecured and second-priority secured debt of TCEH to the extent of the value of the TCEH Collateral and (iii) senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to all secured obligations of TCEH that are secured by assets other than the TCEH Collateral, to the extent of the value of the assets securing such obligations.

TCEH 15% Senior Secured Second Lien Notes (including Series B) — At March 31, 2012, the principal amount of the TCEH 15% Senior Secured Second Lien Notes totaled $1.571 billion. These notes mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum. The notes are unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Credit Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Credit Facilities on a first-priority basis, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

The notes are senior obligations of the issuer and rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH's obligations under the TCEH Senior Secured Credit Facilities, the TCEH Senior Secured Notes and TCEH's commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral, and to all secured obligations of TCEH that are secured by assets other than the TCEH Collateral, to the extent of the value of the assets securing such obligations.

TCEH 10.25% Senior Notes (including Series B) and 10.50/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — At March 31, 2012, the principal amount of the TCEH Senior Notes totaled $5.056 billion, including $363 million aggregate principal amount held by EFH Corp. and EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, EFCH (which owns 100% of TCEH), and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes mature in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The TCEH Toggle Notes mature in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest. For any interest period until November 2012, TCEH may elect to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once TCEH makes a PIK election, which it did effective with the May 2009 interest payment, the election is valid for each succeeding interest payment period until TCEH revokes the election.

TCEH Interest Rate Swap Transactions

TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at March 31, 2012, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

Fixed Rates	Expiration Dates	Notional Amount
5.5% — 9.3%	October 2012 through October 2014	$18.57 billion (a)
6.8% — 9.0%	October 2015 through October 2017	$12.60 billion (b)
___________

(a)
Swaps related to an aggregate $1.1 billion principal amount of debt expired in 2012. Per the terms of the transactions, the nominal amount of swaps entered into in 2011 grew by $1.02 billion, substantially offsetting the expired swaps.

(b)	These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 and the remainder in October 2017.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at March 31, 2012 totaled $18.57 billion notional amount, an increase of $0.8 billion from December 31, 2011 reflecting new and expired swaps. The basis swaps relate to debt outstanding through 2014.

The interest rate swap counterparties are secured on an equal and ratable basis by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities.

The interest rate swaps have resulted in net losses reported in interest expense and related charges as follows:

	Three Months Ended March 31,
	2012	2011
Realized net loss	$(168)	$(161)
Unrealized net gain	110	142
Total	$(58)	$(19)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $2.121 billion and $2.231 billion at March 31, 2012 and December 31, 2011, respectively, of which $72 million and $76 million (both pre-tax), respectively, were reported in accumulated other comprehensive income.

6. COMMITMENTS AND CONTINGENCIES

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. See Note 5 for discussion of guarantees and security for certain of our debt and EFCH guarantees of certain EFH Corp. debt.

Letters of Credit

At March 31, 2012, TCEH had outstanding letters of credit under its credit facilities totaling $749 million as follows:

•	$338 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•
$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$71 million to support TCEH's REP's financial requirements with the PUCT, and

•	$132 million for miscellaneous credit support requirements.

Litigation Related to Generation Facilities

In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC's (Oak Grove) (a wholly-owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs seek a reversal of the TCEQ's order and a remand back to the TCEQ for further proceedings. In addition to this administrative appeal, in November 2010, two other petitions were filed in Travis County, Texas District Court by Sustainable Energy and Economic Development Coalition and Paul and Lisa Rolke, respectively, who were non-parties to the administrative hearing before the State Office of Administrative Hearings, challenging the TCEQ's decision to renew and amend Oak Grove's TPDES permit and asking the District Court to remand the matter to the TCEQ for further proceedings. In January 2012, the court dismissed the petition filed by Paul and Lisa Rolke, and in March 2012, the court denied the Rolkes' motion for a new trial. Although we cannot predict the outcome of these proceedings, we believe that the renewal and amendment of the Oak Grove TPDES permit by the TCEQ were in accordance with applicable law. There can be no assurance that the outcome of these matters would not result in a material impact on our results of operations, liquidity or financial condition.

In January 2012, the Sierra Club filed a petition in Travis County, Texas District Court challenging the TCEQ's decision to issue permit amendments imposing limits on emissions during planned startup, shutdown and maintenance activities at Luminant's Big Brown, Monticello, Martin Lake and Sandow Unit 4 generation facilities. Although we cannot predict the outcome of this proceeding, we believe that the permit amendments are in accordance with applicable law. There can be no assurance that the outcome of this matter would not result in a material impact on our results of operations, liquidity or financial condition.

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly-owned subsidiary of TCEH) for alleged violations of the Clean Air Act (CAA) at Luminant's Martin Lake generation facility. While we are unable to estimate any possible loss or predict the outcome of the litigation, we believe that the Sierra Club's claims are without merit, and we intend to vigorously defend this litigation. The litigation is currently stayed by the court. In addition, in February 2010, the Sierra Club informed Luminant that it may sue Luminant for allegedly violating CAA provisions in connection with Luminant's Big Brown generation facility. Subsequently, in December 2010, the Sierra Club informed Luminant that it may sue Luminant for allegedly violating CAA provisions in connection with Luminant's Monticello generation facility. In October 2011, the Sierra Club again informed Luminant that it may sue Luminant for allegedly violating CAA provisions in connection with Luminant's Big Brown and Monticello generation facilities. We cannot predict whether the Sierra Club will actually file suit or the outcome of any resulting proceedings.

See below for discussion of the pending legal challenge of the CSAPR and our motion to stay the effective date of the CSAPR, in each case as applied to Texas.

Regulatory Reviews

In June 2008, the EPA issued an initial request for information to TCEH under the EPA's authority under Section 114 of CAA. The stated purpose of the request is to obtain information necessary to determine compliance with the CAA, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement. We are cooperating with the EPA and responding in good faith to the EPA's request, but we are unable to predict the outcome of this matter.

Cross-State Air Pollution Rule (CSAPR)

In July 2011, the EPA issued the CSAPR, compliance with which would require significant additional reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions from our fossil-fueled generation units. In August 2011, we petitioned the EPA to reconsider and stay the effectiveness of the CSAPR, in each case as applied to Texas. In September 2011, we filed a petition for review in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) challenging the CSAPR as it applies to Texas. In that legal proceeding, we also filed a motion to stay the effective date of the CSAPR as applied to Texas. In the absence of a stay, the CSAPR would have caused us to, among other actions, idle two lignite/coal-fueled generation units and cease certain lignite mining operations by the end of 2011.

In December 2011, the D.C. Circuit Court granted our motion and all other motions for a judicial stay of the CSAPR in its entirety, including as applied to Texas. The D.C. Circuit Court's order does not invalidate the CSAPR but stays the implementation of its emissions reduction programs until a final ruling regarding the CSAPR's validity is issued by the D.C. Circuit Court. The D.C. Circuit Court's order states that the EPA is expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the court's resolution of the petitions for review. Oral argument on the petitions was held on April 13, 2012. We cannot predict when or how the D.C. Circuit Court will rule on the petitions.

In February 2012, the EPA released a final rule (Final Revisions) and a direct-to-final rule (Direct Final Rule) revising certain aspects of the CSAPR, including increases in the emissions budgets for Texas and our generation assets as compared to the July 2011 version of the rule. As compared to the proposed revisions to the CSAPR issued by the EPA in October 2011, these recent rules finalize emissions budgets for our generation assets that are approximately 6% lower for SO2, 3% higher for annual NOx and 2% higher for seasonal NOx. Simultaneous with the release of the Direct Final Rule, the EPA issued a proposed rule (Parallel Rule) that is identical to the Direct Final Rule and would replace the Direct Final Rule if the EPA receives significant adverse comments and withdraws the Direct Final Rule. In March 2012, we submitted comments to the EPA on the Parallel Rule requesting the EPA to make additional corrections to the CSAPR's budgets for Texas. If the EPA receives no significant adverse comments, the Direct Final Rule would become effective on May 21, 2012. Because the CSAPR is currently stayed by the D.C. Circuit Court, the Final Revisions and the Direct Final Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. In April 2012, we filed in the D.C. Circuit Court petitions for review of the Final Revisions and the Direct Final Rule on the ground, among others, that the rules do not include all of the budget corrections we requested from the EPA. On April 20, 2012, the EPA posted on its website a statement indicating its intent to withdraw the Direct Final Rule based on its receipt of significant adverse comments. As of the date of this Form 10-Q, the EPA has not withdrawn the Direct Final Rule. If the EPA withdraws the Direct Final Rule, we intend to withdraw our petition for review of the Direct Final Rule. We cannot predict whether, when, or in what form the CSAPR, the Final Revisions, the Direct Final Rule or the Parallel Rule will take effect.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

7. EQUITY

Dividend Restrictions

While EFCH has no contractual dividend restrictions, the TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash dividend on their common stock unless at the time, and after giving effect to such distribution, TCEH's consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. At March 31, 2012, the ratio was 8.3 to 1.0.

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

Noncontrolling Interests

As discussed in Note 2, we consolidate a joint venture formed in 2009 for the purpose of developing two new nuclear generation units, which results in a noncontrolling interests component of equity. Net loss attributable to the noncontrolling interests was immaterial in the three months ended March 31, 2012 and 2011.

Equity

The following table presents the changes to equity in the three months ended March 31, 2012:

	EFCH Shareholder's Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$7,351	$(15,121)	$(49)	$103	$(7,716)
Net loss	—	(253)	—	—	(253)
Effect of stock-based incentive compensation plans	2	—	—	—	2
Net effect of cash flow hedges	—	—	3	—	3
Investment by noncontrolling interests	—	—	—	2	2
Effect of debt push-down from EFH Corp. (a)	12	—	—	—	12
Balance at March 31, 2012	$7,365	$(15,374)	$(46)	$105	$(7,950)
 _______________

(a)	Represents the interest and income tax effects of debt pushed down from EFH Corp. (Note 5).

The following table presents the changes to equity in the three months ended March 31, 2011:

	EFCH Shareholder's Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$7,151	$(13,319)	$(68)	$87	$(6,149)
Net loss	—	(315)	—	—	(315)
Effect of stock-based incentive compensation plans	1	—	—	—	1
Net effect of cash flow hedges	—	—	7	—	7
Investment by noncontrolling interests	—	—	—	6	6
Effect of debt push-down from EFH Corp. (a)	8	—	—	—	8
Balance at March 31, 2011	$7,160	$(13,634)	$(61)	$93	$(6,442)
 _______________

(a)	Represents the interest and income tax effects of debt pushed down from EFH Corp. (Note 5).

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

•
Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. We use the most meaningful information available from the market combined with internally developed valuation methodologies to develop our best estimate of fair value. For example, our Level 3 assets and liabilities include certain derivatives whose values are derived from pricing models that utilize multiple inputs to the valuations, including inputs that are not observable or easily corroborated through other means. See further discussion below.

Our valuation policies and procedures are developed, maintained and validated by an EFH Corp. centralized risk management group that reports to the EFH Corp. Chief Financial Officer, who also functions as the Chief Risk Officer. Risk management functions include valuation model validation, risk analytics, risk control, credit risk management and risk reporting.

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

In utilizing broker quotes, we attempt to obtain multiple quotes from brokers that are active in the commodity markets in which we participate (and require at least one quote from two brokers to determine a pricing input as observable); however, not all pricing inputs are quoted by brokers. The number of broker quotes received for certain pricing inputs varies depending on the depth of the trading market, each individual broker's publication policy, recent trading volume trends and various other factors. In addition, for valuation of interest rate swaps, we use a combination of dealer provided market valuations (generally non-binding) and standard rate swap valuation models utilizing month-end interest rate curves.

Certain derivatives and financial instruments are valued utilizing option pricing models that take into consideration multiple inputs including commodity prices, volatility factors, discount rates and other inputs. Additionally, when there is not a sufficient amount of observable market data, valuation models are developed that incorporate proprietary views of market factors. Significant unobservable inputs used to develop the valuation models include volatility curves, correlation curves, illiquid pricing locations and credit/non-performance risk assumptions. Those valuation models are generally used in developing long-term forward price curves for certain commodities. We believe the development of such curves is consistent with industry practice; however, the fair value measurements resulting from such curves are classified as Level 3.

The significant unobservable inputs and valuation models are developed by employees trained and experienced in market operations and fair value measurement and validated by the company's risk management group, which also further analyzes any significant changes in Level 3 measurements. Significant changes in the unobservable inputs could result in significant upward or downward changes in the fair value measurement.

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

At March 31, 2012, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$502	$3,894	$118	$13	$4,527
Nuclear decommissioning trust – equity securities (c)	238	139	—	—	377
Nuclear decommissioning trust – debt securities (c)	—	246	—	—	246
Total assets	$740	$4,279	$118	$13	$5,150
Liabilities:
Commodity contracts	$532	$822	$123	$13	$1,490
Interest rate swaps	—	2,121	—	—	2,121
Total liabilities	$532	$2,943	$123	$13	$3,611
 _______________

(a)
Level 3 assets and liabilities consist primarily of a wind generation purchase contract, physical power call options, congestion revenue rights transactions as discussed below and ancillary service agreements, each due to unobservable inputs in the valuation.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the balance sheet.

(c)	The nuclear decommissioning trust investment is included in the investments line on the balance sheet. See Note 13.

At December 31, 2011, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$395	$3,915	$124	$1	$4,435
Nuclear decommissioning trust – equity securities (c)	208	124	—	—	332
Nuclear decommissioning trust – debt securities (c)	—	242	—	—	242
Total assets	$603	$4,281	$124	$1	$5,009
Liabilities:
Commodity contracts	$446	$727	$71	$1	$1,245
Interest rate swaps	—	2,231	—	—	2,231
Total liabilities	$446	$2,958	$71	$1	$3,476
 _______________

(a)
Level 3 assets and liabilities consist primarily of a wind generation purchase contract, certain natural gas positions (collars) in the natural gas price hedging program, physical power call options and congestion revenue rights transactions, each due to unobservable inputs in the valuation.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the balance sheet.

(c)	The nuclear decommissioning trust investment is included in the investments line on the balance sheet. See Note 13.

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

Commodity contracts consist primarily of natural gas, electricity, fuel oil, uranium and coal derivative instruments entered into for hedging purposes and include physical contracts that have not been designated "normal" purchases or sales. See Note 10 for further discussion regarding the company's use of derivative instruments.

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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy in the three months ended March 31, 2012 and 2011. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 in the three months ended March 31, 2012 and 2011.

The following table presents the fair value of the Level 3 assets and liabilities by major contract type (all related to commodity contracts) and the significant unobservable inputs used in the valuations at March 31, 2012:

	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$6	$(28)	$(22)	Valuation Model	Volumes (c)	0.5 to 0.6 Terawatt-hours
					Illiquid pricing locations (d)	$25 to $35/MWh
					Probability of default (e)	0% to 30%
					Recovery rate (f)	0% to 40%

Electricity spread options	$76	$(21)	$55	Option Pricing Model	Gas to power correlation (g)	45% to 95%
					Power volatility (h)	10% to 30%

Electricity congestion revenue rights	$30	$(4)	$26	Market Approach (i)	Illiquid price differences between settlement points (j)	$(0.10) to $1.60

Coal purchases	$—	$(56)	$(56)	Market Approach (i)	Illiquid price variances between mines (k)	$0.00 to $1.00
					Probability of default (e)	5% to 40%
					Recovery rate (f)	0% to 40%

Other	$6	$(14)	$(8)

Total	$118	$(123)	$(5)
____________

(a)
Electricity purchase and sales contracts include wind generation agreements and hedging transactions in the ERCOT west region. Electricity spread options consist of physical electricity call options. Electricity congestion revenue rights contracts consist of forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points within ERCOT. Coal purchase contracts relate to western (Powder River Basin) coal.

(b)	The ranges provided cover the inputs over the span of all transactions within a contract type. The range of the inputs may be influenced by factors such as time of day, delivery period, and season.

(c)	Based on the historical average annual range of wind generation.

(d)	Based on the historical range of forward average monthly ERCOT West Hub prices.

(e)	Estimate of the range of probabilities of default based on history and the length of the contract as well as our and counterparty credit ratings.

(f)	Estimate of the default recovery rate based on historical corporate rates.

(g)	Estimate of the historical range based on forward natural gas and on-peak power prices for the ERCOT hubs most relevant to our spread options.

(h)	Based on historical forward price changes.

(i)
While we use the market approach, there is either insufficient market data to consider the valuation liquid or the significance of credit reserves or non-performance risk adjustments results in a Level 3 designation.

(j)	Based on the historical price differences between settlement points in ERCOT North Hub.

(k)	Based on the historical range of price variances between mine locations.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) in the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$53	$342
Total realized and unrealized losses included in net loss	(69)	(18)
Purchases, issuances and settlements (a):
Purchases	8	10
Issuances	(8)	(1)
Settlements	20	16
Transfers into Level 3 (b)	(7)	—
Transfers out of Level 3 (b)	(2)	(345)
Net change (c)	(58)	(338)
Balance at end of period	$(5)	$4
Net change in unrealized gains (losses) included in net loss relating to instruments held at end of period	(65)	7
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. Transfers out during 2012 reflect increased observability of pricing related to certain congestion revenue rights. Transfers in during 2012 were driven by an increase in the amount/significance of nonperformance risk adjustments related to a coal purchase contract. Transfers out during 2011 were driven by the effect of an increase in option market trading activity on our natural gas collars for 2014.

(c)
Substantially all changes in values of commodity contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities. Activity excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

9. FAIR VALUE OF NONDERIVATIVE FINANCIAL INSTRUMENTS

The carrying amounts and related estimated fair values of significant nonderivative financial instruments attributable to EFCH (including pushed down debt) at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
On balance sheet liabilities:
Long-term debt (including current maturities) (b)	$30,423	$15,298	$30,434	$18,740
______________

(a)
Fair value determined in accordance with accounting standards related to the determination of fair value as discussed in Note 8, and at March 31, 2012 represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values, which are validated through subscription services such as Bloomberg where relevant.

(b)	Excludes capital leases.

See Notes 8 and 10 for discussion of accounting for financial instruments that are derivatives.

10. COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage commodity price risk and interest rate risk exposure. Our principal activities involving derivatives consist of a commodity hedging program and the hedging of interest costs on our long-term debt. See Note 8 for a discussion of the fair value of all derivatives.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets at March 31, 2012 and December 31, 2011:

March 31, 2012
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$3,019	$—	$8	$—	$3,027
Noncurrent assets	1,500	—	—	—	1,500
Current liabilities	(1)	—	(1,352)	(561)	(1,914)
Noncurrent liabilities	(4)	—	(133)	(1,560)	(1,697)
Net assets (liabilities)	$4,514	$—	$(1,477)	$(2,121)	$916

December 31, 2011
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,883	$—	$—	$—	$2,883
Noncurrent assets	1,552	—	—	—	1,552
Current liabilities	(1)	—	(1,162)	(621)	(1,784)
Noncurrent liabilities	—	—	(82)	(1,610)	(1,692)
Net assets (liabilities)	$4,434	$—	$(1,244)	$(2,231)	$959

At March 31, 2012 and December 31, 2011, there were no derivative positions accounted for as cash flow or fair value hedges.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet and totaled $1.029 billion and $1.006 billion in net liabilities at March 31, 2012 and December 31, 2011, respectively. Reported amounts as presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because we may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

The following table presents the pre-tax effect on net income of derivatives not under hedge accounting, including realized and unrealized effects:

	Three Months Ended March 31,
Derivative (income statement presentation)	2012	2011
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$358	$(18)
Interest rate swaps (Interest expense and related charges) (b)	(58)	(19)
Net gain (loss)	$300	$(37)
_______________

(a)
Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

(b)	Includes amounts reported as unrealized mark-to-market net gain (loss) as well as the net effect on interest paid/accrued, both reported in "Interest Expense and Related Charges" (see Note 13).

The following table presents the pre-tax effect on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges. There were no amounts recognized in OCI in the three months ended March 31, 2012 or 2011.

Derivative type (income statement presentation of loss reclassified	Three Months Ended March 31,
from accumulated OCI into income)	2012	2011
Interest rate swaps (interest expense and related charges)	$(3)	$(10)
Interest rate swaps (depreciation and amortization)	(1)	(1)
Total	$(4)	$(11)

There were no transactions designated as cash flow hedges during the three months ended March 31, 2012 or 2011.

Accumulated other comprehensive income related to cash flow hedges at March 31, 2012 and December 31, 2011 totaled $46 million and $49 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. We expect that $6 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at March 31, 2012 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Derivative Volumes — The following table presents the gross notional amounts of derivative volumes at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed	$31,172	$31,255	Million US dollars
Basis (a)	$18,567	$19,167	Million US dollars
Natural gas:
Natural gas price hedge forward sales and purchases (b)	1,366	1,602	Million MMBtu
Locational basis swaps	781	728	Million MMBtu
All other	1,303	841	Million MMBtu
Electricity	113,434	105,673	GWh
Congestion Revenue Rights (c)	115,015	142,301	GWh
Coal	19	23	Million tons
Fuel oil	37	51	Million gallons
Uranium	705	480	Thousand pounds
_______________

(a)	The December 31, 2011 amount includes $1.417 billion notional amount of swaps entered into but not effective until February 2012.

(b)
Represents gross notional forward sales, purchases and options transactions in the natural gas price hedging program. The net amount of these transactions was approximately 630 million MMBtu and 700 million MMBtu at March 31, 2012 and December 31, 2011, respectively.

(c)	Represents gross forward purchases associated with instruments used to hedge price differences between settlement points in the nodal wholesale market design in ERCOT.

Credit Risk-Related Contingent Features of Derivatives

The agreements that govern our derivative instrument transactions may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of those agreements require the posting of collateral if our credit rating is downgraded by one or more credit rating agencies; however, due to our credit ratings being below investment grade, substantially all of such collateral posting requirements are already effective.

At March 31, 2012 and December 31, 2011, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $445 million and $364 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $97 million and $78 million at March 31, 2012 and December 31, 2011, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, at March 31, 2012 and December 31, 2011, the remaining related liquidity requirement would have totaled $17 million and $7 million, respectively, after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. At March 31, 2012 and December 31, 2011, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $2.567 billion and $2.651 billion, respectively, before consideration of the amount of assets subject to the liens. No cash collateral or letters of credit were posted with these counterparties at March 31, 2012 or December 31, 2011 to reduce the liquidity exposure. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered at March 31, 2012 and December 31, 2011, the remaining related liquidity requirement after reduction for derivative assets under netting arrangements but before consideration of the amount of assets subject to the liens would have totaled $996 million and $1.160 billion, respectively. See Note 5 for a description of other obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $3.012 billion and $3.015 billion at March 31, 2012 and December 31, 2011, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. At March 31, 2012, total credit risk exposure to all counterparties related to derivative contracts totaled $4.739 billion (including associated accounts receivable). The net exposure to those counterparties totaled $656 million at March 31, 2012 after taking into effect master netting arrangements, setoff provisions and collateral. The net exposure assuming setoff provisions in the event of default across all EFH Corp. consolidated subsidiaries totaled $432 million. At March 31, 2012, the credit risk exposure to the banking and financial sector represented 92% of the total credit risk exposure, a significant amount of which is related to the natural gas price hedging program, and the largest net exposure to a single counterparty totaled $238 million. Taking into account setoff provisions in the event of a default across all EFH Corp. consolidated subsidiaries did not materially affect this counterparty exposure.

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

11. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

Our subsidiaries are participating employers in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. Our subsidiaries also participate with EFH Corp. and certain other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and OPEB costs applicable to us totaled $10 million and $13 million in the three months ended March 31, 2012 and 2011, respectively. Amounts allocated to us are settled with EFH Corp. in cash.

The discount rates reflected in net pension and OPEB costs in 2012 are 5.00% and 4.95%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2012 cost amounts are 7.4% and 6.8%, respectively.

12. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions:

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services totaled $227 million and $239 million in the three months ended March 31, 2012 and 2011, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at March 31, 2012 and December 31, 2011 reflect amounts due currently to Oncor totaling $120 million and $138 million, respectively, (included in trade accounts and other payables to affiliates) primarily related to these electricity delivery fees.

•
Oncor's bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor's incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, the balance sheet reflects a noninterest bearing note payable maturing in 2016 to Oncor of $169 million ($41 million current portion included in trade accounts and other payables to affiliates) and $179 million ($41 million current portion included in trade accounts and other payables to affiliates) at March 31, 2012 and December 31, 2011, respectively. TCEH's payments on the note totaled $10 million and $9 million in the three months ended March 31, 2012 and 2011, respectively.

•
TCEH reimburses Oncor for interest expense on Oncor's bankruptcy-remote financing subsidiary's securitization bonds. This interest expense, which is paid on a monthly basis, totaled $7 million and $8 million in the three months ended March 31, 2012 and 2011, respectively.

•
Notes receivable from EFH Corp. are payable to TCEH on demand and arise from cash loaned for debt principal and interest payments and other general corporate purposes of EFH Corp. At March 31, 2012 and December 31, 2011, the notes consisted of:

	March 31, 2012	December 31, 2011
Note related to debt principal and interest payments (P&I Note)	$438	$1,359
Note related to general corporate purposes (SG&A Note)	233	233
Total	$671	$1,592

The demand notes are guaranteed by EFIH and EFCH on an unsecured basis. In connection with the amendment to the TCEH Senior Secured Facilities discussed in Note 9 to Financial Statements in our 2011 Form 10-K, $770 million of the SG&A Note was repaid in April 2011. These demand notes have been pledged as collateral under the TCEH Senior Secured Facilities. In February 2012, $950 million of the P&I Note was repaid by EFH Corp. The repayment was funded by a debt issuance at EFIH in February 2012. The average daily balance of the notes totaled $1.109 billion and $1.930 billion in the three months ended March 31, 2012 and 2011, respectively. The notes carry interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income related to the notes totaled $15 million and $25 million in the three months ended March 31, 2012 and 2011, respectively. Because EFH Corp. has sufficient liquidity and the intent to repay the notes within the next 12 months, at March 31, 2012, the $671 million balance of demand notes receivable from EFH Corp. is reported as a current asset in the balance sheet.

•
TCEH had a demand note payable to EFH Corp. totaling $770 million for the period January to April 2011. The proceeds from the note were used to repay borrowings under the TCEH Revolving Credit Facility. The average daily balance of the note in the three months ended March 31, 2011 was $719 million. The note carried interest at a rate based on the one-month LIBOR rate plus 3.50%, and interest expense related to this note totaled $7 million in the three months ended March 31, 2011. In addition, EFCH has a demand note payable to EFH Corp., the proceeds from which were used to repay outstanding debt. The note totaled $60 million and $57 million at March 31, 2012 and December 31, 2011, respectively, and carried interest at a rate based on the one-month LIBOR rate plus 5%. Interest expense related to this note totaled $790 thousand and $540 thousand in the three months ended March 31, 2012 and 2011, respectively.

•
Receivables from affiliates are measured at historical cost and primarily consist of notes receivable for cash loaned to EFH Corp. for debt principal and interest payments and other general corporate purposes of EFH Corp. as discussed above. TCEH reviews economic conditions, counterparty credit scores and historical payment activity to assess the overall collectability of its affiliated receivables. There were no credit loss allowances at March 31, 2012 and December 31, 2011.

•
Our subsidiaries pay a subsidiary of EFH Corp. for information technology, financial, accounting and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $58 million and $49 million in the three months ended March 31, 2012 and 2011, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor and remitted monthly to TCEH, with the intent that the trust fund assets, reported in investments in TCEH's balance sheet, will be sufficient to fund the decommissioning liability reported in noncurrent liabilities in TCEH's balance sheet. The delivery fee surcharges remitted to TCEH totaled $4 million in both of the three month periods ended March 31, 2012 and 2011. Income and expenses associated with the trust fund and the decommissioning liability are offset by a net change in the intercompany receivable/payable between Oncor and TCEH, which in turn results in a change in Oncor's net regulatory asset/liability. At March 31, 2012 and December 31, 2011, the excess of the trust fund balance over the decommissioning liability resulted in a payable to Oncor totaling $269 million and $225 million, respectively, included in notes or other liabilities due affiliates in the balance sheet.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns that include our results; however, under a tax sharing agreement, our federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if we file our own corporate income tax return. As a result, we had income taxes payable to EFH Corp. of $76 million and $74 million at March 31, 2012 and December 31, 2011, respectively. We made no income tax payments to EFH Corp. in the three months ended March 31, 2012 and received net income tax refunds totaling $16 million in the three months ended March 31, 2011.

•
Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both March 31, 2012 and December 31, 2011, TCEH had posted letters of credit in the amount of $12 million for the benefit of Oncor.

•
Oncor and Texas Holdings agreed to the terms of a stipulation with major interested parties to resolve all outstanding issues in the PUCT review related to the Merger. As part of this stipulation, TCEH would be required to post a letter of credit in an amount equal to $170 million to secure its payment obligations to Oncor in the event, which has not occurred, two or more rating agencies downgrade Oncor's credit rating below investment grade.

•
In 2007, TCEH entered into the TCEH Senior Secured Facilities with syndicates of financial institutions and other lenders. These syndicates included affiliates of GS Capital Partners, which is a member of the Sponsor Group. Affiliates of each member of the Sponsor Group have from time to time engaged in commercial banking transactions with us and/or provided financial advisory services to us, in each case in the normal course of business.

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

•	As a result of debt repurchase and exchange transactions in 2009 through 2011, EFH Corp. and EFIH held as investments TCEH debt securities as follows (principal amounts):

	March 31, 2012	December 31, 2011
TCEH Senior Notes:
Held by EFH Corp.	$284	$284
Held by EFIH	79	79
TCEH Term Loan Facilities:
Held by EFH Corp.	19	19
Total	$382	$382

Interest expense on the notes totaled $10 million and $8 million in the three months ended March 31, 2012 and 2011, respectively.

See Notes 5 and 6 for guarantees and push-down of certain EFH Corp. debt and Note 11 for allocation of EFH Corp. pension and OPEB costs to us.

13. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income

	Three Months Ended March 31,
	2012	2011
Other income:
Insurance settlement	$2	$—
Settlement of counterparty bankruptcy claims (a)	—	21
Property damage claim	—	7
Franchise tax refund	—	6
Other	1	2
Total other income	$3	$36
____________

(a)
Represents net cash received as a result of the settlement of bankruptcy claims against a hedging/trading counterparty. A reserve of $26 million was established in 2008 related to amounts then due from the counterparty.

Interest Expense and Related Charges

	Three Months Ended March 31,
	2012	2011
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$647	$571
Interest related to pushed down debt	19	23
Accrued interest to be paid with additional toggle notes (Note 5)	44	40
Unrealized mark-to-market net gain on interest rate swaps	(110)	(142)
Amortization of interest rate swap losses at dedesignation of hedge accounting	3	10
Amortization of fair value debt discounts resulting from purchase accounting	3	4
Amortization of debt issuance costs and discounts	46	28
Capitalized interest	(9)	(8)
Total interest expense and related charges	$643	$526

Restricted Cash

	March 31, 2012		December 31, 2011
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH's Letter of Credit Facility (Note 5)	$—	$947	$—	$947
Amounts related to margin deposits held	114	—	129	—
Total restricted cash	$114	$947	$129	$947

Inventories by Major Category

	March 31, 2012	December 31, 2011
Materials and supplies	$182	$177
Fuel stock	213	203
Natural gas in storage	32	38
Total inventories	$427	$418

Investments

	March 31, 2012	December 31, 2011
Nuclear plant decommissioning trust	$623	$574
Assets related to employee benefit plans, including employee savings programs, net of distributions	10	10
Land	41	41
Miscellaneous other	4	4
Total other investments	$678	$629

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding change in receivables from/payables due to Oncor, reflecting changes in Oncor's regulatory asset/liability (see Note 12). A summary of investments in the fund follows:

	March 31, 2012
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$233	$14	$(1)	$246
Equity securities (c)	235	156	(14)	377
Total	$468	$170	$(15)	$623

	December 31, 2011
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$231	$13	$(2)	$242
Equity securities (c)	230	121	(19)	332
Total	$461	$134	$(21)	$574
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.30% and 4.38% and an average maturity of 6.0 years and 6.3 years at March 31, 2012 and December 31, 2011, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at March 31, 2012 mature as follows: $102 million in one to five years, $51 million in five to ten years and $93 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended March 31,
	2012	2011
Realized gains	$—	$—
Realized losses	$—	$(2)
Proceeds from sales of securities	$10	$734
Investments in securities	$(14)	$(738)

Property, Plant and Equipment

At March 31, 2012 and December 31, 2011, property, plant and equipment of $19.1 billion and $19.2 billion, respectively, is stated net of accumulated depreciation and amortization of $5.8 billion and $5.5 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, in the three months ended March 31, 2012:

	Nuclear Plant Decommissioning	Mining Land Reclamation and Other	Total
Liability at January 1, 2012	$348	$188	$536
Additions:
Accretion	5	9	14
Reductions:
Payments	—	(19)	(19)
Adjustment to reclamation costs	—	(2)	(2)
Liability at March 31, 2012	353	176	529
Less amounts due currently	—	(54)	(54)
Noncurrent liability at March 31, 2012	$353	$122	$475

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2012	December 31, 2011
Uncertain tax positions (including accrued interest)	$1,230	$1,220
Asset retirement and mining reclamation obligations	475	505
Unfavorable purchase and sales contracts	640	647
Retirement plan and other employee benefits	40	44
Other	10	8
Total other noncurrent liabilities and deferred credits	$2,395	$2,424

The conclusion of all issues contested by EFH Corp. with the US Internal Revenue Service (IRS) from the 1997 through 2002 audit, including Joint Committee review, could occur before the end of 2012. Upon such conclusion, we expect to reduce the liability for uncertain tax positions by approximately $85 million with an offsetting decrease in deferred tax assets that arose largely from previous payments of alternative minimum taxes. Other than these items, we do not expect the total amount of liabilities recorded related to uncertain tax positions will change significantly in the next 12 months.

Unfavorable Purchase and Sales Contracts – The amortization of unfavorable purchase and sales contracts totaled $7 million and $6 million in the three months ended March 31, 2012 and 2011, respectively. See Note 3 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2012	$27
2013	$26
2014	$25
2015	$25
2016	$25

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2012	2011
Cash payments (receipts) related to:
Interest paid (a)	$509	$397
Capitalized interest	$(9)	$(8)
Interest paid (net of capitalized interest) (a)	$500	$389
Income taxes	$—	$(16)
Noncash investing and financing activities:
Construction expenditures (b)	$84	$41
Parent's payment of interest on pushed-down debt accounted for as a contribution of capital (net of tax) (Note 7)	$12	$8
____________

(a)	Net of interest received on interest rate swaps.

(b)	Represents end-of-period accruals.

14. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

At March 31, 2012, TCEH and TCEH Finance, as Co-Issuers, had outstanding $5.056 billion aggregate principal amount of 10.25% Senior Notes Due 2015, 10.25% Senior Notes due 2015 Series B and Toggle Notes (collectively, the TCEH Senior Notes) and $1.571 billion aggregate principal amount of 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021 (Series B) (collectively, the TCEH Senior Secured Second Lien Notes). The TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes are unconditionally guaranteed by EFCH and by each subsidiary (all 100% owned by TCEH) that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes. The guarantees of the TCEH Senior Notes rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. The guarantees of the TCEH Senior Secured Second Lien Notes rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH's obligations under the TCEH Senior Secured Facilities, the TCEH Senior Secured Notes and TCEH's commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral (see Note 5). All other subsidiaries of EFCH, either direct or indirect, do not guarantee the TCEH Senior Notes or TCEH Senior Secured Second Lien Notes (collectively the Non-Guarantors). The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain certain restrictions, subject to certain exceptions, on EFCH's ability to pay dividends or make investments. See Note 7.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" in order to present the condensed consolidating statements of income and of cash flows of EFCH (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors in the three months ended March 31, 2012 and 2011 and the condensed consolidating balance sheets at March 31, 2012 and December 31, 2011 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, "Push Down Basis of Accounting Required in Certain Limited Circumstances," including the effects of the push down of $319 million of the EFH Corp. Senior Notes and $388 million of the EFH Corp. Senior Secured Notes to the Parent at both March 31, 2012 and December 31, 2011, and the TCEH Senior Notes, TCEH Senior Secured Notes, TCEH Senior Secured Second Lien Notes and TCEH Senior Secured Facilities to the Other Guarantors at March 31, 2012 and December 31, 2011. TCEH Finance's sole function is to be the co-issuer of the certain TCEH debt securities; therefore, it has no other independent assets, liabilities or operations (see Note 5).

EFCH (parent entity) received no dividends/distributions from its consolidated subsidiaries in the three months ended March 31, 2012 or 2011.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Income (Loss)
Three Months Ended March 31, 2012
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,222	$2	$(2)	$1,222
Fuel, purchased power costs and delivery fees	—	—	(628)	—	—	(628)
Net gain from commodity hedging and trading activities	—	346	22	—	—	368
Operating costs	—	—	(207)	—	—	(207)
Depreciation and amortization	—	—	(330)	—	—	(330)
Selling, general and administrative expenses	—	—	(156)	(2)	3	(155)
Franchise and revenue-based taxes	—	—	(19)	—	—	(19)
Other income	—	—	3	—	—	3
Other deductions	—	—	(2)	—	—	(2)
Interest income	—	76	176	—	(236)	16
Interest expense and related charges	(23)	(794)	(587)	—	761	(643)
Loss before income taxes	(23)	(372)	(506)	—	526	(375)
Income tax benefit	8	98	196	—	(180)	122
Equity earnings (losses) of subsidiaries	(238)	36	—	—	202	—
Net loss	(253)	(238)	(310)	—	548	(253)
Other comprehensive income	—	3	—	—	—	3
Comprehensive loss	$(253)	$(235)	$(310)	$—	$548	$(250)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Income (Loss)
Three Months Ended March 31, 2011
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,672	$3	$(3)	$1,672
Fuel, purchased power costs and delivery fees	—	—	(830)	—	—	(830)
Net gain (loss) from commodity hedging and trading activities	—	16	(110)	—	—	(94)
Operating costs	—	—	(216)	—	—	(216)
Depreciation and amortization	—	—	(362)	—	—	(362)
Selling, general and administrative expenses	—	—	(164)	(1)	3	(162)
Franchise and revenue-based taxes	—	—	(21)	—	—	(21)
Other income	6	(16)	46	—	—	36
Other deductions	—	—	(1)	—	—	(1)
Interest income	—	89	140	—	(202)	27
Interest expense and related charges	(27)	(631)	(486)	(2)	620	(526)
Loss before income taxes	(21)	(542)	(332)	—	418	(477)
Income tax benefit	7	188	112	—	(145)	162
Equity earnings (losses) of subsidiaries	(301)	53	—	—	248	—
Net loss	(315)	(301)	(220)	—	521	(315)
Other comprehensive income	—	7	—	—	—	7
Comprehensive loss	$(315)	$(294)	$(220)	$—	$521	$(308)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2012
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(2)	$(31)	$184	$13	$—	$164
Cash flows – financing activities:
Notes due to affiliates	3	880	—	—	(883)	—
Repayments/repurchases of long-term debt	(1)	(17)	—	—	—	(18)
Net short-term borrowings under accounts receivable securitization program	—	—	—	(11)	—	(11)
Decrease in other short-term borrowings	—	(670)	—	—	—	(670)
Decrease in income tax-related note payable to Oncor	—	—	(10)	—	—	(10)
Contributions from noncontrolling interests	—	—	—	2	—	2
Sale/leaseback of equipment	—	—	14	—	—	14
Other, net	—	—	1	—	—	1
Cash provided by (used in) financing activities	2	193	5	(9)	(883)	(692)
Cash flows – investing activities:
Capital expenditures	—	—	(174)	(3)	—	(177)
Nuclear fuel purchases	—	—	(64)	—	—	(64)
Notes/loans due from affiliates	—	—	42	—	883	925
Changes in restricted cash	—	—	15	—	—	15
Purchases of environmental allowances and credits	—	—	(6)	—	—	(6)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	10	—	—	10
Investments in nuclear decommissioning trust fund securities	—	—	(14)	—	—	(14)
Other, net	—	—	2	—	—	2
Cash provided by (used in) investing activities	—	—	(189)	(3)	883	691
Net change in cash and cash equivalents	—	162	—	1	—	163
Cash and cash equivalents – beginning balance	—	87	23	10	—	120
Cash and cash equivalents – ending balance	$—	$249	$23	$11	$—	$283

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2011
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$5	$(474)	$817	$(5)	$—	$343
Cash flows – financing activities:
Notes due to affiliates	(4)	1,259	—	1	(489)	767
Repayments/repurchases of long-term debt	(1)	(51)	(17)	—	—	(69)
Net short-term borrowings under accounts receivable securitization program	—	—	—	5	—	5
Decrease in other short-term borrowings	—	(222)	—	—	—	(222)
Decrease in income tax-related note payable to Oncor	—	—	(9)	—	—	(9)
Contributions from noncontrolling interests	—	—	—	6	—	6
Other, net	—	(1)	—	—	—	(1)
Cash provided by (used in) financing activities	(5)	985	(26)	12	(489)	477
Cash flows – investing activities:
Capital expenditures	—	—	(138)	(5)	—	(143)
Nuclear fuel purchases	—	—	(98)	—	—	(98)
Notes/loans due from affiliates	—	—	(550)	—	489	(61)
Changes in restricted cash	—	—	(3)	—	—	(3)
Proceeds from sales of environmental allowances and credits	—	—	1	—	—	1
Purchases of environmental allowances and credits	—	—	(4)	—	—	(4)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	734	—	—	734
Investments in nuclear decommissioning trust fund securities	—	—	(738)	—	—	(738)
Other, net	—	—	5	—	—	5
Cash used in investing activities	—	—	(791)	(5)	489	(307)
Net change in cash and cash equivalents	—	511	—	2	—	513
Cash and cash equivalents – beginning balance	—	23	15	9	—	47
Cash and cash equivalents – ending balance	$—	$534	$15	$11	$—	$560

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES Condensed Consolidating Balance Sheets March 31, 2012 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$249	$23	$11	$—	$283
Restricted cash	—	—	114	—	—	114
Advances to affiliates	—	—	62	—	(62)	—
Trade accounts receivable – net	—	5	475	380	(286)	574
Notes receivable from parent	—	671	—	—	—	671
Income taxes receivable	12	69	—	—	(81)	—
Accounts receivable from affiliates	—	—	—	—	—	—
Inventories	—	—	427	—	—	427
Commodity and other derivative contractual assets	—	1,686	1,341	—	—	3,027
Accumulated deferred income taxes	3	—	—	—	(3)	—
Margin deposits related to commodity positions	—	—	67	—	—	67
Other current assets	—	—	65	2	(1)	66
Total current assets	15	2,680	2,574	393	(433)	5,229
Restricted cash	—	947	—	—	—	947
Investments	(7,093)	22,911	711	—	(15,851)	678
Property, plant and equipment – net	—	—	18,968	135	—	19,103
Advances to affiliates	—	—	8,722	—	(8,722)	—
Goodwill	—	6,152	—	—	—	6,152
Identifiable intangible assets – net	—	—	1,802	—	—	1,802
Commodity and other derivative contractual assets	—	1,438	62	—	—	1,500
Accumulated deferred income taxes	—	321	—	1	(322)	—
Other noncurrent assets, principally unamortized amendment/issuance costs	5	915	867	5	(847)	945
Total assets	$(7,073)	$35,364	$33,706	$534	$(26,175)	$36,356
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$—	$—	$93	$—	$93
Notes/advances from affiliates	10	8,774	—	7	(8,784)	7
Long-term debt due currently	11	5	25	—	—	41
Trade accounts payable	—	—	468	288	(286)	470
Trade accounts and other payables to affiliates	—	10	176	3	—	189
Notes payable to parent	60	—	—	—	—	60
Commodity and other derivative contractual liabilities	—	943	971	—	—	1,914
	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES Condensed Consolidating Balance Sheets March 31, 2012 (millions of dollars)

Margin deposits related to commodity positions	—	921	163	—	—	1,084
Accumulated deferred income taxes	—	4	56	—	(2)	58
Accrued income taxes payable to parent	—	—	156	1	(81)	76
Accrued taxes other than income	—	—	54	—	—	54
Accrued interest	27	507	388	—	(388)	534
Other current liabilities	—	4	210	1	(4)	211
Total current liabilities	#VALUE!	11,168	#VALUE!	393	(9,545)	4,791
Accumulated deferred income taxes	79	—	3,989	—	504	4,572
Commodity and other derivative contractual liabilities	—	1,624	73	—	—	1,697
Notes or other liabilities due affiliates	—	—	396	—	—	396
Long-term debt held by affiliate	—	382	—	—	—	382
Long-term debt, less amounts due currently	782	29,227	28,672	—	(28,608)	30,073
Other noncurrent liabilities and deferred credits	13	57	2,324	—	1	2,395
Total liabilities	#VALUE!	42,458	#VALUE!	393	(37,648)	44,306
EFCH shareholder's equity	(8,055)	(7,094)	(4,415)	36	11,473	(8,055)
Noncontrolling interests	—	—	—	105	—	105
Total equity	(8,055)	(7,094)	(4,415)	141	11,473	(7,950)
Total liabilities and equity	#VALUE!	$35,364	#VALUE!	$534	$(26,175)	$36,356

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES Condensed Consolidating Balance Sheets December 31, 2011 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$87	$23	$10	$—	$120
Restricted cash	—	—	129	—	—	129
Advances to affiliates	—	—	41	—	(41)	—
Trade accounts receivable – net	—	4	651	525	(420)	760
Income taxes receivable	11	85	—	—	(96)	—
Accounts receivable from affiliates	—	9	—	—	(9)	—
Notes receivable from parent	—	670	—	—	—	670
Inventories	—	—	418	—	—	418
Commodity and other derivative contractual assets	—	1,630	1,253	—	—	2,883
Accumulated deferred income taxes	3	—	—	—	(3)	—
Margin deposits related to commodity positions	—	—	56	—	—	56
Other current assets	—	—	57	1	1	59
Total current assets	14	2,485	2,628	536	(568)	5,095
Restricted cash	—	947	—	—	—	947
Investments	(6,860)	22,903	663	—	(16,077)	629
Property, plant and equipment – net	—	—	19,086	132	—	19,218
Notes receivable from parent	—	922	—	—	—	922
Advances to affiliates	—	—	8,785	—	(8,785)	—
Goodwill	—	6,152	—	—	—	6,152
Identifiable intangible assets – net	—	—	1,826	—	—	1,826
Commodity and other derivative contractual assets	—	1,511	41	—	—	1,552
Accumulated deferred income taxes	—	294	—	1	(295)	—
Other noncurrent assets, principally unamortized amendment/issuance costs	6	974	902	6	(889)	999
Total assets	$(6,840)	$36,188	$33,931	$675	$(26,614)	$37,340
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$670	$670	$104	$(670)	$774
Notes/advances from affiliates	10	8,816	—	7	(8,826)	7
Long-term debt due currently	11	—	28	—	—	39
Trade accounts payable	—	—	552	421	(420)	553
Trade accounts and other payables to affiliates	—	—	215	3	(9)	209
Notes payable to parent/affiliate	57	—	—	—	—	57
Commodity and other derivative contractual liabilities	—	980	804	—	—	1,784

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES Condensed Consolidating Balance Sheets December 31, 2011 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Margin deposits related to commodity positions	—	865	196	—	—	1,061
Accumulated deferred income taxes	—	4	52	—	(3)	53
Accrued income taxes payable to parent	—	—	170	—	(96)	74
Accrued taxes other than income	—	—	136	—	—	136
Accrued interest	24	369	258	—	(257)	394
Other current liabilities	—	11	257	1	(3)	266
Total current liabilities	#VALUE!	11,715	#VALUE!	536	(10,284)	5,407
Accumulated deferred income taxes	82	—	4,124	—	506	4,712
Commodity and other derivative contractual liabilities	—	1,670	22	—	—	1,692
Notes or other liabilities due affiliates	—	—	363	—	—	363
Long-term debt held by affiliate	—	382	—	—	—	382
Long-term debt, less amounts due currently	782	29,230	28,672	—	(28,608)	30,076
Other noncurrent liabilities and deferred credits	13	52	2,358	—	1	2,424
Total liabilities	#VALUE!	43,049	#VALUE!	536	(38,385)	45,056
EFCH shareholder's equity	(7,819)	(6,861)	(4,946)	36	11,771	(7,819)
Noncontrolling interests in subsidiaries	—	—	—	103	—	103
Total equity	(7,819)	(6,861)	(4,946)	139	11,771	(7,716)
Total liabilities and equity	#VALUE!	$36,188	#VALUE!	$675	$(26,614)	$37,340

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations in the three months ended March 31, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes to those statements. Unless otherwise noted, disclosures in the following paragraphs related to hedged or estimated generation output and commodity price sensitivities reflect the expected effects on our operations of the currently governing Clean Air Interstate Rule (CAIR). See "Recent EPA Actions" below for discussion of the EPA's Cross-State Air Pollution Rule (CSAPR).

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

Significant Activities and Events

Natural Gas Prices and Natural Gas Price Hedging Program — Because wholesale electricity prices have generally moved with natural gas prices, TCEH has a natural gas price hedging program designed to mitigate the effect of natural gas price changes on future electricity prices. Under the program, the company has entered into market transactions involving natural gas-related financial instruments, and at March 31, 2012, has effectively sold forward approximately 630 million MMBtu of natural gas (equivalent to the natural gas exposure of approximately 74,000 GWh at an assumed 8.5 market heat rate) at weighted average annual hedge prices ranging from $7.19 per MMBtu to $7.80 per MMBtu.

These transactions, together with forward power sales, have effectively hedged an estimated 100%, 61% and 32% of the price exposure, on a natural gas equivalent basis, related to TCEH's expected generation output for 2012, 2013 and 2014, respectively, (assuming an 8.5 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will generally move with prices of natural gas, which is expected to be the marginal fuel for the purpose of setting electricity prices generally 70% to 90% of the time in the ERCOT market. If the relationship changes in the future, the cash flows targeted under the natural gas price hedging program may not be achieved.

The company has entered into related put and call transactions (referred to as collars), primarily for 2014, that effectively hedge natural gas prices within a range. These transactions represented 24% of the positions in the natural gas price hedging program at March 31, 2012, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu.

The following table summarizes the natural gas positions in the hedging program at March 31, 2012:

	Measure	Balance 2012 (a)	2013	2014	Total
Natural gas hedge volumes (b)	mm MMBtu	~225	~254	~149	~628
Weighted average hedge price (c)	$/MMBtu	~7.32	~7.19	~7.80	—
Weighted average market price (d)	$/MMBtu	~2.50	~3.47	~3.96	—
Realization of hedge gains (e)	$ billions	~$1.4	~$1.0	~$0.6	~$3.0
___________

(a)	Balance of 2012 is from April 1, 2012 through December 31, 2012.

(b)
Where collars are reflected, the volumes are based on the notional position of the derivatives to represent protection against downward price movements. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 139 million MMBtu in 2014.

(c)
Weighted average hedge prices are based on NYMEX Henry Hub prices of forward natural gas sales positions in the natural gas price hedging program (excluding the impact of offsetting purchases for rebalancing). Where collars are reflected, sales price represents the collar floor price.

(d)	Based on NYMEX Henry Hub prices.

(e)	Based on cumulative unrealized mark-to-market gain at March 31, 2012.

Changes in the fair value of the instruments in the natural gas price hedging program are being recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the natural gas price hedging program at March 31, 2012, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $630 million in pretax unrealized mark-to-market gains or losses.

The natural gas price hedging program has resulted in reported net gains (losses) as follows:

	Three Months Ended March 31,
	2012	2011
Realized net gain	$513	$340
Unrealized net loss including reversals of previously recorded amounts related to positions settled	(129)	(342)
Total	$384	$(2)

The cumulative unrealized mark-to-market net gain related to positions in the natural gas price hedging program totaled $2.995 billion and $3.124 billion at March 31, 2012 and December 31, 2011, respectively.

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

The significant cumulative unrealized mark-to-market net gain related to positions in the natural gas price hedging program reflects the sustained decline in forward market natural gas prices as presented in the table below. Forward natural gas prices have generally trended downward since mid-2008. While the natural gas price hedging program is designed to mitigate the effect on earnings of low wholesale electricity prices, depressed forward natural gas prices are challenging to the long-term profitability of our generation assets. Specifically, these lower natural gas prices and their potential effect on wholesale electricity prices could have a material impact on the overall profitability of our generation assets for periods in which we do not have significant natural gas hedge positions (i.e., beginning in 2014).

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2012 (b)	2013	2014	2015	2016
December 31, 2008	$7.23	$7.15	$7.15	$7.21	$7.30
March 31, 2009	$6.96	$7.11	$7.18	$7.25	$7.33
June 30, 2009	$7.16	$7.30	$7.43	$7.57	$7.71
September 30, 2009	$7.00	$7.06	$7.17	$7.31	$7.43
December 31, 2009	$6.53	$6.67	$6.84	$7.05	$7.24
March 31, 2010	$5.79	$6.07	$6.36	$6.68	$7.00
June 30, 2010	$5.68	$5.89	$6.10	$6.37	$6.68
September 30, 2010	$5.07	$5.29	$5.42	$5.60	$5.76
December 31, 2010	$5.08	$5.33	$5.49	$5.64	$5.79
March 31, 2011	$5.06	$5.41	$5.73	$6.08	$6.41
June 30, 2011	$4.84	$5.16	$5.42	$5.70	$5.98
September 30, 2011	$4.24	$4.80	$5.13	$5.39	$5.61
December 31, 2011	$3.24	$3.94	$4.34	$4.60	$4.85
March 31, 2012	$2.50	$3.47	$3.96	$4.26	$4.51
___________

(a)	Based on NYMEX Henry Hub prices.

(b)	For March 31, 2012, natural gas prices for 2012 represent the average of forward prices for April through December.

At March 31, 2012, approximately 90% of the natural gas price hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH's assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under "Financial Condition — Liquidity and Capital Resources"), thereby reducing the cash and letter of credit collateral requirements for the hedging program.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH's unhedged position and forward prices at March 31, 2012, which for natural gas reflects estimates of electricity generation less amounts hedged through the natural gas price hedging program and amounts under existing wholesale and retail sales contracts. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2012 (a)	2013	2014	2015	2016
$1.00/MMBtu change in gas price (b)	$—	$ ~205	$ ~350	$ ~525	$ ~520
0.1/MMBtu/MWh change in market heat rate (c)	$ ~5	$ ~20	$ ~35	$ ~35	$ ~40
$1.00/gallon change in diesel fuel price	$—	$ ~45	$ ~45	$ ~45	$ ~45
___________

(a)	Balance of 2012 is from May 1, 2012 through December 31, 2012.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated).

(c)	Based on Houston Ship Channel natural gas prices at March 31, 2012.

Liability Management Program — At March 31, 2012, we had $30.7 billion principal amount of debt outstanding, including short-term borrowings and $704 million pushed down from EFH Corp. EFH Corp. has implemented a liability management program designed to reduce debt and extend debt maturities through debt exchanges, repurchases and extensions.

Amendments to the TCEH Senior Secured Facilities completed in April 2011 resulted in the extension of $16.4 billion in loan maturities under the TCEH Term Loan Facilities and the TCEH Letter of Credit Facility from October 2014 to October 2017 and $1.4 billion of commitments under the TCEH Revolving Credit Facility from October 2013 to October 2016.

Other liability management activities in 2010 through March 2012 related to TCEH debt include debt exchange, issuance and repurchase activities as follows (except where noted, debt amounts are principal amounts):

Security	Debt Acquired	Debt Issued/Cash Paid
TCEH 10.25% Notes due 2015	$1,513	$—
TCEH Toggle Notes due 2016	758	—
TCEH Senior Secured Facilities due 2013 and 2014	1,604	—
TCEH 15% Notes due 2021	—	1,221
TCEH 11.5% Notes due 2020 (a)	—	1,604
Cash paid, including use of proceeds from debt issuances in 2010 (b)	—	343
Total	$3,875	$3,168

____________

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

Since inception, TCEH's transactions in the liability management program resulted in the capture of approximately $700 million of debt discount and the extension of approximately $19.6 billion of debt maturities to 2017-2021. Also, see Note 5 to Financial Statements.

TCEH Interest Rate Swap Transactions — TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at March 31, 2012, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

Fixed Rates	Expiration Dates	Notional Amount
5.5% — 9.3%	October 2012 through October 2014	$18.57 billion (a)
6.8% — 9.0%	October 2015 through October 2017	$12.60 billion (b)
___________

(a)
Swaps related to an aggregate $1.1 billion principal amount of debt expired in 2012. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $1.02 billion, substantially offsetting the expired swaps.

(b)	These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 and the remainder in October 2017.

We may enter into additional interest rate hedges from time to time.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at March 31, 2012 totaled $18.57 billion notional amount, an increase of $0.8 billion from December 31, 2011 reflecting new and expired swaps. The basis swaps relate to debt outstanding through 2014.

The interest rate swaps have resulted in net losses reported in interest expense and related charges as follows:

	Three Months Ended March 31,
	2012	2011
Realized net loss	$(168)	$(161)
Unrealized net gain	110	142
Total	$(58)	$(19)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $2.121 billion and $2.231 billion at March 31, 2012 and December 31, 2011, respectively, of which $72 million and $76 million (both pre-tax), respectively, were reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. For example, at March 31, 2012, a one percent change in interest rates would result in an increase or decrease of approximately $800 million in our cumulative unrealized mark-to-market net liability.

Recent EPA Actions — Cross-State Air Pollution Rule — In 2005, the EPA issued a final rule (the Clean Air Interstate Rule or CAIR) intended to implement the provisions of the Clean Air Act Section 110(a)(2)(D)(i)(I) (CAA Section 110) requiring states to reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) that significantly contribute to other states failing to attain or maintain compliance with the EPA's National Ambient Air Quality Standards (NAAQS) for fine particulate matter and/or ozone. In 2008, the US Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) invalidated CAIR, but allowed the rule to continue until the EPA issued a final replacement rule. In August 2010, the EPA issued for comment a proposed replacement rule for CAIR called the Clean Air Transport Rule (CATR), similarly intended to implement CAA Section 110. As proposed, the CATR did not include Texas in its annual SO2 or NOx programs to address alleged downwind fine particulate matter effects.

In July 2011, the EPA issued the final replacement rule for CAIR (as finally issued, the Cross-State Air Pollution Rule (CSAPR)). Unlike the CATR, the CSAPR includes Texas in its annual SO2 and NOx emissions reduction programs, as well as the seasonal NOx emissions reduction program. These programs require significant additional reductions of SO2 and NOx emissions from fossil-fueled generation units in covered states (including Texas) and institute a limited "cap and trade" system as an additional compliance tool to achieve reductions the EPA contends are necessary to implement CAA Section 110. As adopted in July 2011, the CSAPR would have required our fossil-fueled generation units to (i) reduce their annual SO2 and NOx emissions by approximately 137,000 tons (64 percent) and 9,200 tons (22 percent), respectively (compared to 2010 actual levels), each beginning on January 1, 2012 and (ii) reduce their seasonal NOx emissions by approximately 3,400 tons (19 percent) (compared to 2010 actual levels) beginning on May 1, 2012, which is the start of the ozone season.

In September 2011, we filed a petition for review in the D.C. Circuit Court challenging the CSAPR and a motion to stay the effective date of the CSAPR, in each case as applied to Texas.

In December 2011, the D.C. Circuit Court granted our motion and all other motions for a judicial stay of the CSAPR in its entirety, including as applied to Texas. The D.C. Circuit Court's order does not invalidate the CSAPR but stays the implementation of its emissions reduction programs until a final ruling regarding the CSAPR's validity is issued by the D.C. Circuit Court. The D.C. Circuit Court's order states that the EPA is expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the court's resolution of the petitions for review. Oral argument on the petitions was heard on April 13, 2012. We cannot predict when or how the D.C. Circuit Court will rule on the petitions.

In February 2012, the EPA released a final rule (Final Revisions) and a direct-to-final rule (Direct Final Rule) revising certain aspects of the CSAPR, including emissions budgets for the State of Texas. The Final Revisions increase the emissions budgets for the State of Texas by 50,517 tons for the annual SO2 program and 1,375 tons for each of the annual NOx and seasonal NOx programs. The Direct Final Rule further increases (over the Final Revisions) the Texas annual NOx emissions budget by 2,731 tons and the seasonal NOx emissions budget by 1,142 tons. In total, the emissions budgets established by the Final Revisions along with the Direct Final Rule would require our fossil-fueled generation units to reduce (i) their annual SO2 and NOx emissions by approximately 120,600 tons (56 percent) and 9,000 tons (22 percent), respectively, compared to 2010 actual levels, and (ii) their seasonal NOx emissions by approximately 3,300 tons (18 percent) compared to 2010 levels. The company could comply with these emissions limits either through physical reductions or through the purchase of emissions credits from third parties, but the volume of SO2 credits that may be purchased from sources outside of Texas is subject to limitations starting in 2014, as described in our 2011 Form 10-K. Simultaneous with the release of the Direct Final Rule, the EPA issued a proposed rule (Parallel Rule) that is identical to the Direct Final Rule and would replace the Direct Final Rule if the EPA receives significant adverse comments and withdraws the Direct Final Rule. In March 2012, we submitted comments to the EPA on the Parallel Rule requesting the EPA to make additional corrections to the CSAPR's budgets for Texas. If the EPA receives no significant adverse comments, the Direct Final Rule would become effective on May 21, 2012. Because the CSAPR is currently stayed by the D.C. Circuit Court, the Final Revisions and the Direct Final Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. In April 2012, we filed in the D.C. Circuit Court petitions for review of the Final Revisions and the Direct Final Rule on the ground, among others, that the rules do not include all of the budget corrections we requested from the EPA. On April 20, 2012, the EPA posted on its website a statement indicating its intent to withdraw the Direct Final Rule based on its receipt of significant adverse comments. As of the date of this Form 10-Q, the EPA has not withdrawn the Direct Final Rule. If the EPA withdraws the Direct Final Rule, we intend to withdraw our petition for review of the Direct Final Rule. We cannot predict whether, when, or in what form the CSAPR, the Final Revisions, the Direct Final Rule or the Parallel Rule will take effect. Accordingly, we are unable to predict its effects on our results of operations, liquidity or financial condition.

Other EPA Actions — In 2005, the EPA published a final rule requiring reductions of mercury emissions from lignite/coal-fueled generation plants. The Clean Air Mercury Rule (CAMR) was based on a nationwide cap and trade approach. The mercury reductions were required to be phased in between 2010 and 2018. In March 2008, the D.C. Circuit Court vacated CAMR. In February 2009, the US Supreme Court refused to hear the appeal of the D.C. Circuit Court's ruling. In December 2011, the EPA finalized a new rule (called the Mercury and Air Toxics Standard or MATS). MATS regulates the emissions of mercury, nonmercury metals, hazardous organic compounds and acid gases. Any additional control equipment retrofits on our lignite/coal-fueled generation units required to comply with MATS as finalized would need to be installed within three to four years from the April 2012 effective date of the rule. We continue to evaluate the measures necessary to comply with MATS, which are expected to require substantial capital expenditures, and have not finalized cost estimates. In April 2012, we filed a petition for review of MATS in the D.C. Circuit Court. Certain states and industry participants have also filed petitions for review in the D.C. Circuit Court. We cannot predict the timing or outcome of these petitions.

In September 2010, the EPA disapproved a portion of the State Implementation Plan pursuant to which the TCEQ implements its program to achieve the requirements of the Clean Air Act. The EPA disapproved the Texas standard permit for pollution control projects. We hold several permits issued pursuant to the TCEQ standard permit conditions for pollution control projects. We challenged the EPA's disapproval by filing a lawsuit in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) arguing that the TCEQ's adoption of the standard permit conditions for pollution control projects was consistent with the Clean Air Act. In March 2012, the Fifth Circuit Court vacated the EPA's disapproval of the Texas standard permit for pollution control projects and remanded the matter to the EPA for reconsideration. We cannot predict the timing or outcome of the EPA's reconsideration.

In March 2012, the EPA released a proposal for a performance standard for greenhouse gas emissions from new electric generation units (EGUs). The proposal, which is currently limited to new sources, is based on the carbon dioxide emission rate from a natural gas-fueled combined cycle EGU. None of our existing generation units would be considered a new source under the proposed rule. While we do not believe the proposed rule, as released, affects our existing generation units, we continue to review the proposed rule and expect to provide comments to the EPA.

Recent PUCT/ERCOT Actions — In response to ERCOT's publication of reports (known as the Capacity, Demand, and Reserves report and the Seasonal Assessment of Resource Adequacy report) showing declining reserve margins in ERCOT, the PUCT and the ERCOT Board of Directors have taken action to implement or approve in 2012 several changes to ERCOT protocols designed to establish minimum offer floors for wholesale power offers during deployment of certain reliability-related services, including non-spinning reserve, responsive reserve, reliability unit commitment, and other services. In addition, the PUCT approved for publication in April 2012 two proposed rules that would, among other things, increase the system-wide offer cap that applies to wholesale power offers in ERCOT beginning in August 2012 and continuing through 2015. The proposed rules would increase the cap from its present level of $3,000 per MWh to $4,500 per MWh in August 2012, and $5,000, $7,000, and $9,000 per MWh in the summers of 2013, 2014, and 2015, respectively, for the stated purpose of sending appropriate price signals to encourage development of generation resources in ERCOT.

RESULTS OF OPERATIONS

Sales Volume and Customer Count Data

	Three Months Ended March 31,		% Change
	2012	2011
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	4,660	5,944	(21.6)
Small business (a)	1,338	1,766	(24.2)%
Large business and other customers	2,450	3,259	(24.8)%
Total retail electricity	8,448	10,969	(23.0)%
Wholesale electricity sales volumes (b)	8,813	9,211	(4.3)%
Total sales volumes	17,261	20,180	(14.5)%

Average volume (kwh) per residential customer (c)	2,887	3,387	(14.8)%

Weather (North Texas average) – percent of normal (d):
Heating degree days	77.5%	111.9%	(30.7)%

Customer counts:
Retail electricity customers (end of period and in thousands) (e):
Residential	1,603	1,739	(7.8)
Small business (a)	179	208	(13.9)
Large business and other customers	17	22	(22.7)
Total retail electricity customers	1,799	1,969	(8.6)
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of energy in the "real-time market."

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over a 10-year period.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended March 31,		% Change
	2012	2011
Operating revenues:
Retail electricity revenues:
Residential	$578	$727	(20.5)%
Small business (a)	175	227	(22.9)%
Large business and other customers	174	249	(30.1)%
Total retail electricity revenues	927	1,203	(22.9)%
Wholesale electricity revenues (b) (c)	230	395	(41.8)%
Amortization of intangibles (d)	4	2	100.0%
Other operating revenues	61	72	(15.3)%
Total operating revenues	$1,222	$1,672	(26.9)%

Net gain (loss) from commodity hedging and trading activities:
Realized net gains on settled positions	$524	$228	—%
Unrealized net losses	(156)	(322)	(51.6)%
Total	$368	$(94)	—%
____________

(a)	Customers with demand of less than 1 MW annually.

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

	Three Months Ended March 31,
	2012	2011
Reported in revenues	$(2)	$—
Reported in fuel and purchased power costs	6	6
Net gain	$4	$6

(c)	Includes net amounts related to sales and purchases of balancing energy in the "real-time market."

(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,		% Change
	2012	2011
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$47	$42	11.9
Fuel for lignite/coal facilities	174	236	(26.3)
Total nuclear and lignite/coal facilities	221	278	(20.5)
Fuel for natural gas facilities and purchased power costs (a)	71	105	(32.4)
Amortization of intangibles (b)	12	36	(66.7)
Other costs	45	86	(47.7)
Fuel and purchased power costs	349	505	(30.9)
Delivery fees	279	325	(14.2)
Total	$628	$830	(24.3)

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$8.77	$8.02	9.4
Lignite/coal facilities (c)	$19.91	$19.42	2.5
Natural gas facilities and purchased power (d)	$39.88	$53.57	(25.6)

Delivery fees per MWh	$32.93	$29.51	11.6

Production and purchased power volumes (GWh):
Nuclear facilities	5,338	5,206	2.5
Lignite/coal facilities	10,693	13,966	(23.4)
Total nuclear and lignite/coal-facilities (e)	16,031	19,172	(16.4)
Natural gas-facilities	142	153	(7.2)
Purchased power (f)	1,088	855	27.3
Total energy supply volumes	17,261	20,180	(14.5)

Capacity factors (e):
Nuclear facilities	106.3%	104.8%	1.4
Lignite/coal facilities	61.1%	83.2%	(26.6)
Total	71.2%	88.4%	(19.5)
____________

(a)	See note (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

(b)
Represents amortization of the intangible net asset values of emission credits, coal purchase contracts, nuclear fuel contracts and power purchase agreements and the stepped up value of nuclear fuel resulting from purchase accounting.

(c)	Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs.

(d)	Excludes volumes related to line loss and power imbalances.

(e)	Includes the estimated effects of 2,920 GWh and 1,000 GWh of economic backdown of lignite/coal-fueled units in the three months ended March 31, 2012 and 2011, respectively.

(f)	Includes amounts related to line loss and power imbalances.

Financial Results — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating revenues decreased $450 million, or 27%, to $1.222 billion in 2012.

Retail electricity revenues decreased $276 million, or 23%, to $927 million due to a 23% decline in sales volumes reflecting decreases in both the residential and business markets. Residential volumes declined 22% reflecting milder winter weather and an 8% decrease in customer counts driven by competitive activity. A 31% decrease in heating degree days drove a 15% decline in average volume per residential customer. A 25% decline in business market volumes reflected a change in customer mix and lower customer counts. Overall average retail pricing was essentially flat to 2011.

Wholesale electricity revenues decreased $165 million, or 42%, to $230 million in 2012 driven by the effect of lower natural gas prices and mild weather on wholesale electricity prices and the impact of the severe winter weather in February 2011.

Fuel, purchased power costs and delivery fees decreased $202 million, or 24%, to $628 million in 2012. Lignite/coal fuel costs decreased $62 million reflecting increased economic backdown and an increase in unplanned outage days due to equipment failures, partially offset by increased coal, lignite mining and nuclear fuel costs. Delivery fees declined $46 million reflecting lower retail volumes. Purchased power and other costs decreased $61 million driven by the severe winter storm in February 2011 that resulted in equipment failures and higher electricity demand. Amortization of intangible assets decreased $24 million reflecting lower amortization of emission allowances due to an impairment recorded in the third quarter 2011 and expiration of contracts fair-valued under purchase accounting at the Merger date.

A 23% decrease in lignite/coal-fueled production was driven by an increase in economic backdown and unplanned outage days in 2012, while nuclear-fueled production increased 3% reflecting no outage time in 2012.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $368 million in net gains for the three months ended March 31, 2012 and $94 million in net losses for the three months ended March 31, 2011:

	Three Months Ended March 31, 2012
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$514	$(181)	$333
Trading positions	10	25	35
Total	$524	$(156)	$368

	Three Months Ended March 31, 2011
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$208	$(326)	$(118)
Trading positions	20	4	24
Total	$228	$(322)	$(94)

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $4 million in net gains in 2012 and $6 million in net gains in 2011 (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs decreased $9 million, or 4%, to $207 million in 2012. The decrease reflected $5 million in costs incurred in 2011 related to a nuclear unit refueling outage, $2 million for periodic major inspections of natural gas generation units in 2011 and $2 million in lower property tax expense.

Depreciation and amortization decreased $32 million, or 9%, to $330 million in 2012. The decrease reflected certain fully depreciated or retired assets at our legacy generation units.

SG&A expenses decreased $7 million, or 4%, to $155 million in 2012. The decrease reflected $9 million in lower bad debt expense due to improved collection initiatives, customer mix and lower revenues.

Other income totaled $3 million in 2012 and $36 million in 2011. Other income in 2011 included $21 million related to the settlement of bankruptcy claims against a counterparty, $7 million for a property damage claim and $6 million for a franchise tax refund. See Note 13 to Financial Statements.

Interest expense and related charges increased $117 million, or 22%, to $643 million in 2012. Interest paid/accrued, including toggle notes, increased $73 million to $691 million driven by higher average rates reflecting debt exchanges and amendments completed in 2011. The balance of the increase reflected $32 million in lower unrealized mark-to-market net gains on interest rate swaps and $18 million in higher amortization of debt issuance costs and discounts. See Note 13 to Financial Statements.

Income tax benefit totaled $122 million and $162 million on pretax losses in 2012 and 2011, respectively. The effective rate was 32.5% and 34.0% in 2012 and 2011, respectively. The decrease in the effective rate was driven by a decrease in the lignite depletion deduction and an increase in disallowed interest expense from debt transactions, partially offset by a lower deferred state income tax provision reflecting higher income apportioned to Texas.

After-tax loss decreased $62 million to $253 million in 2012 reflecting net gains from commodity hedging and trading activities in 2012 compared to net losses in 2011, partially offset by the effects of lower wholesale sales prices and higher interest expense. The overall unfavorable effect of the severe winter weather in 2011 was offset by the unfavorable effect of milder weather on retail sales volumes in 2012.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities in the three months ended March 31, 2012 and 2011. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $152 million and $316 million in unrealized net losses in 2012 and 2011, respectively arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes trading positions.

	Three Months Ended March 31,
	2012	2011
Commodity contract net asset at beginning of period	$3,190	$3,097
Settlements of positions (a)	(510)	(298)
Changes in fair value of positions in the portfolio (b)	358	(18)
Other activity (c)	(1)	1
Commodity contract net asset at end of period	$3,037	$2,782
____________

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

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at March 31, 2012, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract asset at March 31, 2012
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$(2)	$(28)	$—	$—	$(30)
Prices provided by other external sources	1,687	1,385	—	—	3,072
Prices based on models	14	(19)	—	—	(5)
Total	$1,699	$1,338	$—	$—	$3,037
Percentage of total fair value	56%	44%	—%	—%	100%

The "prices actively quoted" category reflects only exchange-traded contracts for which active quotes are readily available. The "prices provided by other external sources" category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT's North Hub that are deemed active markets extend through 2014 and over-the-counter quotes for natural gas generally extend through 2015, depending upon delivery point. The "prices based on models" category contains the value of all non-exchange-traded options, valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 8 to Financial Statements for fair value disclosures and discussion of fair value measurements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flow — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 — Cash provided by operating activities decreased $179 million to $164 million in 2012 reflecting $111 million in higher cash interest payments and $72 million in lower net margin deposits.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $46 million and $69 million in the three months ended March 31, 2012 and 2011, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets arising from purchase accounting that is reported in various other income statement line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $692 million in 2012 compared to cash provided of $477 million in 2011. Activity in 2012 reflected repayments of borrowings under the TCEH Revolving Credit Facility. Activity in 2011 reflected borrowings from EFH Corp. under demand notes, partially offset by a reduction in net borrowings under the TCEH Revolving Credit Facility.

See Note 5 to Financial Statements for further detail of short-term borrowings and long-term debt.

Cash provided by investing activities totaled $691 million in 2012 compared to cash used of $307 million 2011. Activity in 2012 reflected partial settlement of the TCEH demand notes receivable from EFH Corp. partially offset by capital expenditures. Capital expenditures increased $34 million to $177 million in 2012 reflecting increased environmental-related spending. Nuclear fuel purchases decreased $34 million due to timing. Restricted cash related to margin deposits provided $15 million of cash in 2012 as compared to a $3 million use in 2011.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the three months ended March 31, 2012 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Repayments and Repurchases
Long-term debt - TCEH (a)	$14	$(18)
Short-term borrowings - TCEH (b)	$—	$(670)
Total	$14	$(688)
____________

(a)
Borrowings represent a sale/leaseback transaction for mining equipment entered into in 2012, and repayments represent $14 million of payments of principal at scheduled maturity dates and $4 million of payments of capital lease liabilities (see Note 5 to Financial Statements).

(b)	Short-term amount represents net repayments of borrowings under the TCEH Revolving Credit Facility.

See Note 5 to Financial Statements for further detail of long-term debt and other financing arrangements, including $41 million of debt due currently (within 12 months) at March 31, 2012.

We regularly evaluate potential opportunities to improve our balance sheet through transactions that extend debt maturities or reduce the amount of our debt. Future activities under this liability management program may include, among others, the purchase of our outstanding debt for cash in open market purchases or privately negotiated refinancing, extension and exchange transactions (including pursuant to a Rule 10b-5(1) plan) or via public or private exchange or tender offers.

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

Available Liquidity — The following table summarizes changes in available liquidity in the three months ended March 31, 2012.

	Available Liquidity
	March 31, 2012	December 31, 2011	Change
Cash and cash equivalents	$283	$120	$163
TCEH Revolving Credit Facility	2,054	1,384	670
TCEH Letter of Credit Facility	198	169	29
Total liquidity	$2,535	$1,673	$862

Available liquidity increased $862 million in the first quarter of 2012 reflecting EFH Corp.'s repayment of $950 million of TCEH's demand notes receivable, the majority of which was used to repay borrowings under the TCEH Revolving Credit Facility (see Note 5 to Financial Statements). EFH Corp.'s repayment of the demand notes was funded by a debt issuance at EFIH in February 2012. For the quarter, capital expenditures including nuclear fuel purchases exceeded cash from operations by $77 million. See discussion of cash flows above.

Secured Debt Capacity - At April 27, 2012, TCEH believes that it is permitted under its applicable debt agreements to issue additional senior secured debt (in each case, subject to certain exceptions and conditions set forth in its applicable debt documents) as follows:

•
approximately $2.6 billion of additional aggregate principal amount of debt secured by substantially all of the assets of TCEH and certain of its subsidiaries (of which $750 million can be on a first-priority basis and the remainder on a second-priority basis) and

•	an unlimited amount of additional first-priority debt in order to refinance the first-priority debt outstanding under the TCEH Senior Secured Facilities.

These amounts are estimates based on TCEH's current interpretation of the covenants set forth in its applicable debt agreements and do not take into account exceptions in the agreements that may allow for the incurrence of additional secured debt, including, but not limited to, acquisition debt, coverage ratio debt, refinancing debt, capital leases and hedging obligations. Moreover, such amounts could change from time to time as a result of, among other things, the termination of any debt agreement (or specific terms therein) or changes in the debt agreements that result from negotiations with new or existing lenders. In addition, covenants included in agreements governing additional, future debt may impose greater restrictions on the incurrence of secured debt by TCEH. Consequently, the actual amount of senior secured debt that TCEH is permitted to incur under its debt agreements could be materially different than the amounts provided above.

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

TCEH expects to make its May and November 2012 interest payments on the TCEH Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on the notes is increased from 10.50% to 11.25%. TCEH is expected to further increase the aggregate principal amount of the notes by $88 million in May 2012 and $93 million in November 2012. The elections are expected to further increase liquidity in May 2012 by an amount equal to an estimated $82 million and in November 2012 by an amount equal to an estimated $87 million, constituting the amounts of cash interest that otherwise would have been payable on the notes.

Similarly, EFH Corp. expects to make its May and November 2012 interest payments on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. is expected to issue an additional $27 million aggregate principal amount of the notes in May 2012 and $28 million in November 2012. Also as a result of EFIH's ownership of EFH Corp. Toggle Notes ($2.784 billion principal amount at March 31, 2012), EFH Corp. is expected to issue to EFIH an additional $167 million aggregate principal amount of the notes in May 2012 and $177 million in November 2012. The elections are expected to further increase liquidity in May 2012 by an amount equal to a currently estimated $25 million (excluding $156 million related to notes held by EFIH) and in November 2012 by an amount equal to a currently estimated $26 million (excluding $166 million related to notes held by EFIH), constituting the amounts of cash interest that otherwise would have been payable on the notes. See Note 5 to Financial Statements for further discussion of the EFH Corp. Toggle Notes.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral posting obligations. In addition, TCEH's Commodity Collateral Posting Facility (CCP facility), an uncapped senior secured revolving credit facility that matures in December 2012, funds the cash collateral posting requirements for a significant portion of the positions in the natural gas price hedging program not otherwise secured by a first-lien interest in the assets of TCEH. The aggregate principal amount of the CCP facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the CCP facility, at March 31, 2012, approximately 90% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral posting requirements for those hedging transactions. Due to declines in forward natural gas prices, no amounts were outstanding under the CCP facility at March 31, 2012 or December 31, 2011. See Note 5 to Financial Statements for more information about the TCEH Senior Secured Facilities, which include the CCP facility.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. At March 31, 2012, restricted cash collateral held totaled $114 million. See Note 13 to Financial Statements regarding restricted cash.

With the natural gas price hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. At March 31, 2012, approximately 130 million MMBtu of positions related to the natural gas price hedging program were not directly secured on an asset-lien basis and thus have cash collateral posting requirements. The uncapped CCP facility supports the collateral posting requirements related to the majority of these positions. The positions supported by the CCP facility mature by the end of 2012, when the CCP facility matures.

At March 31, 2012, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$43 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $50 million posted at December 31, 2011;

•
$1.060 billion in cash has been received from counterparties, net of $24 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $1.055 billion received, net of $6 million in cash posted, at December 31, 2011;

•	$338 million in letters of credit have been posted with counterparties, as compared to $363 million posted at December 31, 2011, and

•	$96 million in letters of credit have been received from counterparties, as compared to $103 million received at December 31, 2011.

Income Tax Refunds/Payments — Income tax payments related to the Texas margin tax are expected to total approximately $48 million, and we do not expect to pay any federal income taxes to EFH Corp. in the next twelve months. There were no payments or refunds in the three months ended March 31, 2012. (See Note 12 to Financial Statements.)

We cannot reasonably estimate the ultimate amounts and timing of tax payments associated with uncertain tax positions, but expect that no material federal income tax payments related to such positions will be made in the next 12 months. (See Note 13 to Financial Statements.)

Interest Rate Swap Transactions — See Note 5 to Financial Statements for discussion of TCEH's interest rate swaps.

Accounts Receivable Securitization Program — TCEH participates in EFH Corp.'s accounts receivable securitization program with financial institutions (the funding entities). In accordance with transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Receivables Company, a consolidated, wholly-owned, bankruptcy-remote, direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $93 million and $104 million at March 31, 2012 and December 31, 2011, respectively. See Note 4 to Financial Statements for a more complete description of the program, including the impact of the program on the financial statements for the periods presented and the contingencies that could result in termination of the program and a reduction of liquidity should the underlying financing be settled.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain of our financing arrangements contain maintenance covenants with respect to leverage ratios and/or minimum net worth. At March 31, 2012, we were in compliance with all such covenants.

Covenants and Restrictions under Financing Arrangements — The TCEH Senior Secured Facilities and the indentures governing substantially all of the debt we have issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on our liquidity and operations.

Adjusted EBITDA (as used in the maintenance covenant contained in the TCEH Senior Secured Facilities) for the twelve months ended March 31, 2012 totaled $3.556 billion for TCEH. See Exhibits 99(b) and 99(c) for a reconciliation of net loss to Adjusted EBITDA for TCEH and EFH Corp., respectively, in the three and twelve months ended March 31, 2012 and 2011.

The table below summarizes TCEH's secured debt to Adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp. and TCEH that are applicable under certain other threshold covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the TCEH Senior Secured Notes, the TCEH Senior Secured Second Lien Notes, the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes at March 31, 2012 and December 31, 2011. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. or TCEH to incur certain permitted debt or make certain restricted payments and/or investments. EFCH and its consolidated subsidiaries are in compliance with their maintenance covenants.

	March 31, 2012	December 31, 2011	Threshold Level at March 31, 2012
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to Adjusted EBITDA ratio (a)	5.59 to 1.00	5.78 to 1.00	Must not exceed 8.00 to 1.00 (b)
Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.0 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	9.6 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.3 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.0 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.6 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	8.3 to 1.0	8.7 to 1.0	Equal to or less than 6.5 to 1.0
___________

(a)
At March 31, 2012, includes actual Adjusted EBITDA for both Oak Grove units and the Sandow 5 unit and all outstanding debt under the Delayed Draw Term Loan. At December 31, 2011, includes pro forma Adjusted EBITDA for the new Oak Grove 2 generation unit as well as actual Adjusted EBITDA for Sandow 5 and Oak Grove 1 units and all outstanding debt under the Delayed Draw Term Loan.

(b)
Calculation excludes secured debt that ranks junior to the TCEH Senior Secured Facilities and up to $1.5 billion ($906 million excluded at March 31, 2012) principal amount of TCEH senior secured first lien notes whose proceeds are used to prepay term loans or deposit letter of credit loans under the TCEH Senior Secured Facilities.

(c)
The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH's non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, at March 31, 2012, counterparties to those contracts could have required TCEH to post up to an aggregate of $50 million in additional collateral. This amount largely represents the below market terms of these contracts at March 31, 2012; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At March 31, 2012, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $29 million, with $12 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2012, TCEH posted letters of credit in the amount of $71 million, which are subject to adjustments.

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

ERCOT has rules in place to assure adequate credit worthiness of parties that participate in the "day-ahead" and "real-time markets" operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $145 million at March 31, 2012 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($20.241 billion at March 31, 2012) under such facilities.

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

Under the terms of a TCEH rail car lease, which had $42 million in remaining lease payments at March 31, 2012 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of another TCEH rail car lease, which had $46 million in remaining lease payments at March 31, 2012 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2012 that are expected to materially impact our financial statements.

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

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Month-end average Trading VaR:	$11	$4
Month-end high Trading VaR:	$12	$8
Month-end low Trading VaR:	$10	$1
VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Month-end average MtM VaR:	$168	$195
Month-end high MtM VaR:	$206	$268
Month-end low MtM VaR:	$127	$121

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

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Month-end average EaR:	$115	$170
Month-end high EaR:	$137	$228
Month-end low EaR:	$93	$121

The decreases in the risk measures (MtM VaR and EaR) above reflected a reduction of positions in the natural gas price hedging program due to maturities and lower forward natural gas prices.

Interest Rate Risk

At March 31, 2012, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $10 million, taking into account the interest rate swaps discussed in Note 5 to Financial Statements.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $1.926 billion at March 31, 2012. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at March 31, 2012 include $380 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $69 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At March 31, 2012, the exposure to credit risk from these counterparties totaled $1.546 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $1.114 billion in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $432 million decreased $149 million in the three months ended March 31, 2012, driven by maturities of positions in the natural gas price hedging program, partially offset by the effect of declining natural gas prices on the value of open positions in the program.

Of this $432 million net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and our internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure at March 31, 2012 arising from wholesale trade receivables, commodity contracts and hedging and trading activities. This credit exposure represents wholesale trade accounts receivable and net asset positions in the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 10 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

				Gross Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,535	$1,107	$428	$1,444	$109	$(18)	$1,535
Noninvestment grade	11	7	4	11	—	—	11
Totals	$1,546	$1,114	$432	$1,455	$109	$(18)	$1,546
Investment grade	99.3%		99.1%
Noninvestment grade	0.7%		0.9%

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

Significant (10% or greater) concentration of credit exposure exists with one counterparty, which represented 55% of the $432 million net exposure. We view exposure to this counterparty to be within an acceptable level of risk tolerance due to the counterparty's credit rating and the importance of our business relationship with the counterparty. However, this concentration increases the risk that a default would have a material effect on results of operations.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2011 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the NERC, the TRE, the PUCT, the RRC, the NRC, the EPA, the TCEQ, the US Mine Safety and Health Administration and the US Commodity Futures Trading Commission, with respect to, among other things:

◦	allowed prices;

◦	industry, market and rate structure;

◦	purchased power and recovery of investments;

◦	operations of nuclear generation facilities;

◦	operations of fossil-fueled generation facilities;

◦	operations of mines;

◦	acquisition and disposal of assets and facilities;

◦	development, construction and operation of facilities;

◦	decommissioning costs;

◦	present or prospective wholesale and retail competition;

◦	changes in tax laws and policies;

◦	changes in and compliance with environmental and safety laws and policies, including the CSAPR, MATS and climate change initiatives, and

◦	clearing over the counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of a recessionary environment;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the ERCOT electricity market;

•	our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist or cybersecurity threats or activities;

•	unanticipated population growth or decline, or changes in market demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the willingness of our lenders to extend the maturities of our debt instruments and the terms and conditions of any such extensions;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	activity in the credit default swap market related to our debt instruments;

•	financial restrictions placed on us by the agreements governing our debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on, or refinance, our debt instruments;

•	our ability to successfully execute our liability management program or otherwise address our debt maturities;

•	any defaults under certain of our financing arrangements that could trigger cross default or cross acceleration provisions under other financing arrangements;

•	our ability to make intercompany loans or otherwise transfer funds among different entities in our corporate structure;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to our financial instruments;

•	changes in technology used by and services offered by us;

•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and OPEB, and future funding requirements related thereto;

•	changes in assumptions used to estimate future executive compensation payments;

•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;

•	significant changes in critical accounting policies;

•	actions by credit rating agencies;

•	adverse claims by our creditors or holders of our debt securities;

•	our ability to effectively execute our operational strategy, and

•	our ability to implement cost reduction initiatives.

Any forward-looking statement speaks only at the date on which it is made, and except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. As such, you should not unduly rely on such forward-looking statements.

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

Item 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Reference is made to the discussion in Note 6 to Financial Statements regarding legal proceedings.

Item 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in such report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4.	MINE SAFETY DISCLOSURES

We currently own and operate 12 surface lignite coal mines in Texas to provide fuel for our electricity generation facilities. These mining operations are regulated by the US Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act), as well as other regulatory agencies such as the RRC. The MSHA inspects US mines, including ours, on a regular basis, and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Disclosure of MSHA citations, orders and proposed assessments are provided in Exhibit 95(a) to this quarterly report on Form 10-Q.

Item 6. Exhibits

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(3(i))	Articles of Incorporation

3(a)	333-153529 Form S-4 (filed September 17, 2008)	3(b)	—	Second Amended and Restated Articles of Incorporation of Energy Future Competitive Holdings Company (formerly known as TXU US Holdings Company)

(3(ii))	By-laws

3(b)	333-153529 Form S-4 (filed September 17, 2008)	3(e)	—	Restated Bylaws of Energy Future Competitive Holdings Company (formerly known as TXU US Holdings Company)

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			—
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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2012.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2012 and 2011.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2012 and 2011.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
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

Date: April 30, 2012