Form 10-Q
period 2012-06-30
Energy Future Competitive Holdings CO
filed 2012-07-31
CIK 1445049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
— OR —
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34543
Energy Future Competitive Holdings Company
(Exact name of registrant as specified in its charter)

Texas	75-1837355
(State of incorporation)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
Common Stock Outstanding at July 30, 2012: 2,062,768 Class A shares, without par value and 39,192,594 Class B shares, without par value.
Energy Future Competitive Holdings Company meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Energy Future Competitive Holdings Company's (EFCH) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. EFCH also from time to time makes available to the public, free of charge, on the EFH Corp. website certain financial statements of its wholly-owned subsidiary, Texas Competitive Electric Holdings Company LLC. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. The representations and warranties contained in any agreement that we have filed as an exhibit to this quarterly report on Form 10-Q or that we have or may publicly file in the future may contain representations and warranties made by and to the parties thereto as of specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.
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

MATS	the Mercury and Air Toxics Standard finalized by the EPA in December 2011 and published in February 2012

Merger	The transaction referred to in the Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007.

MMBtu	million British thermal units

Moody's	Moody's Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electric Reliability Corporation

NOx	nitrogen oxides

NRC	US Nuclear Regulatory Commission

NYMEX	the New York Mercantile Exchange, a physical commodity futures exchange

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

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Management, L.P. and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings.

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

TCEQ	Texas Commission on Environmental Quality

Texas Holdings	Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group, that owns substantially all of the common stock of EFH Corp.

TRE	Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with NERC standards and ERCOT protocols

TXU Energy
TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Operating revenues	$1,385	$1,679	$2,607	$3,351
Fuel, purchased power costs and delivery fees	(674)	(838)	(1,302)	(1,668)
Net gain (loss) from commodity hedging and trading activities	(136)	190	232	95
Operating costs	(228)	(247)	(435)	(463)
Depreciation and amortization	(334)	(364)	(663)	(726)
Selling, general and administrative expenses	(156)	(175)	(311)	(336)
Franchise and revenue-based taxes	(17)	(22)	(36)	(42)
Other income (Note 12)	7	4	10	40
Other deductions (Note 12)	(4)	(89)	(7)	(90)
Interest income	9	18	25	46
Interest expense and related charges (Note 12)	(855)	(1,172)	(1,498)	(1,701)
Loss before income taxes	(1,003)	(1,016)	(1,378)	(1,494)
Income tax benefit	342	349	464	512
Net loss	$(661)	$(667)	$(914)	$(982)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions of dollars)
Net loss	$(661)	$(667)	$(914)	$(982)
Other comprehensive income, net of tax effects – cash flow hedges derivative value net loss related to hedged transactions recognized during the period and reported in net loss (net of tax benefit of $1, $2, $2 and $6)	1	5	4	12
Comprehensive loss	$(660)	$(662)	$(910)	$(970)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(914)	$(982)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	761	854
Deferred income tax benefit, net	(482)	(934)
Unrealized net loss from mark-to-market valuations of commodity positions	765	385
Unrealized net (gain) loss from mark-to-market valuations of interest rate swaps (Note 5)	(4)	261
Interest expense on toggle notes payable in additional principal (Notes 5 and 12)	90	81
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 12)	102	116
Interest expense related to pushed-down debt of parent (Notes 5 and 12)	38	42
Third-party fees related to debt amendment and extension transactions (Note 12)	—	86
Bad debt expense (Note 4)	11	26
Accretion expense related primarily to mining reclamation obligations (Note 12)	18	27
Stock-based incentive compensation expense	3	2
Net (gain) loss on sale of assets	1	(2)
Other, net	8	(1)
Changes in operating assets and liabilities:
Margin deposits, net	59	155
Other operating assets and liabilities	(231)	271
Cash provided by operating activities	225	387
Cash flows — financing activities:
Issuances of long-term debt	—	1,750
Repayments/repurchases of long-term debt (Note 5)	(23)	(979)
Net short-term borrowings under accounts receivable securitization program (Note 4)	38	12
Decrease in other short-term borrowings (Note 5)	(485)	(503)
Decrease in income tax-related note payable to Oncor (Note 11)	(20)	(18)
Contributions from noncontrolling interests (Note 7)	4	8
Sale/leaseback of equipment	15	—
Debt amendment, exchange and issuance costs, including third-party fees expensed	—	(838)
Other, net	(1)	(1)
Cash used in financing activities	(472)	(569)
Cash flows — investing activities:
Capital expenditures	(385)	(269)
Nuclear fuel purchases	(96)	(107)
Notes due from affiliates	921	555
Proceeds from sales of assets	1	49
Changes in restricted cash	64	(22)
Proceeds from sales of environmental allowances and credits	—	1
Purchases of environmental allowances and credits	(13)	(9)
Proceeds from sales of nuclear decommissioning trust fund securities	31	1,784
Investments in nuclear decommissioning trust fund securities	(38)	(1,792)
Other, net	—	7
Cash provided by investing activities	485	197
Net change in cash and cash equivalents	238	15
Cash and cash equivalents — beginning balance	120	47
Cash and cash equivalents — ending balance	$358	$62

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$358	$120
Restricted cash (Note 12)	65	129
Trade accounts receivable — net (includes $544 and $524 in pledged amounts related to a VIE (Notes 2 and 4))	762	760
Notes receivable from parent (Note 11)	680	670
Inventories (Note 12)	449	418
Commodity and other derivative contractual assets (Note 9)	2,697	2,883
Margin deposits related to commodity positions	23	56
Other current assets	46	59
Total current assets	5,080	5,095
Restricted cash (Note 12)	947	947
Notes receivable from parent (Note 11)	—	922
Investments (Note 12)	667	629
Property, plant and equipment — net (Note 12)	18,965	19,218
Goodwill (Note 3)	6,152	6,152
Identifiable intangible assets — net (Note 3)	1,793	1,826
Commodity and other derivative contractual assets (Note 9)	1,211	1,552
Other noncurrent assets, primarily unamortized debt amendment and issuance costs	902	999
Total assets	$35,717	$37,340
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (includes $142 and $104 related to a VIE (Notes 2 and 5))	$327	$774
Advances from parent	8	7
Long-term debt due currently (Note 5)	99	39
Trade accounts payable	499	553
Trade accounts and other payables to affiliates	222	209
Notes payable to parent (Note 11)	65	57
Commodity and other derivative contractual liabilities (Note 9)	1,930	1,784
Margin deposits related to commodity positions	1,088	1,061
Accumulated deferred income taxes	62	53
Accrued income taxes payable to parent (Note 11)	47	74
Accrued taxes other than income	75	136
Accrued interest	382	394
Other current liabilities	221	266
Total current liabilities	5,025	5,407
Accumulated deferred income taxes	4,238	4,712
Commodity and other derivative contractual liabilities (Note 9)	1,811	1,692
Notes or other liabilities due to affiliates (Note 11)	377	363
Long-term debt held by affiliates (Note 11)	382	382
Long-term debt, less amounts due currently (Note 5)	30,114	30,076
Other noncurrent liabilities and deferred credits (Note 12)	2,370	2,424
Total liabilities	44,317	45,056
Commitments and Contingencies (Note 6)
Equity (Note 7):
EFCH shareholder's equity	(8,708)	(7,819)
Noncontrolling interests in subsidiaries	108	103
Total equity	(8,600)	(7,716)
Total liabilities and equity	$35,717	$37,340

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

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs are as follows:

Assets:	June 30, 2012	December 31, 2011	Liabilities:	June 30, 2012	December 31, 2011
Cash and cash equivalents	$11	$10	Short-term borrowings	$142	$104
Accounts receivable	544	525	Trade accounts payable	1	1
Property, plant and equipment	138	132	Other current liabilities	10	9
Other assets, including $2 million of current assets in both periods	6	6
Total assets	$699	$673	Total liabilities	$153	$114

The assets of our consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIEs do not have recourse to our assets to settle the obligations of the VIE.

3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides the goodwill balances at June 30, 2012 and December 31, 2011. There were no changes to the goodwill balances in the three or six months ended June 30, 2012. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,322
Accumulated impairment charges	(12,170)
Balance at June 30, 2012 and December 31, 2011	$6,152

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	June 30, 2012			December 31, 2011
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$361	$102	$463	$344	$119
Favorable purchase and sales contracts	548	304	244	548	288	260
Capitalized in-service software	252	93	159	241	79	162
Environmental allowances and credits	592	387	205	582	375	207
Mining development costs	158	68	90	140	55	85
Total intangible assets subject to amortization	$2,013	$1,213	800	$1,974	$1,141	833
Trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			38			38
Total intangible assets			$1,793			$1,826

Amortization expense related to intangible assets (including income statement line item) consisted of:

		Three Months Ended June 30,		Six Months Ended June 30,
Identifiable Intangible Asset	Income Statement Line	2012	2011	2012	2011
Retail customer relationship	Depreciation and amortization	$8	$13	$17	$26
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	8	8	15	17
Capitalized in-service software	Depreciation and amortization	8	8	15	14
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	4	21	9	43
Mining development costs	Depreciation and amortization	7	4	13	6
Total amortization		$35	$54	$69	$106

Estimated Amortization of Intangible Assets – The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Amortization Expense
2012	$127
2013	$122
2014	$105
2015	$96
2016	$79

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

The maximum funding amount currently available under the program is $350 million. Program funding increased from $104 million at December 31, 2011 to $142 million at June 30, 2012. Under the terms of the program, available funding at June 30, 2012 was reduced by $40 million of customer deposits held by the originator because TCEH's credit ratings were lower than Ba3/BB-.

All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Ongoing changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, reflect seasonal variations in the level of accounts receivable, changes in collection trends and other factors such as changes in sales prices and volumes. TXU Receivables Company has issued a subordinated note payable to the originator for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originator that was funded by the sale of the undivided interests. The subordinated note issued by TXU Receivables Company is subordinated to the undivided interests of the funding entities in the purchased receivables. The balance of the subordinated note payable, which is eliminated in consolidation, totaled $402 million and $420 million at June 30, 2012 and December 31, 2011, respectively.

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

Program fee amounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Program fees	$2	$2	$4	$4
Program fees as a percentage of average funding (annualized)	7.8%	9.8%	7.4%	8.0%

Activities of TXU Receivables Company were as follows:

	Six Months Ended June 30,
	2012	2011
Cash collections on accounts receivable	$2,111	$2,501
Face amount of new receivables purchased	(2,131)	(2,595)
Discount from face amount of purchased receivables	5	5
Program fees paid to funding entities	(4)	(4)
Servicing fees paid to Service Co. for recordkeeping and collection services	(1)	(1)
Increase (decrease) in subordinated notes payable	(18)	82
Cash flows provided to originator under the program	$(38)	$(12)

The program, which expires in October 2013, may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days outstanding ratio exceed stated thresholds, unless the funding entities waive such events of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Receivables Company or Service Co. defaults in any payment with respect to debt in excess of $50,000 in the aggregate for such entities, or if TCEH, any affiliate of TCEH acting as collection agent other than Service Co., any parent guarantor of the originator or the originator shall default in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. At June 30, 2012, there were no such events of termination.

If the program was terminated, TCEH's liquidity would be reduced because collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests from the funding entities instead of purchasing new receivables. We expect that the level of cash flows would normalize in approximately 16 to 30 days following termination.

Trade Accounts Receivable

	June 30, 2012	December 31, 2011
Wholesale and retail trade accounts receivable, including $544 and $524 in pledged retail receivables	$780	$787
Allowance for uncollectible accounts	(18)	(27)
Trade accounts receivable — reported in balance sheet	$762	$760

Gross trade accounts receivable at June 30, 2012 and December 31, 2011 included unbilled revenues of $310 million and $269 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2012	2011
Allowance for uncollectible accounts receivable at beginning of period	$27	$64
Increase for bad debt expense	11	26
Decrease for account write-offs	(20)	(36)
Reversal of reserve related to counterparty bankruptcy (Note 12)	—	(26)
Allowance for uncollectible accounts receivable at end of period	$18	$28

5. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At June 30, 2012, outstanding short-term borrowings totaled $327 million, which included $185 million under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.43%, excluding customary fees, and $142 million under the accounts receivable securitization program discussed in Note 4.

At December 31, 2011, outstanding short-term borrowings totaled $774 million, which included $670 million under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.46%, excluding certain customary fees, and $104 million under the accounts receivable securitization program.

Credit Facilities

Credit facilities with cash borrowing and/or letter of credit availability at June 30, 2012 are presented below. The facilities are all senior secured facilities of TCEH.

		June 30, 2012
Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Revolving Credit Facility (a)	October 2013	$645	$—	$58	$587
TCEH Revolving Credit Facility (a)	October 2016	1,409	—	127	1,282
TCEH Letter of Credit Facility (b)	October 2017 (b)	1,062	—	1,062	—
Subtotal TCEH		$3,116	$—	$1,247	$1,869
TCEH Commodity Collateral Posting Facility (c)	December 2012	Unlimited	$—	$—	Unlimited
___________

(a)
Facility used for letters of credit and borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. At June 30, 2012, borrowings under the facility maturing October 2013 bear interest at LIBOR plus 3.50%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 0.50% of the average daily unused portion of the facility. At June 30, 2012, borrowings under the facility maturing October 2016 bear interest at LIBOR plus 4.50%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 1.00% of the average daily unused portion of the facility.

(b)
Facility, $42 million of which matures in October 2014, used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not eligible for funding under the TCEH Commodity Collateral Posting Facility. The borrowings under this facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit and are classified as long-term debt. At June 30, 2012, the restricted cash totaled $947 million, after reduction for a $115 million letter of credit drawn in 2009 related to an office building financing. At June 30, 2012, the restricted cash supports $866 million in letters of credit outstanding, leaving $81 million in available letter of credit capacity.

(c)
Revolving facility used to fund cash collateral posting requirements for specified volumes of natural gas hedges totaling approximately 40 million MMBtu at June 30, 2012. At June 30, 2012, there were no borrowings under this facility.

Long-Term Debt

At June 30, 2012 and December 31, 2011, long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
TCEH
Senior Secured Facilities:
3.741% TCEH Term Loan Facilities maturing October 10, 2014 (a)(b)(c)	$3,809	$3,809
3.745% TCEH Letter of Credit Facility maturing October 10, 2014 (b)	42	42
0.195% TCEH Commodity Collateral Posting Facility maturing December 31, 2012 (d)	—	—
4.741% TCEH Term Loan Facilities maturing October 10, 2017 (a)(b)(c)	15,370	15,370
4.745% TCEH Letter of Credit Facility maturing October 10, 2017 (b)	1,020	1,020
11.5% Senior Secured Notes due October 1, 2020	1,750	1,750
15% Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (c)	2,046	2,046
10.25% Fixed Senior Notes due November 1, 2015, Series B (c)	1,442	1,442
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,656	1,568
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
6.75% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (e)	16	16
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
0.245% Floating Series 2001D-2 due May 1, 2033 (f)	97	97
0.251% Floating Taxable Series 2001I due December 1, 2036 (g)	62	62
0.245% Floating Series 2002A due May 1, 2037 (f)	45	45
6.75% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (e)	44	44
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (e)	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (h)	(116)	(120)
Other:
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015	14	28
7% Fixed Senior Notes due March 15, 2013	5	5
Capital leases	71	63
Other	3	3
Unamortized discount	(11)	(11)
Unamortized fair value discount (h)	(1)	(1)
Total TCEH	29,791	29,705

	June 30, 2012	December 31, 2011
EFCH (parent entity)
9.58% Fixed Notes due in annual installments through December 4, 2019	41	41
8.254% Fixed Notes due in quarterly installments through December 31, 2021	41	43
1.266% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (b)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (h)	(8)	(8)
Subtotal	83	85
EFH Corp. debt pushed down (i)
10% Fixed Senior Secured First Lien Notes due January 15, 2020	330	330
9.75% Fixed Senior Secured First Lien Notes due October 15, 2019	58	58
10.875% Fixed Senior Notes due November 1, 2017	98	98
11.25 / 12.00% Senior Toggle Notes due November 1, 2017	232	218
Unamortized premium	3	3
Subtotal — EFH Corp. debt pushed down	721	707
Total EFCH (parent entity)	804	792
Total EFCH consolidated	30,595	30,497
Less amount due currently	(99)	(39)
Less amount held by affiliates (Note 11)	(382)	(382)
Total long-term debt	$30,114	$30,076
____________

(a)	Interest rate swapped to fixed on $18.57 billion principal amount of maturities through October 2014 and up to an aggregate $12.6 billion principal amount from October 2014 through October 2017.

(b)	Interest rates in effect at June 30, 2012.

(c)	As discussed below and in Note 11, principal amounts of notes/term loans totaling $382 million at both June 30, 2012 and December 31, 2011 were held by EFH Corp. and EFIH.

(d)	Interest rate in effect at June 30, 2012, excluding a quarterly maintenance fee of $11 million. See "Credit Facilities" above for more information.

(e)
These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(f)	Interest rates in effect at June 30, 2012. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.

(g)	Interest rate in effect at June 30, 2012. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.

(h)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(i)
Represents 50% of the amount of these EFH Corp. securities guaranteed by, and pushed down to (pushed-down debt), EFCH (parent entity) per the discussion below under "Guarantees and Push Down of EFH Corp. Debt."

Debt Amounts Due Currently

Amounts due currently (within twelve months) at June 30, 2012 total $99 million and consist of $60 million principal amount of TCEH pollution control revenue bonds (PCRBs) subject to mandatory tender and remarketing in April 2013, which we expect to repurchase in April 2013, and $39 million of scheduled installment payments on capital leases and debt securities.

Debt Repayments

Repayments of long-term debt in the six months ended June 30, 2012 totaled $23 million and consisted of $16 million of payments of principal at scheduled maturity dates and $7 million of contractual payments under capitalized lease obligations. In addition, short-term borrowings of $485 million under the TCEH Revolving Credit Facility were repaid.

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

The amount reflected on our balance sheet as pushed down debt ($721 million and $707 million at June 30, 2012 and December 31, 2011, respectively, as shown in the long-term debt table above) represents 50% of the principal amount (plus unamortized premium) of the EFH Corp. Merger-related debt guaranteed by EFCH (parent entity). This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH (parent entity) and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp. (see Note 7).

The tables below present, at June 30, 2012 and December 31, 2011, an analysis of the total outstanding principal amount of EFH Corp. debt that EFCH (parent entity) and EFIH have guaranteed (fully and unconditionally on a joint and several basis), as (i) amounts that EFIH held as an investment, (ii) amounts held by nonaffiliates subject to push down to our balance sheet and (iii) amounts held by nonaffiliates that are not Merger-related. The EFCH (parent entity) guarantee of the EFH Corp. debt is not secured, and the EFIH guarantee of the EFH Corp. Senior Notes is not secured. The EFIH guarantees of the EFH Corp. 10% and 9.75% Notes are secured on an equal and ratable basis by EFIH's pledge of 100% of the membership interests and other investments it owns in Oncor Holdings (the EFIH Collateral).

June 30, 2012
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$661	$400	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,951	464	—	3,415
Subtotal	$4,542	$1,436	$400	6,378
EFH Corp. P&I and SG&A demand notes payable to TCEH (Note 11)				680
Total				$7,058

December 31, 2011
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 10% Senior Secured Notes	$—	$661	$400	$1,061
EFH Corp. 9.75% Senior Secured Notes	—	115	—	115
EFH Corp. 10.875% Senior Notes	1,591	196	—	1,787
EFH Corp. 11.25/12.00% Senior Toggle Notes	2,784	438	—	3,222
Subtotal	$4,375	$1,410	$400	6,185
EFH Corp. P&I and SG&A demand notes payable to TCEH (Note 11)				1,592
Total				$7,777

Information Regarding Other Significant Outstanding Debt

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities totaled $20.426 billion at June 30, 2012 and consisted of:

•	$3.809 billion of TCEH Term Loan Facilities maturing in October 2014 with interest payable at LIBOR plus 3.50%;

•	$15.370 billion of TCEH Term Loan Facilities maturing in October 2017 with interest payable at LIBOR plus 4.50%;

•	$42 million of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2014 with interest payable at LIBOR plus 3.50% (see discussion under "Credit Facilities" above);

•	$1.020 billion of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2017 with interest payable at LIBOR plus 4.50% (see discussion under "Credit Facilities" above), and

•
Amounts borrowed under the TCEH Revolving Credit Facility, which may be reborrowed from time to time until October 2013 with respect to $645 million of commitments and until October 2016 with respect to $1.409 billion of commitments, totaled $58 million and $127 million, respectively, at June 30, 2012.

The TCEH Commodity Collateral Posting Facility, under which there were no borrowings at June 30, 2012, will mature in December 2012.

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

The TCEH Senior Secured Facilities are fully and unconditionally guaranteed jointly and severally on a senior secured basis by EFCH, and subject to certain exceptions, each existing and future direct or indirect wholly-owned US subsidiary of TCEH. The TCEH Senior Secured Facilities, along with the TCEH Senior Secured Notes and certain commodity hedging transactions and the interest rate swaps described under "TCEH Interest Rate Swap Transactions" below, are secured on a first priority basis by (i) substantially all of the current and future assets of TCEH and TCEH's subsidiaries who are guarantors of such facilities and (ii) pledges of the capital stock of TCEH and certain current and future direct or indirect subsidiaries of TCEH.

TCEH 11.5% Senior Secured Notes — At June 30, 2012, the principal amount of the TCEH 11.5% Senior Secured Notes totaled $1.750 billion. The notes mature in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, at a fixed rate of 11.5% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

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

TCEH 15% Senior Secured Second Lien Notes (including Series B) — At June 30, 2012, the principal amount of the TCEH 15% Senior Secured Second Lien Notes totaled $1.571 billion. These notes mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Credit Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Credit Facilities on a first-priority basis, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

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

TCEH 10.25% Senior Notes (including Series B) and 10.50/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — At June 30, 2012, the principal amount of the TCEH Senior Notes totaled $5.144 billion, including $363 million aggregate principal amount held by EFH Corp. and EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, EFCH (which owns 100% of TCEH), and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes mature in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The TCEH Toggle Notes mature in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest. For any interest period until November 2012, TCEH may elect to pay interest on the Toggle Notes (i) entirely in cash; (ii) by increasing the principal amount of the notes or by issuing new TCEH Toggle Notes (PIK Interest); or (iii) 50% in cash and 50% in PIK Interest. Once TCEH makes a PIK election, which it did effective with the May 2009 interest payment, the election is valid for each succeeding interest payment period until TCEH revokes the election.

Fair Value of Long-Term Debt

At June 30, 2012 and December 31, 2011, the estimated fair value of our long-term debt (excluding capital leases) totaled $16.164 billion and $18.740 billion, respectively, and the carrying amount totaled $30.524 billion and $30.434 billion, respectively. We determine fair value in accordance with accounting standards as discussed in Note 8 and at June 30, 2012 represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

TCEH Interest Rate Swap Transactions

TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at June 30, 2012, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

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

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at June 30, 2012 totaled $18.57 billion notional amount, an increase of $0.8 billion from December 31, 2011 reflecting new and expired swaps. The basis swaps relate to debt outstanding through 2014.

The interest rate swap counterparties, certain of which are parties to master netting agreements, are secured on an equal and ratable basis by the same collateral package granted to the lenders under the TCEH Senior Secured Facilities.

The interest rate swaps have resulted in net losses reported in interest expense and related charges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized net loss	$(168)	$(173)	$(337)	$(333)
Unrealized net gain (loss)	(107)	(403)	4	(261)
Total	$(275)	$(576)	$(333)	$(594)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $2.227 billion and $2.231 billion at June 30, 2012 and December 31, 2011, respectively, of which $69 million and $76 million (both pre-tax), respectively, were reported in accumulated other comprehensive income.

6. COMMITMENTS AND CONTINGENCIES

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. See Note 5 for discussion of guarantees and security for certain of our debt and EFCH guarantees of certain EFH Corp. debt.

Letters of Credit

At June 30, 2012, TCEH had outstanding letters of credit under its credit facilities totaling $866 million as follows:

•	$448 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•
$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$71 million to support TCEH's REP's financial requirements with the PUCT, and

•	$139 million for miscellaneous credit support requirements.

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

In January 2012, the Sierra Club filed a petition in Travis County, Texas District Court challenging the TCEQ's decision to issue permit amendments imposing limits on emissions during planned startup, shutdown and maintenance activities at Luminant's Big Brown, Monticello, Martin Lake and Sandow Unit 4 generation facilities. In July 2012, the Sierra Club voluntarily dismissed its challenge, with prejudice to refiling these claims in state court. Accordingly, this matter has been favorably resolved.

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly-owned subsidiary of TCEH) for alleged violations of the Clean Air Act (CAA) at Luminant's Martin Lake generation facility. In May 2012, the Sierra Club filed a lawsuit in the US District Court for the Western District of Texas (Waco Division) against EFH Corp. and Luminant Generation Company LLC for alleged violations of the CAA at Luminant's Big Brown generation facility. While we are unable to estimate any possible loss or predict the outcome, we believe that the Sierra Club's claims are without merit, and we intend to vigorously defend these lawsuits. The litigation related to Martin Lake is currently stayed by the court. In addition, in December 2010 and again in October 2011, the Sierra Club informed Luminant that it may sue Luminant for allegedly violating CAA provisions in connection with Luminant's Monticello generation facility. In May 2012, the Sierra Club informed us that it may sue us for allegedly violating CAA provisions in connection with Luminant's Sandow 4 generation facility. While we cannot predict whether the Sierra Club will actually file suit regarding Monticello or Sandow 4 or the outcome of any resulting proceedings, we believe we have complied with all requirements of the CAA at all of our generation facilities.

See below for discussion of the pending legal challenge of the CSAPR and our motion to stay the effective date of the CSAPR, in each case as applied to Texas.

Regulatory Reviews

In June 2008, the EPA issued an initial request for information to TCEH under the EPA's authority under Section 114 of CAA. The stated purpose of the request is to obtain information necessary to determine compliance with the CAA, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement. In July 2012, the EPA sent us a notice of violation alleging noncompliance with the CAA's New Source Review Standards and the air permits at our Martin Lake and Big Brown generation facilities. We are evaluating the notice of violation and intend to confer with the EPA regarding the bases for the notice. We continue to believe that we have complied with all requirements of the CAA at all of our generation facilities, but we are unable to predict the outcome of this matter.

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

In December 2011, the D.C. Circuit Court granted our motion and all other motions for a judicial stay of the CSAPR in its entirety, including as applied to Texas. The D.C. Circuit Court's order does not invalidate the CSAPR but stays the implementation of its emissions reduction programs until a final ruling regarding the CSAPR's validity is issued by the D.C. Circuit Court. The D.C. Circuit Court's order states that the EPA is expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the court's resolution of the petitions for review. Oral argument on the petitions was held in April 2012. We cannot predict when or how the D.C. Circuit Court will rule on the petitions.

In February 2012, the EPA released a final rule (Final Revisions) and a proposed rule revising certain aspects of the CSAPR, including increases in the emissions budgets for Texas and our generation assets as compared to the July 2011 version of the rule. In March 2012, we submitted comments to the EPA on the proposed rule requesting the EPA to make additional corrections to the CSAPR's budgets for Texas. In June 2012, the EPA finalized the proposed rule (Second Revised Rule). As compared to the proposed revisions to the CSAPR issued by the EPA in October 2011, these recent rules finalize emissions budgets for our generation assets that are approximately 6% lower for SO2, 3% higher for annual NOx and 2% higher for seasonal NOx. Because the CSAPR is currently stayed by the D.C. Circuit Court, the Final Revisions and the Second Revised Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. In April 2012, we filed in the D.C. Circuit Court a petition for review of the Final Revisions on the ground, among others, that the rules do not include all of the budget corrections we requested from the EPA. We cannot predict whether, when, or in what form the CSAPR, the Final Revisions or the Second Revised Rule will take effect.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

7. EQUITY

Dividend Restrictions

While EFCH has no contractual dividend restrictions, the TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash dividend on their common stock unless at the time, and after giving effect to such distribution, TCEH's consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. At June 30, 2012, the ratio was 8.2 to 1.0.

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

Noncontrolling Interests

As discussed in Note 2, we consolidate a joint venture formed in 2009 for the purpose of developing two new nuclear generation units and the VIE related to our accounts receivable securitization program, each of which results in a noncontrolling interests component of equity. Net loss attributable to the noncontrolling interests was immaterial in the six months ended June 30, 2012 and 2011.

Equity

The following table presents the changes to equity in the six months ended June 30, 2012:

	EFCH Shareholder's Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$7,351	$(15,121)	$(49)	$103	$(7,716)
Net loss	—	(914)	—	—	(914)
Effect of stock-based incentive compensation plans	4	—	—	—	4
Net effect of cash flow hedges	—	—	4	—	4
Investment by noncontrolling interests	—	—	—	4	4
Effect of debt push-down from EFH Corp. (a)	17	—	—	—	17
Other	—	—	—	1	1
Balance at June 30, 2012	$7,372	$(16,035)	$(45)	$108	$(8,600)
 _______________

(a)	Represents the interest and income tax effects of debt pushed down from EFH Corp. (Note 5).

The following table presents the changes to equity in the six months ended June 30, 2011:

	EFCH Shareholder's Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$7,151	$(13,319)	$(68)	$87	$(6,149)
Net loss	—	(982)	—	—	(982)
Effect of stock-based incentive compensation plans	3	—	—	—	3
Net effect of cash flow hedges	—	—	12	—	12
Investment by noncontrolling interests	—	—	—	8	8
Effect of debt push-down from EFH Corp. (a)	213	—	—	—	213
Other	(1)	—	—	—	(1)
Balance at June 30, 2011	$7,366	$(14,301)	$(56)	$95	$(6,896)
 _______________

(a)	Represents the interest and income tax effects of debt pushed down from EFH Corp. (Note 5).

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

At June 30, 2012, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$377	$3,281	$217	$33	$3,908
Nuclear decommissioning trust – equity securities (c)	231	136	—	—	367
Nuclear decommissioning trust – debt securities (c)	—	252	—	—	252
Total assets	$608	$3,669	$217	$33	$4,527
Liabilities:
Commodity contracts	$389	$887	$205	$33	$1,514
Interest rate swaps	—	2,227	—	—	2,227
Total liabilities	$389	$3,114	$205	$33	$3,741
 _______________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the balance sheet.

(c)	The nuclear decommissioning trust investment is included in the investments line on the balance sheet. See Note 12.

At December 31, 2011, assets and liabilities measured at fair value on a recurring basis consisted of the following:

	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$395	$3,915	$124	$1	$4,435
Nuclear decommissioning trust – equity securities (c)	208	124	—	—	332
Nuclear decommissioning trust – debt securities (c)	—	242	—	—	242
Total assets	$603	$4,281	$124	$1	$5,009
Liabilities:
Commodity contracts	$446	$727	$71	$1	$1,245
Interest rate swaps	—	2,231	—	—	2,231
Total liabilities	$446	$2,958	$71	$1	$3,476
 _______________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the balance sheet.

(c)	The nuclear decommissioning trust investment is included in the investments line on the balance sheet. See Note 12.

In conjunction with ERCOT's transition to a nodal wholesale market structure effective December 2010, we have entered into certain derivative transactions (primarily congestion revenue rights transactions) that are valued at illiquid pricing locations (unobservable inputs), thus requiring classification as Level 3 assets or liabilities.

Commodity contracts consist primarily of natural gas, electricity, fuel oil, uranium and coal derivative instruments entered into for hedging purposes and include physical contracts that have not been designated "normal" purchases or sales. See Note 9 for further discussion regarding the company's use of derivative instruments.

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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy in the three and six months ended June 30, 2012 and 2011. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 in the three and six months ended June 30, 2012 and 2011.

The following table presents the fair value of the Level 3 assets and liabilities by major contract type (all related to commodity contracts) and the significant unobservable inputs used in the valuations at June 30, 2012:

	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$33	$(71)	$(38)	Valuation Model	Volumes (c)	0.5 to 0.6 terawatt-hours
					Illiquid pricing locations (d)	$25 to $40/MWh
					Hourly price curve shape (e)	$15 to $55 MWh
					Probability of default (f)	0% to 30%
					Recovery rate (g)	0% to 40%

Electricity spread options	142	(64)	78	Option Pricing Model	Gas to power correlation (h)	25% to 90%
					Power volatility (i)	15% to 60%

Electricity congestion revenue rights	27	(2)	25	Market Approach (j)	Illiquid price differences between settlement points (k)	$0.00 to $1.35

Coal purchases	—	(54)	(54)	Market Approach (j)	Illiquid price variances between mines (l)	$0.00 to $1.00
					Probability of default (f)	5% to 40%
					Recovery rate (g)	0% to 40%

Other	15	(14)	1

Total	$217	$(205)	$12
____________

(a)
Electricity purchase and sales contracts include wind generation agreements and hedging positions in the ERCOT west region, as well as power contracts, the valuations of which include unobservable inputs related to the hourly shaping of the price curve. Electricity spread options consist of physical electricity call options. Electricity congestion revenue rights contracts consist of forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points within ERCOT. Coal purchase contracts relate to western (Powder River Basin) coal.

(b)	The range of the inputs may be influenced by factors such as time of day, delivery period, season and location.

(c)	Based on the historical average annual range of wind generation.

(d)	Based on the historical range of forward average monthly ERCOT West Hub prices.

(e)	Based on the historical range of forward average hourly ERCOT North Hub prices.

(f)	Estimate of the range of probabilities of default based on past experience and the length of the contract as well as our and counterparties' credit ratings.

(g)	Estimate of the default recovery rate based on historical corporate rates.

(h)	Estimate of the historical range based on forward natural gas and on-peak power prices for the ERCOT hubs most relevant to our spread options.

(i)	Based on historical forward price changes.

(j)
While we use the market approach, there is either insufficient market data to consider the valuation liquid or the significance of credit reserves or non-performance risk adjustments results in a Level 3 designation.

(k)	Based on the historical price differences between settlement points in ERCOT North Hub.

(l)	Based on the historical range of price variances between mine locations.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) in the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$(5)	$4	$53	$342
Total realized and unrealized gains (losses) included in net loss	52	(30)	(17)	(48)
Purchases, issuances and settlements (a):
Purchases	5	53	13	64
Issuances	(4)	(2)	(12)	(3)
Settlements	3	(2)	23	13
Transfers into Level 3 (b)	(39)	—	(46)	—
Transfers out of Level 3 (b)	—	—	(2)	(345)
Net change (c)	17	19	(41)	(319)
Balance at end of period	$12	$23	$12	$23
Net change in unrealized gains (losses) included in net loss relating to instruments held at end of period	27	(26)	(32)	(24)
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. Transfers out during 2012 reflect increased observability of pricing related to certain congestion revenue rights. Transfers in during 2012 were driven by an increase in nonperformance risk adjustments related to a coal purchase contract as well as certain power contracts that include unobservable inputs related to the hourly shaping of the price curve. Transfers out during 2011 were driven by the effect of an increase in option market trading activity on our natural gas collars for 2014. All Level 3 transfers during 2011 and 2012 are in and out of Level 2.

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

Natural Gas Price Hedging Program — TCEH has a natural gas price hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales and related cash flows. In ERCOT, the wholesale price of electricity has generally moved with the price of natural gas. Under the program, TCEH has entered into market transactions involving natural gas-related financial instruments and has sold forward natural gas through 2014. These transactions are intended to hedge a portion of electricity price exposure related to expected lignite/coal- and nuclear-fueled generation for this period. Changes in the fair value of the instruments under the natural gas price hedging program are reported in the income statement in net gain (loss) from commodity hedging and trading activities.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets at June 30, 2012 and December 31, 2011:

June 30, 2012
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,681	$—	$16	$—	$2,697
Noncurrent assets	1,210	—	1	—	1,211
Current liabilities	(7)	—	(1,386)	(537)	(1,930)
Noncurrent liabilities	(9)	—	(112)	(1,690)	(1,811)
Net assets (liabilities)	$3,875	$—	$(1,481)	$(2,227)	$167

December 31, 2011
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$2,883	$—	$—	$—	$2,883
Noncurrent assets	1,552	—	—	—	1,552
Current liabilities	(1)	—	(1,162)	(621)	(1,784)
Noncurrent liabilities	—	—	(82)	(1,610)	(1,692)
Net assets (liabilities)	$4,434	$—	$(1,244)	$(2,231)	$959

At June 30, 2012 and December 31, 2011, there were no derivative positions accounted for as cash flow or fair value hedges.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet and totaled $1.073 billion and $1.006 billion in net liabilities at June 30, 2012 and December 31, 2011, respectively. Reported amounts as presented in the above table do not reflect netting of assets and liabilities with the same counterparties under existing netting arrangements. This presentation can result in significant volatility in derivative assets and liabilities because we may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

The following table presents the pre-tax effect on net income of derivatives not under hedge accounting, including realized and unrealized effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative (income statement presentation)	2012	2011	2012	2011
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$(133)	$189	$225	$171
Interest rate swaps (Interest expense and related charges) (b)	(275)	(576)	(333)	(594)
Net gain (loss)	$(408)	$(387)	$(108)	$(423)
_______________

(a)
Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

(b)	Includes amounts reported as unrealized mark-to-market net (gain) loss as well as the net effect on interest paid/accrued, both reported in "Interest Expense and Related Charges" (see Note 12).

The following table presents the pre-tax effect on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges. There were no amounts recognized in OCI in the three or six months ended June 30, 2012 or 2011.

Derivative type (income statement presentation of loss reclassified	Three Months Ended June 30,		Six Months Ended June 30,
from accumulated OCI into income)	2012	2011	2012	2011
Interest rate swaps (interest expense and related charges)	$(2)	$(7)	$(5)	$(17)
Interest rate swaps (depreciation and amortization)	—	—	(1)	(1)
Total	$(2)	$(7)	$(6)	$(18)

There were no transactions designated as cash flow hedges during the three or six months ended June 30, 2012 or 2011.

Accumulated other comprehensive income related to cash flow hedges at June 30, 2012 and December 31, 2011 totaled $45 million and $49 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. We expect that $7 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at June 30, 2012 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Derivative Volumes — The following table presents the gross notional amounts of derivative volumes at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed	$31,172	$31,255	Million US dollars
Basis (a)	$18,567	$19,167	Million US dollars
Natural gas:
Natural gas price hedge forward sales and purchases (b)	1,144	1,602	Million MMBtu
Locational basis swaps	698	728	Million MMBtu
All other	1,838	841	Million MMBtu
Electricity	104,939	105,673	GWh
Congestion Revenue Rights (c)	88,409	142,301	GWh
Coal	17	23	Million tons
Fuel oil	50	51	Million gallons
Uranium	430	480	Thousand pounds
_______________

(a)	The December 31, 2011 amount includes $1.417 billion notional amount of swaps entered into but not effective until February 2012.

(b)
Represents gross notional forward sales, purchases and options transactions in the natural gas price hedging program. The net amount of these transactions was approximately 550 million MMBtu and 700 million MMBtu at June 30, 2012 and December 31, 2011, respectively.

(c)	Represents gross forward purchases associated with instruments used to hedge price differences between settlement points in the nodal wholesale market design in ERCOT.

Credit Risk-Related Contingent Features of Derivatives

The agreements that govern our derivative instrument transactions may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of these agreements require the posting of collateral if our credit rating is downgraded by one or more credit rating agencies; however, due to our credit ratings being below investment grade, substantially all of such collateral posting requirements are already effective.

At June 30, 2012 and December 31, 2011, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $789 million and $364 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $202 million and $78 million at June 30, 2012 and December 31, 2011, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, at June 30, 2012 and December 31, 2011, the remaining related liquidity requirement would have totaled $12 million and $7 million, respectively, after reduction for net accounts receivable and derivative assets under netting arrangements.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. At June 30, 2012 and December 31, 2011, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $2.478 billion and $2.651 billion, respectively, before consideration of the amount of assets subject to the liens. No cash collateral or letters of credit were posted with these counterparties at June 30, 2012 or December 31, 2011 to reduce the liquidity exposure. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered at June 30, 2012 and December 31, 2011, the remaining related liquidity requirement after reduction for derivative assets under netting arrangements but before consideration of the amount of assets subject to the liens would have totaled $1.151 billion and $1.160 billion, respectively. See Note 5 for a description of other obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $3.267 billion and $3.015 billion at June 30, 2012 and December 31, 2011, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. At June 30, 2012, total credit risk exposure to all counterparties related to derivative contracts totaled $4.098 billion (including associated accounts receivable). The net exposure to those counterparties totaled $333 million at June 30, 2012 after taking into effect master netting arrangements, setoff provisions and collateral. The net exposure assuming setoff provisions in the event of default across all EFH Corp. consolidated subsidiaries totaled $188 million. At June 30, 2012, the credit risk exposure to the banking and financial sector represented 87% of the total credit risk exposure, a significant amount of which is related to the natural gas price hedging program, and the largest net exposure to a single counterparty totaled $145 million. Taking into account setoff provisions in the event of a default across all EFH Corp. consolidated subsidiaries, this counterparty exposure would be eliminated.

Exposure to banking and financial sector counterparties is considered to be within an acceptable level of risk tolerance because all of this exposure is with counterparties with investment grade credit ratings. However, this concentration increases the risk that a default by any of these counterparties would have a material effect on our financial condition, results of operations and liquidity. The transactions with these counterparties contain certain provisions that would require the counterparties to post collateral in the event of a material downgrade in their credit rating.

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

10. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

Our subsidiaries are participating employers in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. Our subsidiaries also participate with EFH Corp. and certain other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and OPEB costs applicable to us totaled $11 million and $13 million in the three months ended June 30, 2012 and 2011, respectively, and $21 million and $26 million in the six months ended June 30, 2012 and 2011, respectively.

The discount rates reflected in net pension and OPEB costs in 2012 are 5.00% and 4.95%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2012 cost amounts are 7.4% and 6.8%, respectively.

11. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions:

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services totaled $238 million and $251 million in the three months ended June 30, 2012 and 2011, respectively, and $465 million and $490 million in the six months ended June 30, 2012 and 2011, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at June 30, 2012 and December 31, 2011 reflect amounts due currently to Oncor totaling $149 million and $138 million, respectively, (included in trade accounts and other payables to affiliates) primarily related to these electricity delivery fees.

•
Oncor's bankruptcy-remote financing subsidiary has issued securitization bonds to recover generation-related regulatory assets through a transition surcharge to its customers. Oncor's incremental income taxes related to the transition surcharges it collects are being reimbursed by TCEH. Therefore, the balance sheet reflects a noninterest bearing note payable maturing in 2016 to Oncor of $159 million ($42 million current portion included in trade accounts and other payables to affiliates) and $179 million ($41 million current portion included in trade accounts and other payables to affiliates) at June 30, 2012 and December 31, 2011, respectively. TCEH's payments on the note totaled $10 million and $9 million in the three months ended June 30, 2012 and 2011, respectively, and $20 million and $18 million in the six months ended June 30, 2012 and 2011, respectively.

•
TCEH reimburses Oncor for interest expense on Oncor's bankruptcy-remote financing subsidiary's securitization bonds. This reimbursement, which is reported as interest expense and paid on a monthly basis, totaled $7 million and $8 million in the three months ended June 30, 2012 and 2011, respectively, and $14 million and $16 million in the six months ended June 30, 2012 and 2011, respectively.

•
Notes receivable from EFH Corp. are payable to TCEH on demand and arise from cash loaned for debt principal and interest payments and other general corporate purposes of EFH Corp. At June 30, 2012 and December 31, 2011, the notes consisted of:

	June 30, 2012	December 31, 2011
Note related to debt principal and interest payments (P&I Note)	$447	$1,359
Note related to general corporate purposes (SG&A Note)	233	233
Total	$680	$1,592

The demand notes are guaranteed by EFIH and EFCH on an unsecured basis. In connection with the amendment to the TCEH Senior Secured Facilities discussed in Note 9 to Financial Statements in our 2011 Form 10-K, $770 million of the SG&A Note was repaid in April 2011. These demand notes have been pledged as collateral under the TCEH Senior Secured Facilities. In February 2012, $950 million of the P&I Note was repaid by EFH Corp. The repayment was funded by a debt issuance at EFIH in February 2012. In connection with the amendment to the TCEH Senior Secured Facilities, $770 million of the SG&A note was repaid in April 2011. The average daily balance of the notes totaled $674 million and $1.345 billion in the three months ended June 30, 2012 and 2011, respectively, and $891 million and $1.636 billion in the six months ended June 30, 2012 and 2011, respectively. The notes carry interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income related to the notes totaled $9 million and $18 million in the three months ended June 30, 2012 and 2011, respectively, and $24 million and $43 million in the six months ended June 30, 2012 and 2011, respectively. Because EFH Corp. has sufficient liquidity and the intent to repay the notes within the next 12 months, at June 30, 2012, the $680 million balance of demand notes receivable from EFH Corp. is reported as a current asset in the balance sheet.

•
TCEH had a demand note payable to EFH Corp. totaling $770 million for the period January to April 2011. The proceeds from the note were used to repay borrowings under the TCEH Revolving Credit Facility. The average daily balance of the note in the three and six months ended June 30, 2011 was $26 million and $371 million, respectively. The note carried interest at a rate based on the one-month LIBOR rate plus 3.50%, and interest expense related to this note totaled $1 million and $7 million in the three and six months ended June 30, 2011. In addition, EFCH has a demand note payable to EFH Corp., the proceeds from which were used to repay outstanding debt. The note totaled $65 million and $57 million at June 30, 2012 and December 31, 2011, respectively, and carried interest at a rate based on the one-month LIBOR rate plus 5%. Interest expense related to this note totaled $831 thousand and $557 thousand in the three months ended June 30, 2012 and 2011, respectively, and $1.6 million and $1.1 million in the six months ended June 30, 2012 and 2011, respectively.

•
Receivables from affiliates are measured at historical cost and primarily consist of notes receivable for cash loaned to EFH Corp. for debt principal and interest payments and other general corporate purposes of EFH Corp. as discussed above. TCEH reviews economic conditions, counterparty credit scores and historical payment activity to assess the overall collectability of its affiliated receivables. There were no credit loss allowances at June 30, 2012 and December 31, 2011.

•
Our subsidiaries pay a subsidiary of EFH Corp. for information technology, financial, accounting and other administrative services at cost. These costs, which are primarily reported in SG&A expenses, totaled $58 million and $51 million in the three months ended June 30, 2012 and 2011, respectively, and $116 million and $100 million in the six months ended June 30, 2012 and 2011, respectively.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor and remitted monthly to TCEH, with the intent that the trust fund assets, reported in investments in our balance sheet, will be sufficient to fund the decommissioning liability, reported in noncurrent liabilities in our balance sheet. The delivery fee surcharges remitted to TCEH totaled $4 million in each of the three month periods ended June 30, 2012 and 2011, respectively, and $8 million in each of the six month periods ended June 30, 2012 and 2011, respectively. Income and expenses associated with the trust fund and the decommissioning liability are offset by a net change in the intercompany receivable/payable between Oncor and TCEH, which in turn results in a change in Oncor's net regulatory asset/liability. At June 30, 2012 and December 31, 2011, the excess of the trust fund balance over the decommissioning liability resulted in a payable to Oncor totaling $260 million and $225 million, respectively, included in notes or other liabilities due affiliates in our balance sheet.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns that include our results; however, under a tax sharing agreement, our federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if we file our own corporate income tax return. As a result, we had income taxes payable to EFH Corp. of $47 million and $74 million at June 30, 2012 and December 31, 2011, respectively. We made income tax payments to EFH Corp. of $37 million and $19 million in the six months ended June 30, 2012 and 2011, respectively.

•
Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both June 30, 2012 and December 31, 2011, TCEH had posted letters of credit in the amount of $12 million for the benefit of Oncor.

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

•
In the six months ended June 30, 2011, fees paid to Goldman related to debt issuances, amendments and extensions totaled $26 million, described as follows: (i) Goldman acted as a joint lead arranger and joint book-runner in the April 2011 amendment and extension of the TCEH Senior Secured Facilities and received fees totaling $17 million and (ii) Goldman acted as a joint book-running manager and initial purchaser in the issuance of $1.750 billion principal amount of TCEH Senior Secured Notes as part of the April 2011 amendment and extension and received fees totaling $9 million. Affiliates of KKR and TPG Management, L.P. served as advisers to these transactions, and each received $5 million as compensation for their services.

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

•	As a result of debt repurchase and exchange transactions in 2009 through 2011, EFH Corp. and EFIH held as investments TCEH debt securities as follows (principal amounts):

	June 30, 2012	December 31, 2011
TCEH Senior Notes:
Held by EFH Corp.	$284	$284
Held by EFIH	79	79
TCEH Term Loan Facilities:
Held by EFH Corp.	19	19
Total	$382	$382

Interest expense on the notes totaled $10 million and $9 million in the three months ended June 30, 2012 and 2011, respectively, and $19 million and $17 million in the six months ended June 30, 2012 and 2011, respectively.

See Notes 5 and 6 for guarantees and push-down of certain EFH Corp. debt and Note 10 for allocation of EFH Corp. pension and OPEB costs to us.

12. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other income:
Consent fee related to novation of hedge positions between counterparties	$6	$—	$6	$—
Insurance settlement	—	—	2	—
Mineral rights royalty income	1	1	2	1
Settlement of counterparty bankruptcy claims (a)	—	—	—	21
Property damage claim	—	—	—	7
Franchise tax refund	—	—	—	6
Other	—	3	—	5
Total other income	$7	$4	$10	$40
Other deductions:
Net third-party fees paid in connection with the amendment and extension of the TCEH Senior Secured Facilities	$—	$86	$—	$86
Other	4	3	7	4
Total other deductions	$4	$89	$7	$90
____________

(a)
Represents net cash received as a result of the settlement of bankruptcy claims against a hedging/trading counterparty. A reserve of $26 million was established in 2008 related to amounts then due from the counterparty.

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$643	$643	$1,292	$1,217
Interest related to pushed down debt	19	19	38	42
Accrued interest to be paid with additional toggle notes (Note 5)	46	41	90	81
Unrealized mark-to-market net (gain) loss on interest rate swaps	107	403	(4)	261
Amortization of interest rate swap losses at dedesignation of hedge accounting	2	7	5	17
Amortization of fair value debt discounts resulting from purchase accounting	3	5	5	9
Amortization of debt issuance, amendment and extension costs and discounts	46	62	92	90
Capitalized interest	(11)	(8)	(20)	(16)
Total interest expense and related charges	$855	$1,172	$1,498	$1,701

Restricted Cash

	June 30, 2012		December 31, 2011
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH's Letter of Credit Facility (Note 5)	$—	$947	$—	$947
Amounts related to margin deposits held	65	—	129	—
Total restricted cash	$65	$947	$129	$947

Inventories by Major Category

	June 30, 2012	December 31, 2011
Materials and supplies	$189	$177
Fuel stock	230	203
Natural gas in storage	30	38
Total inventories	$449	$418

Investments

	June 30, 2012	December 31, 2011
Nuclear plant decommissioning trust	$619	$574
Assets related to employee benefit plans, including employee savings programs, net of distributions	9	10
Land	41	41
Miscellaneous other	(2)	4
Total other investments	$667	$629

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding change in receivables from/payables due to Oncor, reflecting changes in Oncor's regulatory asset/liability (see Note 11). A summary of investments in the fund follows:

	June 30, 2012
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$238	$15	$(1)	$252
Equity securities (c)	237	146	(16)	367
Total	$475	$161	$(17)	$619

	December 31, 2011
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$231	$13	$(2)	$242
Equity securities (c)	230	121	(19)	332
Total	$461	$134	$(21)	$574
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.14% and 4.38% and an average maturity of 6.1 years and 6.3 years at June 30, 2012 and December 31, 2011, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at June 30, 2012 mature as follows: $99 million in one to five years, $52 million in five to ten years and $101 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gains	$1	$1	$1	$1
Realized losses	$(1)	$—	$(1)	$(2)
Proceeds from sales of securities	$21	$1,050	$31	$1,784
Investments in securities	$(24)	$(1,054)	$(38)	$(1,792)

Property, Plant and Equipment

At June 30, 2012 and December 31, 2011, property, plant and equipment of $18.965 billion and $19.218 billion, respectively, is stated net of accumulated depreciation and amortization of $6.141 billion and $5.499 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, in the six months ended June 30, 2012:

	Nuclear Plant Decommissioning	Mining Land Reclamation and Other	Total
Liability at January 1, 2012	$348	$188	$536
Additions:
Accretion	10	18	28
Reductions:
Payments	—	(45)	(45)
Adjustment to reclamation costs	—	(2)	(2)
Liability at June 30, 2012	358	159	517
Less amounts due currently	—	(51)	(51)
Noncurrent liability at June 30, 2012	$358	$108	$466

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2012	December 31, 2011
Uncertain tax positions (including accrued interest)	$1,216	$1,220
Asset retirement and mining reclamation obligations	466	505
Unfavorable purchase and sales contracts	633	647
Retirement plan and other employee benefits	41	44
Other	14	8
Total other noncurrent liabilities and deferred credits	$2,370	$2,424

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

Unfavorable Purchase and Sales Contracts – The amortization of unfavorable purchase and sales contracts totaled $7 million and $7 million in the three months ended June 30, 2012 and 2011, respectively, and $14 million and $13 million in the six months ended June 30, 2012 and 2011, respectively. See Note 3 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2012	$27
2013	$26
2014	$25
2015	$25
2016	$25

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2012	2011
Cash payments (receipts) related to:
Interest paid (a)	$1,304	$1,121
Capitalized interest	(20)	(16)
Interest paid (net of capitalized interest) (a)	$1,284	$1,105
Income taxes	$37	$19
Noncash investing and financing activities:
Effect of Parent's payment of interest and issuance of toggle notes as consideration for cash interest, net of tax, on pushed down debt	$17	$20
Principal amount of TCEH Toggle Notes issued in lieu of cash interest	$88	$79
Construction expenditures (b)	$79	$34
Contribution related to EFH Corp. stock-based compensation	$4	$3
Effect of push down of debt from parent	$—	$(196)
____________

(a)	Net of interest received on interest rate swaps.

(b)	Represents end-of-period accruals.

13. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

At June 30, 2012, TCEH and TCEH Finance, as Co-Issuers, had outstanding $5.144 billion aggregate principal amount of 10.25% Senior Notes Due 2015, 10.25% Senior Notes due 2015 Series B and Toggle Notes (collectively, the TCEH Senior Notes) and $1.571 billion aggregate principal amount of 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021 (Series B) (collectively, the TCEH Senior Secured Second Lien Notes). The TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes are unconditionally guaranteed by EFCH and by each subsidiary (all 100% owned by TCEH) that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes. The guarantees of the TCEH Senior Notes rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. The guarantees of the TCEH Senior Secured Second Lien Notes rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH's obligations under the TCEH Senior Secured Facilities, the TCEH Senior Secured Notes and TCEH's commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral (see Note 5). All other subsidiaries of EFCH, either direct or indirect, do not guarantee the TCEH Senior Notes or TCEH Senior Secured Second Lien Notes (collectively the Non-Guarantors). The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain certain restrictions, subject to certain exceptions, on EFCH's ability to pay dividends or make investments. See Note 7.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" in order to present the condensed consolidating statements of income and of cash flows of EFCH (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors in the three and six months ended June 30, 2012 and 2011 and the condensed consolidating balance sheets at June 30, 2012 and December 31, 2011 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, "Push Down Basis of Accounting Required in Certain Limited Circumstances," including the effects of the push down of $330 million and $319 million of the EFH Corp. Senior Notes to the Parent at June 30, 2012 and December 31, 2011, respectively, $388 million of the EFH Corp. Senior Secured Notes to the Parent at both June 30, 2012 and December 31, 2011, and the TCEH Senior Notes, TCEH Senior Secured Notes, TCEH Senior Secured Second Lien Notes and TCEH Senior Secured Facilities to the Other Guarantors at June 30, 2012 and December 31, 2011. TCEH Finance's sole function is to be the co-issuer of the certain TCEH debt securities; therefore, it has no other independent assets, liabilities or operations (see Note 5).

EFCH (parent entity) received no dividends/distributions from its consolidated subsidiaries in the three and six months ended June 30, 2012 or 2011.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Income (Loss)
Three Months Ended June 30, 2012
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,385	$3	$(3)	$1,385
Fuel, purchased power costs and delivery fees	—	—	(674)	—	—	(674)
Net loss from commodity hedging and trading activities	—	(74)	(62)	—	—	(136)
Operating costs	—	—	(228)	—	—	(228)
Depreciation and amortization	—	—	(334)	—	—	(334)
Selling, general and administrative expenses	—	—	(158)	(1)	3	(156)
Franchise and revenue-based taxes	—	—	(17)	—	—	(17)
Other income	—	6	1	—	—	7
Other deductions	—	—	(4)	—	—	(4)
Interest income	—	75	186	—	(252)	9
Interest expense and related charges	(23)	(1,018)	(587)	(2)	775	(855)
Loss before income taxes	(23)	(1,011)	(492)	—	523	(1,003)
Income tax benefit	7	353	159	—	(177)	342
Equity earnings (losses) of subsidiaries	(645)	13	—	—	632	—
Net loss	(661)	(645)	(333)	—	978	(661)
Other comprehensive income	1	1	—	—	(1)	1
Comprehensive loss	$(660)	$(644)	$(333)	$—	$977	$(660)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Income (Loss)
Three Months Ended June 30, 2011
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,679	$3	$(3)	$1,679
Fuel, purchased power costs and delivery fees	—	—	(838)	—	—	(838)
Net gain from commodity hedging and trading activities	—	168	22	—	—	190
Operating costs	—	—	(247)	—	—	(247)
Depreciation and amortization	—	—	(364)	—	—	(364)
Selling, general and administrative expenses	—	—	(176)	(1)	2	(175)
Franchise and revenue-based taxes	—	—	(22)	—	—	(22)
Other income	—	—	4	—	—	4
Other deductions	—	(86)	(3)	—	—	(89)
Interest income	—	94	171	—	(247)	18
Interest expense and related charges	(23)	(1,318)	(596)	(2)	767	(1,172)
Loss before income taxes	(23)	(1,142)	(370)	—	519	(1,016)
Income tax benefit	6	381	125	—	(163)	349
Equity earnings (losses) of subsidiaries	(650)	111	—	—	539	—
Net loss	(667)	(650)	(245)	—	895	(667)
Other comprehensive income	5	5	—	—	(5)	5
Comprehensive loss	$(662)	$(645)	$(245)	$—	$890	$(662)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Income (Loss)
Six Months June 30, 2012
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$2,607	$5	$(5)	$2,607
Fuel, purchased power costs and delivery fees	—	—	(1,302)	—	—	(1,302)
Net gain (loss) from commodity hedging and trading activities	—	272	(40)	—	—	232
Operating costs	—	—	(435)	—	—	(435)
Depreciation and amortization	—	—	(663)	—	—	(663)
Selling, general and administrative expenses	—	—	(315)	(1)	5	(311)
Franchise and revenue-based taxes	—	—	(36)	—	—	(36)
Other income	—	6	4	—	—	10
Other deductions	—	(1)	(5)	(1)	—	(7)
Interest income	—	151	361	—	(487)	25
Interest expense and related charges	(46)	(1,811)	(1,174)	(3)	1,536	(1,498)
Loss before income taxes	(46)	(1,383)	(998)	—	1,049	(1,378)
Income tax benefit	15	481	326	—	(358)	464
Equity earnings (losses) of subsidiaries	(883)	19	—	—	864	—
Net loss	(914)	(883)	(672)	—	1,555	(914)
Other comprehensive income	4	4	—	—	(4)	4
Comprehensive loss	$(910)	$(879)	$(672)	$—	$1,551	$(910)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Income (Loss)
Six Months Ended June 30, 2011
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$3,351	$5	$(5)	$3,351
Fuel, purchased power costs and delivery fees	—	—	(1,668)	—	—	(1,668)
Net gain from commodity hedging and trading activities	—	185	(90)	—	—	95
Operating costs	—	—	(463)	—	—	(463)
Depreciation and amortization	—	—	(726)	—	—	(726)
Selling, general and administrative expenses	—	—	(340)	(1)	5	(336)
Franchise and revenue-based taxes	—	—	(42)	—	—	(42)
Other income	6	(16)	50	—	—	40
Other deductions	—	(86)	(4)	—	—	(90)
Interest income	—	183	311	—	(448)	46
Interest expense and related charges	(50)	(1,949)	(1,082)	(4)	1,384	(1,701)
Loss before income taxes	(44)	(1,683)	(703)	—	936	(1,494)
Income tax benefit	13	569	238	—	(308)	512
Equity earnings (losses) of subsidiaries	(951)	163	—	—	788	—
Net loss	(982)	(951)	(465)	—	1,416	(982)
Other comprehensive income	12	12	—	—	(12)	12
Comprehensive loss	$(970)	$(939)	$(465)	$—	$1,404	$(970)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2012
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(5)	$(20)	$286	$(36)	$—	$225
Cash flows – financing activities:
Notes due to affiliates	8	752	—	1	(761)	—
Repayments/repurchases of long-term debt	(2)	(21)	—	—	—	(23)
Net short-term borrowings under accounts receivable securitization program	—	—	—	38	—	38
Decrease in other short-term borrowings	—	(485)	—	—	—	(485)
Decrease in income tax-related note payable to Oncor	—	—	(20)	—	—	(20)
Contributions from noncontrolling interests	—	—	—	4	—	4
Sale/leaseback of equipment	—	—	15	—	—	15
Other, net	(1)	—	—	—	—	(1)
Cash provided by (used in) financing activities	5	246	(5)	43	(761)	(472)
Cash flows – investing activities:
Capital expenditures	—	—	(380)	(5)	—	(385)
Nuclear fuel purchases	—	—	(96)	—	—	(96)
Notes/loans due from affiliates	—	—	160	—	761	921
Proceeds from sales of assets	—	—	1	—	—	1
Changes in restricted cash	—	—	64	—	—	64
Purchases of environmental allowances and credits	—	—	(13)	—	—	(13)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	31	—	—	31
Investments in nuclear decommissioning trust fund securities	—	—	(38)	—	—	(38)
Cash provided by (used in) investing activities	—	—	(271)	(5)	761	485
Net change in cash and cash equivalents	—	226	10	2	—	238
Cash and cash equivalents – beginning balance	—	87	23	10	—	120
Cash and cash equivalents – ending balance	$—	$313	$33	$12	$—	$358

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2011
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$—	$(495)	$898	$(16)	$—	$387
Cash flows – financing activities:
Notes due to affiliates	2	1,058	—	6	(1,066)	—
Issuances of long-term debt	—	1,750	—	—	—	1,750
Repayments/repurchases of long-term debt	(2)	(957)	(20)	—	—	(979)
Net short-term borrowings under accounts receivable securitization program	—	—	—	12	—	12
Decrease in other short-term borrowings	—	(503)	—	—	—	(503)
Decrease in income tax-related note payable to Oncor	—	—	(18)	—	—	(18)
Contributions from noncontrolling interests	—	—	—	8	—	8
Debt amendment, exchange and issuance costs		(839)				(839)
Cash provided by (used in) financing activities	—	509	(38)	26	(1,066)	(569)
Cash flows – investing activities:
Capital expenditures	—	—	(259)	(10)	—	(269)
Nuclear fuel purchases	—	—	(107)	—	—	(107)
Notes/loans due from affiliates	—	—	(511)	—	1,066	555
Proceeds from sales of assets	—	—	49	—	—	49
Changes in restricted cash	—	—	(22)	—	—	(22)
Proceeds from sales of environmental allowances and credits	—	—	1	—	—	1
Purchases of environmental allowances and credits	—	—	(9)	—	—	(9)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	1,784	—	—	1,784
Investments in nuclear decommissioning trust fund securities	—	—	(1,792)	—	—	(1,792)
Other, net	—	—	7	—	—	7
Cash provided by (used in) investing activities	—	—	(859)	(10)	1,066	197
Net change in cash and cash equivalents	—	14	1	—	—	15
Cash and cash equivalents – beginning balance	—	23	15	9	—	47
Cash and cash equivalents – ending balance	$—	$37	$16	$9	$—	$62

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES Condensed Consolidating Balance Sheets June 30, 2012 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$313	$33	$12	$—	$358
Restricted cash	—	—	65	—	—	65
Advances to affiliates	—	—	75	—	(75)	—
Trade accounts receivable – net	—	3	617	544	(402)	762
Notes receivable from parent	—	680	—	—	—	680
Income taxes receivable	13	—	281	—	(294)	—
Accounts receivable from affiliates	—	43	—	—	(43)	—
Inventories	—	—	449	—	—	449
Commodity and other derivative contractual assets	—	1,325	1,372	—	—	2,697
Accumulated deferred income taxes	3	—	—	—	(3)	—
Margin deposits related to commodity positions	—	—	23	—	—	23
Other current assets	—	—	45	1	—	46
Total current assets	16	2,364	2,960	557	(817)	5,080
Restricted cash	—	947	—	—	—	947
Investments	(7,736)	22,927	701	—	(15,225)	667
Property, plant and equipment – net	—	—	18,827	138	—	18,965
Notes receivable from parent	—	—	—	—	—	—
Advances to affiliates	—	—	8,591	—	(8,591)	—
Goodwill	—	6,152	—	—	—	6,152
Identifiable intangible assets – net	—	—	1,793	—	—	1,793
Commodity and other derivative contractual assets	—	1,138	73	—	—	1,211
Accumulated deferred income taxes	—	595	—	1	(596)	—
Other noncurrent assets, principally unamortized amendment/issuance costs	5	868	830	4	(805)	902
Total assets	$(7,715)	$34,991	$33,775	$700	$(26,034)	$35,717
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$185	$185	$142	$(185)	$327
Notes/advances from affiliates	10	8,656	—	8	(8,666)	8
Long-term debt due currently	10	65	24	—	—	99
Trade accounts payable	—	—	498	403	(402)	499
Trade accounts and other payables to affiliates	—	—	262	3	(43)	222
Notes payable to parent	65	—	—	—	—	65
Commodity and other derivative contractual liabilities	—	748	1,182	—	—	1,930

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES Condensed Consolidating Balance Sheets June 30, 2012 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Margin deposits related to commodity positions	—	940	148	—	—	1,088
Accumulated deferred income taxes	—	5	60	—	(3)	62
Accrued income taxes payable to parent	—	340	—	1	(294)	47
Accrued taxes other than income	—	—	75	—	—	75
Accrued interest	23	358	250	—	(249)	382
Other current liabilities	—	4	220	—	(3)	221
Total current liabilities	108	11,301	2,904	557	(9,845)	5,025
Accumulated deferred income taxes	76	—	3,902	—	260	4,238
Commodity and other derivative contractual liabilities	—	1,730	81	—	—	1,811
Notes or other liabilities due affiliates	—	—	377	—	—	377
Long-term debt held by affiliate	—	382	—	—	—	382
Long-term debt, less amounts due currently	794	29,258	28,759	—	(28,697)	30,114
Other noncurrent liabilities and deferred credits	15	56	2,299	—	—	2,370
Total liabilities	993	42,727	38,322	557	(38,282)	44,317
EFCH shareholder's equity	(8,708)	(7,736)	(4,547)	35	12,248	(8,708)
Noncontrolling interests	—	—	—	108	—	108
Total equity	(8,708)	(7,736)	(4,547)	143	12,248	(8,600)
Total liabilities and equity	$(7,715)	$34,991	$33,775	$700	$(26,034)	$35,717

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES Condensed Consolidating Balance Sheets December 31, 2011 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$87	$23	$10	$—	$120
Restricted cash	—	—	129	—	—	129
Advances to affiliates	—	—	41	—	(41)	—
Trade accounts receivable – net	—	4	651	525	(420)	760
Notes receivable from parent	—	670	—	—	—	670
Income taxes receivable	11	85	—	—	(96)	—
Accounts receivable from affiliates	—	9	—	—	(9)	—
Inventories	—	—	418	—	—	418
Commodity and other derivative contractual assets	—	1,630	1,253	—	—	2,883
Accumulated deferred income taxes	3	—	—	—	(3)	—
Margin deposits related to commodity positions	—	—	56	—	—	56
Other current assets	—	—	57	1	1	59
Total current assets	14	2,485	2,628	536	(568)	5,095
Restricted cash	—	947	—	—	—	947
Investments	(6,860)	22,903	663	—	(16,077)	629
Property, plant and equipment – net	—	—	19,086	132	—	19,218
Notes receivable from parent	—	922	—	—	—	922
Advances to affiliates	—	—	8,785	—	(8,785)	—
Goodwill	—	6,152	—	—	—	6,152
Identifiable intangible assets – net	—	—	1,826	—	—	1,826
Commodity and other derivative contractual assets	—	1,511	41	—	—	1,552
Accumulated deferred income taxes	—	294	—	1	(295)	—
Other noncurrent assets, principally unamortized amendment/issuance costs	6	974	902	6	(889)	999
Total assets	$(6,840)	$36,188	$33,931	$675	$(26,614)	$37,340
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$670	$670	$104	$(670)	$774
Notes/advances from affiliates	10	8,816	—	7	(8,826)	7
Long-term debt due currently	11	—	28	—	—	39
Trade accounts payable	—	—	552	421	(420)	553
Trade accounts and other payables to affiliates	—	—	215	3	(9)	209
Notes payable to parent/affiliate	57	—	—	—	—	57
Commodity and other derivative contractual liabilities	—	980	804	—	—	1,784

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY AND SUBSIDIARIES Condensed Consolidating Balance Sheets December 31, 2011 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Margin deposits related to commodity positions	—	865	196	—	—	1,061
Accumulated deferred income taxes	—	4	52	—	(3)	53
Accrued income taxes payable to parent	—	—	170	—	(96)	74
Accrued taxes other than income	—	—	136	—	—	136
Accrued interest	24	369	258	—	(257)	394
Other current liabilities	—	11	257	1	(3)	266
Total current liabilities	102	11,715	3,338	536	(10,284)	5,407
Accumulated deferred income taxes	82	—	4,124	—	506	4,712
Commodity and other derivative contractual liabilities	—	1,670	22	—	—	1,692
Notes or other liabilities due affiliates	—	—	363	—	—	363
Long-term debt held by affiliate	—	382	—	—	—	382
Long-term debt, less amounts due currently	782	29,230	28,672	—	(28,608)	30,076
Other noncurrent liabilities and deferred credits	13	52	2,358	—	1	2,424
Total liabilities	979	43,049	38,877	536	(38,385)	45,056
EFCH shareholder's equity	(7,819)	(6,861)	(4,946)	36	11,771	(7,819)
Noncontrolling interests in subsidiaries	—	—	—	103	—	103
Total equity	(7,819)	(6,861)	(4,946)	139	11,771	(7,716)
Total liabilities and equity	$(6,840)	$36,188	$33,931	$675	$(26,614)	$37,340

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations in the three and six months ended June 30, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes to those statements. Unless otherwise noted, disclosures in the following paragraphs related to hedged or estimated generation output and commodity price sensitivities reflect the expected effects on our operations of the currently governing Clean Air Interstate Rule (CAIR). See "Recent EPA Actions" below for discussion of the EPA's Cross-State Air Pollution Rule (CSAPR).

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

Significant Activities and Events and Items Influencing Future Performance

Natural Gas Prices and Natural Gas Price Hedging Program — Because wholesale electricity prices in ERCOT have generally moved with natural gas prices, TCEH has a natural gas price hedging program designed to mitigate the effect of natural gas price changes on future electricity prices. Under the program, we have entered into market transactions involving natural gas-related financial instruments, and at June 30, 2012, have effectively sold forward approximately 550 million MMBtu of natural gas (equivalent to the natural gas exposure of approximately 64,000 GWh at an assumed 8.5 market heat rate) at weighted average annual hedge prices ranging from $7.19 per MMBtu to $7.80 per MMBtu. Volumes and hedge values associated with the natural gas price hedging program are inclusive of offsetting purchases entered into to take into account new wholesale and retail electricity sales contracts and avoid over-hedging. This activity results in both commodity contract asset and liability balances pending the maturity and settlement of the offsetting transactions.

The forward natural gas positions in the hedging program, together with forward power sales, have effectively hedged an estimated 96%, 67% and 33% of the price exposure, on a natural gas equivalent basis, related to TCEH's expected generation output for 2012, 2013 and 2014, respectively (assuming an 8.5 market heat rate). The hedges were entered into with the continuing expectation that wholesale electricity prices in ERCOT will generally move with prices of natural gas, which we expect to be the marginal fuel for the purpose of setting electricity prices generally 70% to 90% of the time in the ERCOT market. If the relationship changes in the future, the cash flows targeted under the natural gas price hedging program may not be achieved.

The company has entered into related put and call transactions (referred to as collars), primarily for 2014, that effectively hedge natural gas prices within a range. These transactions represented 27% of the positions in the natural gas price hedging program at June 30, 2012, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu.

The following table summarizes the natural gas positions in the hedging program at June 30, 2012:

	Measure	Balance 2012 (a)	2013	2014	Total
Natural gas hedge volumes (b)	mm MMBtu	~155	~246	~146	~547
Weighted average hedge price (c)	$/MMBtu	~7.32	~7.19	~7.80	—
Weighted average market price (d)	$/MMBtu	2.96	3.58	3.95	—
Realization of hedge gains (e)	$ billions	~$0.8	~$1.0	~$0.6	~$2.4
___________

(a)	Balance of 2012 is from July 1, 2012 through December 31, 2012.

(b)
Where collars are reflected, the volumes are based on the notional position of the derivatives to represent protection against downward price movements. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 142 million MMBtu in 2014.

(c)
Weighted average hedge prices are based on NYMEX Henry Hub prices of forward natural gas sales positions in the natural gas price hedging program (excluding the impact of offsetting purchases for rebalancing). Where collars are reflected, sales price represents the collar floor price.

(d)	Based on NYMEX Henry Hub prices.

(e)	Based on cumulative unrealized mark-to-market gain at June 30, 2012.

Changes in the fair value of the instruments in the natural gas price hedging program are being recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the natural gas price hedging program at June 30, 2012, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $550 million in pretax unrealized mark-to-market gains or losses.

The natural gas price hedging program has resulted in reported net gains (losses) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized net gain	$506	$282	$1,019	$621
Unrealized net loss including reversals of previously recorded amounts related to positions settled	(577)	(59)	(705)	(401)
Total	$(71)	$223	$314	$220

The cumulative unrealized mark-to-market net gain related to positions in the natural gas price hedging program totaled $2.419 billion and $3.124 billion at June 30, 2012 and December 31, 2011, respectively. The decline reflected settlement of maturing positions, partially offset by unrealized gains on open positions due to a decrease in forward natural gas prices.

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

The significant cumulative unrealized mark-to-market net gain related to positions in the natural gas price hedging program reflects the sustained decline in forward market natural gas prices as presented in the table below. Forward natural gas prices have generally trended downward over the past several years. While the natural gas price hedging program is designed to mitigate the effect on earnings of low wholesale electricity prices, depressed forward natural gas prices are challenging to the long-term profitability of our generation assets. Specifically, these lower natural gas prices and their potential effect on wholesale electricity prices could have a material impact on the overall profitability of our generation assets for periods in which we do not have significant hedge positions.

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2012 (b)	2013	2014	2015	2016
December 31, 2008	$7.23	$7.15	$7.15	$7.21	$7.30
March 31, 2009	$6.96	$7.11	$7.18	$7.25	$7.33
June 30, 2009	$7.16	$7.30	$7.43	$7.57	$7.71
September 30, 2009	$7.00	$7.06	$7.17	$7.31	$7.43
December 31, 2009	$6.53	$6.67	$6.84	$7.05	$7.24
March 31, 2010	$5.79	$6.07	$6.36	$6.68	$7.00
June 30, 2010	$5.68	$5.89	$6.10	$6.37	$6.68
September 30, 2010	$5.07	$5.29	$5.42	$5.60	$5.76
December 31, 2010	$5.08	$5.33	$5.49	$5.64	$5.79
March 31, 2011	$5.06	$5.41	$5.73	$6.08	$6.41
June 30, 2011	$4.84	$5.16	$5.42	$5.70	$5.98
September 30, 2011	$4.24	$4.80	$5.13	$5.39	$5.61
December 31, 2011	$3.24	$3.94	$4.34	$4.60	$4.85
March 31, 2012	$2.50	$3.47	$3.96	$4.26	$4.51
June 30, 2012	$2.96	$3.58	$3.95	$4.13	$4.29
___________

(a)	Based on NYMEX Henry Hub prices.

(b)	For March 31, 2012 and June 30, 2012, natural gas prices for 2012 represent the average of forward prices for April through December and July through December, respectively.

At June 30, 2012, approximately 90% of the natural gas price hedging program transactions were directly or indirectly secured by a first-lien interest in TCEH's assets (including the transactions supported by the TCEH Commodity Collateral Posting Facility – see discussion below under "Financial Condition — Liquidity and Capital Resources"), thereby reducing the cash and letter of credit collateral requirements for the hedging program.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pre-tax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH's unhedged position and forward prices at June 30, 2012, which for natural gas reflects estimates of electricity generation less amounts hedged through the natural gas price hedging program and amounts under existing wholesale and retail sales contracts. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2012 (a)	2013	2014	2015	2016
$1.00/MMBtu change in gas price (b)	$ ~9	$ ~175	$ ~350	$ ~525	$ ~520
0.1/MMBtu/MWh change in market heat rate (c)	$ ~3	$ ~20	$ ~30	$ ~35	$ ~40
$1.00/gallon change in diesel fuel price	$—	$ ~35	$ ~45	$ ~45	$ ~45
___________

(a)	Balance of 2012 is from August 1, 2012 through December 31, 2012.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated).

(c)	Based on Houston Ship Channel natural gas prices at June 30, 2012.

Liability Management Program — At June 30, 2012, we had $30.7 billion principal amount of debt outstanding, including short-term borrowings and $718 million pushed down from EFH Corp. EFH Corp. has implemented a liability management program designed to reduce debt and extend debt maturities through debt exchanges, repurchases and extensions.

Amendments to the TCEH Senior Secured Facilities completed in April 2011 resulted in the extension of $16.4 billion in loan maturities under the TCEH Term Loan Facilities and the TCEH Letter of Credit Facility from October 2014 to October 2017 and $1.4 billion of commitments under the TCEH Revolving Credit Facility from October 2013 to October 2016.

Other liability management activities in 2010 through June 30, 2012 related to TCEH debt include debt exchange, issuance and repurchase activities as follows (all transactions occurred prior to 2012):

Security (except where noted, debt amounts are principal amounts)	Debt Acquired	Debt Issued/Cash Paid
TCEH 10.25% Notes due 2015	$1,513	$—
TCEH Toggle Notes due 2016	758	—
TCEH Senior Secured Facilities due 2013 and 2014	1,604	—
TCEH 15% Notes due 2021	—	1,221
TCEH 11.5% Notes due 2020 (a)	—	1,604
Cash paid, including use of proceeds from debt issuances in 2010 (b)	—	343
Total	$3,875	$3,168

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

TCEH Interest Rate Swap Transactions — TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at June 30, 2012, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

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

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at June 30, 2012 totaled $18.57 billion notional amount, an increase of $0.8 billion from December 31, 2011 reflecting new and expired swaps. The basis swaps relate to debt outstanding through 2014.

The interest rate swaps have resulted in net losses reported in interest expense and related charges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized net loss	$(168)	$(173)	$(337)	$(333)
Unrealized net gain (loss)	(107)	(403)	4	(261)
Total	$(275)	$(576)	$(333)	$(594)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $2.227 billion and $2.231 billion at June 30, 2012 and December 31, 2011, respectively, of which $69 million and $76 million (both pre-tax), respectively, were reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. For example, at June 30, 2012, a one percent change in interest rates would result in an increase or decrease of approximately $800 million in our cumulative unrealized mark-to-market net liability.

Financial Services Reform Legislation — In July 2010, the US Congress enacted financial reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act). The primary purposes of the Financial Reform Act are, among other things: to address systemic risk in the financial system; to establish a Bureau of Consumer Financial Protection with broad powers to enforce consumer protection laws and promulgate rules against unfair, deceptive or abusive practices; to enhance regulation of the derivatives markets, including the requirement for central clearing of over-the-counter derivative instruments and additional capital and margin requirements for certain derivative market participants and to implement a number of new corporate governance requirements for companies with listed or, in some cases, publicly-traded securities. While the legislation is broad and detailed, substantial portions of the legislation are currently under rulemakings by federal governmental agencies to implement the standards set out in the legislation and adopt new standards.

Title VII of the Financial Reform Act provides for the regulation of the over-the-counter (OTC) derivatives (Swaps) market. The Financial Reform Act generally requires OTC derivatives (including the types of asset-backed OTC derivatives that we use to hedge risks associated with commodity and interest rate exposure) to be cleared by a derivatives clearing organization. However, under the end-user clearing exemption, entities are exempt from these clearing requirements if they (i) are not "Swap Dealers" or "Major Swap Participants" as defined and (ii) use the Swaps to hedge or mitigate commercial risk. Existing swaps are grandfathered from the clearing requirements. The legislation mandates significant compliance requirements for any entity that is determined to be a Swap Dealer or Major Swap Participant.

In May 2012, the US Commodity Futures Trading Commission (CFTC) published its final rule defining Swap Dealer and Major Swap Participant. Additionally, in July 2012, the CFTC approved the final rules defining the term Swap and the end-user clearing exemption, but has not published the rules, which are an integral part of determining whether an entity is a Swap Dealer or Major Swap Participant. We are currently analyzing and assessing these final rules and their impacts to our results of operations, liquidity and financial condition.

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

In December 2011, the D.C. Circuit Court granted our motion and all other motions for a judicial stay of the CSAPR in its entirety, including as applied to Texas. The D.C. Circuit Court's order does not invalidate the CSAPR but stays the implementation of its emissions reduction programs until a final ruling regarding the CSAPR's validity is issued by the D.C. Circuit Court. The D.C. Circuit Court's order states that the EPA is expected to continue administering the CAIR pending the court's resolution of the petitions for review. Oral argument on the petitions was heard in April 2012. We cannot predict when or how the D.C. Circuit Court will rule on the petitions.

In February 2012, the EPA released a final rule (Final Revisions) and a proposed rule revising certain aspects of the CSAPR, including emissions budgets for the State of Texas. In March 2012, we submitted comments to the EPA on the proposed rule requesting the EPA to make additional corrections to the CSAPR's budgets for Texas. In June 2012, the EPA finalized the proposed rule (Second Revised Rule). The Final Revisions increase the emissions budgets for the State of Texas by 50,517 tons for the annual SO2 program and 1,375 tons for each of the annual NOx and seasonal NOx programs. The Second Revised Rule further increases (over the Final Revisions) the Texas annual NOx emissions budget by 2,731 tons and the seasonal NOx emissions budget by 1,142 tons. In total, the emissions budgets established by the Final Revisions along with the Second Revised Rule would require our fossil-fueled generation units to reduce (i) their annual SO2 and NOx emissions by approximately 120,600 tons (56 percent) and 9,000 tons (22 percent), respectively, compared to 2010 actual levels, and (ii) their seasonal NOx emissions by approximately 3,300 tons (18 percent) compared to 2010 levels. The company could comply with these emissions limits either through physical reductions or through the purchase of emissions credits from third parties, but the volume of SO2 credits that may be purchased from sources outside of Texas is subject to limitations starting in 2014, as described in our 2011 Form 10-K. Because the CSAPR is currently stayed by the D.C. Circuit Court, the Final Revisions and the Second Revised Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. In April 2012, we filed in the D.C. Circuit Court a petition for review of the Final Revisions on the ground, among others, that the rules do not include all of the budget corrections we requested from the EPA. We cannot predict whether, when, or in what form the CSAPR, the Final Revisions or the Second Revised Rule will take effect. Accordingly, we are unable to predict their effects on our results of operations, liquidity or financial condition.

Mercury and Air Toxics Standard — In 2005, the EPA published a final rule requiring reductions of mercury emissions from lignite/coal-fueled generation plants. The Clean Air Mercury Rule (CAMR) was based on a nationwide cap and trade approach. The mercury reductions were required to be phased in between 2010 and 2018. In March 2008, the D.C. Circuit Court vacated CAMR. In February 2009, the US Supreme Court refused to hear the appeal of the D.C. Circuit Court's ruling. In December 2011, the EPA finalized a new rule (called the Mercury and Air Toxics Standard or MATS). MATS regulates the emissions of mercury, nonmercury metals, hazardous organic compounds and acid gases. Any additional control equipment retrofits on our lignite/coal-fueled generation units required to comply with MATS as finalized would need to be installed within three to four years from the April 2012 effective date of the rule. We continue to evaluate the measures necessary to comply with MATS, which are expected to require substantial capital expenditures, and have not finalized cost estimates. In April 2012, we filed a petition for review of MATS in the D.C. Circuit Court. Certain states and industry participants have also filed petitions for review in the D.C. Circuit Court. We cannot predict the timing or outcome of these petitions.

State Implementation Plan — In September 2010, the EPA disapproved a portion of the State Implementation Plan pursuant to which the TCEQ implements its program to achieve the requirements of the Clean Air Act. The EPA disapproved the Texas standard permit for pollution control projects. We hold several permits issued pursuant to the TCEQ standard permit conditions for pollution control projects. We challenged the EPA's disapproval by filing a lawsuit in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) arguing that the TCEQ's adoption of the standard permit conditions for pollution control projects was consistent with the Clean Air Act. In March 2012, the Fifth Circuit Court vacated the EPA's disapproval of the Texas standard permit for pollution control projects and remanded the matter to the EPA for reconsideration. We cannot predict the timing or outcome of the EPA's reconsideration.

Regional Haze — SO2 and NOx reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions are required on a unit-by-unit basis. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze to the EPA, which we believe will not have a material impact on our generation facilities. In December 2011, the EPA proposed a limited disapproval of the SIP and a Federal Implementation Plan for Texas providing that the inclusion in the CSAPR programs meets the regional haze requirements for SO2 and NOx reductions. In June 2012, the EPA finalized the limited disapproval of the Texas regional haze SIP, but did not finalize a Federal Implementation Plan for Texas. We cannot predict whether or when EPA will finalize a Federal Implementation Plan for Texas regarding regional haze or its impact on our results of operations, liquidity or financial condition.

Greenhouse Gas Emissions — In March 2012, the EPA released a proposal for a performance standard for greenhouse gas emissions from new electric generation units (EGUs). The proposal, which is currently limited to new sources, is based on the carbon dioxide emission rate from a natural gas-fueled combined cycle EGU. None of our existing generation units would be considered a new source under the proposed rule. While we do not believe the proposed rule, as released, affects our existing generation units, we continue to monitor the proposed rule and provided comments on it to the EPA.

In December 2010, the EPA adopted a rule to take over the issuance of permits for greenhouse gas (GHG) emissions from the TCEQ. The State of Texas challenged that rule and the GHG permitting rules through litigation and has refused to implement the GHG permitting rules issued by the EPA. In June 2012, the D.C. Circuit Court upheld all of the EPA's GHG rules and regulations. A number of members of the US Congress from both parties have introduced legislation to either block or delay EPA regulation of GHGs under the Clean Air Act, and legislative activity in this area in the future is possible.

Recent PUCT/ERCOT Actions — In response to ERCOT's publication of reports (known as the Capacity, Demand, and Reserves report and the Seasonal Assessment of Resource Adequacy report) showing declining reserve margins in ERCOT, the PUCT and the ERCOT Board of Directors have taken action to implement or approve in 2012 several changes to ERCOT protocols designed to establish minimum offer floors for wholesale power offers during deployment of certain reliability-related services, including non-spinning reserve, responsive reserve, reliability unit commitment, and other services. In addition, in April 2012 the PUCT proposed a rule that would, among other things, increase the system-wide offer cap that applies to wholesale power offers in ERCOT beginning in 2013 and continuing through 2015. The proposed rule would increase the cap from its present level of $3,000 per MWh to $5,000, $7,000, and $9,000 per MWh in the summers of 2013, 2014, and 2015, respectively, for the stated purpose of sending appropriate price signals to encourage development of generation resources in ERCOT. In June 2012, the PUCT approved a separate rule that will increase the cap from its present level of $3,000 per MWh to $4,500 per MWh effective August 1, 2012. Also in June 2012, the Brattle Group, an independent consultant engaged by ERCOT to assess the incentives for generation investment in the ERCOT market, issued a report on potential next steps for addressing generation resource adequacy. The Brattle report discusses a range of potential solutions that could promote resource adequacy in the ERCOT market, ranging from enhancing the current energy-only structure in ERCOT to creating a capacity market structure, whereby generators receive capacity payments to ensure available generation in the market and provide a return on the generator's investment, similar to those used in certain other competitive markets in the US. The Brattle report concluded that, even if the wholesale energy offer cap were increased to $9,000 per MWh, the expected corresponding reserve margin that would be obtained in the current energy-only market design would be approximately 10%. ERCOT's current target reserve margin is 13.75%. Discussions are ongoing among ERCOT, the PUCT, market participants and other stakeholders regarding actions necessary to continue providing reliable electricity supply in ERCOT.

Summary — We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

Sales Volume and Customer Count Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	6,131	6,833	(10.3)	10,791	12,777	(15.5)
Small business (a)	1,599	1,806	(11.5)	2,937	3,572	(17.8)
Large business and other customers	2,596	3,251	(20.1)	5,046	6,509	(22.5)
Total retail electricity	10,326	11,890	(13.2)	18,774	22,858	(17.9)
Wholesale electricity sales volumes (b)	5,935	8,414	(29.5)	14,748	17,625	(16.3)
Total sales volumes	16,261	20,304	(19.9)	33,522	40,483	(17.2)

Average volume (kWh) per residential customer (c)	3,854	3,966	(2.8)	6,736	7,350	(8.4)

Weather (North Texas average) – percent of normal (d):
Cooling degree days	122.7%	136.3%	(10.0)	128.1%	143.4%	(10.7)
Heating degree days	16.0%	85.5%	(81.3)	74.6%	110.5%	(32.5)

Customer counts:
Retail electricity customers (end of period and in thousands) (e):
Residential				1,578	1,706	(7.5)
Small business (a)				178	199	(10.6)
Large business and other customers				16	20	(20.0)
Total retail electricity customers				1,772	1,925	(7.9)
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of energy in the "real-time market."

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over a 10-year period.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
Operating revenues:
Retail electricity revenues:
Residential	$762	$847	(10.0)	$1,340	$1,575	(14.9)
Small business (a)	194	228	(14.9)	369	454	(18.7)
Large business and other customers	180	255	(29.4)	354	504	(29.8)
Total retail electricity revenues	1,136	1,330	(14.6)	2,063	2,533	(18.6)
Wholesale electricity revenues (b) (c)	194	285	(31.9)	424	680	(37.6)
Amortization of intangibles (d)	5	3	66.7	9	5	80.0
Other operating revenues	50	61	(18.0)	111	133	(16.5)
Total operating revenues	$1,385	$1,679	(17.5)	$2,607	$3,351	(22.2)

Net gain (loss) from commodity hedging and trading activities:
Realized net gains on settled positions	$477	$263	81.4	$998	$490	—
Unrealized net losses	(613)	(73)	—	(766)	(395)	93.9
Total	$(136)	$190	—	$232	$95	—
____________

(a)	Customers with demand of less than 1 MW annually.

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

As a result, these line item amounts include a noncash component, which we deem "unrealized." (The offsetting differences between contract and market prices are reported in net gain (loss) from commodity hedging and trading activities.) These amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reported in revenues	$(3)	$—	$4	$—
Reported in fuel and purchased power costs	3	4	(3)	10
Net gain	$—	$4	$1	$10

(c)	Includes net amounts related to sales and purchases of balancing energy in the "real-time market."

(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$46	$36	27.8	$93	$78	19.2
Fuel for lignite/coal facilities	179	256	(30.1)	354	492	(28.0)
Total nuclear and lignite/coal facilities	225	292	(22.9)	447	570	(21.6)
Fuel for natural gas facilities and purchased power costs (a)	80	106	(24.5)	150	211	(28.9)
Amortization of intangibles (b)	13	32	(59.4)	26	68	(61.8)
Other costs	44	62	(29.0)	88	148	(40.5)
Fuel and purchased power costs	362	492	(26.4)	711	997	(28.7)
Delivery fees	312	346	(9.8)	591	671	(11.9)
Total	$674	$838	(19.6)	$1,302	$1,668	(21.9)

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$8.88	$8.30	7.0	$8.83	$8.15	8.3
Lignite/coal facilities (c)	$21.57	$19.91	8.3	$20.71	$19.67	5.3
Natural gas facilities and purchased power (d)	$44.84	$44.43	0.9	$42.35	$48.55	(12.8)

Delivery fees per MWh	$30.12	$29.06	3.6	$31.39	$29.27	7.2

Production and purchased power volumes (GWh):
Nuclear facilities	5,159	4,384	17.7	10,497	9,590	9.5
Lignite/coal facilities	10,057	14,657	(31.4)	20,750	28,623	(27.5)
Total nuclear and lignite/coal-facilities (e)	15,216	19,041	(20.1)	31,247	38,213	(18.2)
Natural gas-facilities	381	244	56.1	523	396	32.1
Purchased power (f)	664	1,019	(34.8)	1,752	1,874	(6.5)
Total energy supply volumes	16,261	20,304	(19.9)	33,522	40,483	(17.2)

Capacity factors (e):
Nuclear facilities	102.7%	87.3%	17.6	104.5%	96.0%	8.9
Lignite/coal facilities	57.4%	83.7%	(31.4)	59.3%	83.5%	(29.0)
Total	67.5%	84.5%	(20.1)	69.4%	86.4%	(19.7)
____________

(a)	See note (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

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

(e)
Includes the estimated effects of economic backdown of lignite/coal-fueled units totaling 2,050 GWh and 840 GWh in the three months ended June 30, 2012 and 2011, respectively, and 4,970 GWh and 1,840 GWh in the six months ended June 30, 2012 and 2011, respectively.

(f)	Includes amounts related to line loss and power imbalances.

Financial Results — Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating revenues decreased $294 million, or 18%, to $1.385 billion in 2012.

Retail electricity revenues decreased $194 million, or 15%, to $1.136 billion due to a 13% decline in sales volumes reflecting decreases in both the business and residential markets. A 17% decline in business market volumes reflected a change in customer mix as well as lower customer counts driven by competitive activity. Residential volumes declined 10% reflecting milder weather and an 7.5% decline in customer count driven by competitive activity. Overall average retail pricing declined 2%.

Wholesale electricity revenues decreased $91 million, or 32%, to $194 million in 2012 reflecting lower generation volumes, due primarily to generation facility outages and economic backdown as well as milder weather. The decline also reflected lower wholesale electricity prices, which were largely due to the effects of lower natural gas prices and milder weather.

Fuel, purchased power costs and delivery fees decreased $164 million, or 20%, to $674 million in 2012. Lignite/coal fuel costs decreased $77 million driven by an increase in planned and unplanned generation unit outages and economic backdown. Delivery fees declined $34 million reflecting lower retail volumes. Purchased power and other costs decreased $17 million reflecting a 35% decrease in volumes purchased driven by lower volumes purchased for resale due to a plant outage and lower wind power generation volumes. Natural gas fuel costs decreased $15 million reflecting lower prices and volumes. Amortization of intangible assets decreased $19 million reflecting lower amortization of emission allowances due to an impairment recorded in the third quarter 2011 and expiration of contracts fair-valued under purchase accounting at the Merger date.

A 31% decrease in lignite/coal-fueled production was driven by the increased generation unit outages and economic backdown, while nuclear-fueled production increased 18% reflecting a spring refueling outage in 2011.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $136 million in net losses for the three months ended June 30, 2012 and $190 million in net gains for the three months ended June 30, 2011, which reflects the natural gas price hedging program discussed above under "Natural Gas Prices and Natural Gas Price Hedging Program":

	Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$482	$(640)	$(158)
Trading positions	(5)	27	22
Total	$477	$(613)	$(136)

	Three Months Ended June 30, 2011
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$260	$(74)	$186
Trading positions	3	1	4
Total	$263	$(73)	$190

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $4 million in net gains in 2011 (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs decreased $19 million, or 8%, to $228 million in 2012. The decrease reflected $29 million in lower nuclear generation maintenance costs reflecting activities performed during the planned refueling outage in 2011 and the absence of a spring refueling outage in 2012, partially offset by $10 million in higher lignite-fueled generation maintenance costs in 2012 reflecting more planned and unplanned outage days.

Depreciation and amortization decreased $30 million, or 8%, to $334 million in 2012. The decrease reflected increased useful lives and retirements of certain generation assets.

SG&A expenses decreased $19 million, or 11%, to $156 million in 2012. The decrease reflected $6 million in lower bad debt expense due to improved collection and customer care processes, customer mix and lower revenues, $5 million in lower employee compensation and benefits and $5 million in lower retail marketing and related expense.

Other income totaled $7 million in 2012 and $4 million in 2011. Other income in 2012 included a $6 million fee received to novate certain hedge transactions between counterparties. See Note 12 to Financial Statements.

Other deductions totaled $4 million in 2012 and $89 million in 2011. Other deductions in 2011 included $86 million in third party fees related to the amendment and extension of the TCEH Senior Secured Facilities. See Note 12 to Financial Statements.

Interest income decreased $9 million to $9 million in 2012 reflecting lower balances of notes receivable from EFH Corp. (see Note 11 to Financial Statements).

Interest expense and related charges decreased $317 million, or 27%, to $855 million in 2012. The decrease reflected $296 million lower unrealized mark-to-market net losses on interest rate swaps and $16 million lower amortization of debt issuance costs and discounts.

Income tax benefit totaled $342 million and $349 million on pretax losses in 2012 and 2011, respectively. The effective rate was 34.1% and 34.4% in 2012 and 2011, respectively. The decrease in the effective rate reflects the absence in 2012 of the domestic production deduction, due to a pre-tax loss projected for 2012, largely offset by the higher Texas margin tax expense in 2011 due to the taxable gain arising from the amendments to the TCEH Senior Secured Facilities completed in April 2011.

After-tax loss decreased $6 million to $661 million in 2012 reflecting lower interest expense in 2012 largely offset by net losses from commodity hedging and trading activities in 2012 compared to net gains in 2011.

Financial Results — Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operating revenues decreased $744 million, or 22%, to $2.607 billion in 2012.

Retail electricity revenues decreased $470 million, or 19%, to $2.063 billion due to an 18% decline in sales volumes reflecting decreases in both the business and residential markets. A 21% decline in business market volumes reflected a change in customer mix and lower average customer counts driven by competitive activity. Residential volumes declined 16% reflecting milder weather and an 7.5% decrease in customer counts driven by competitive activity. Milder weather drove an 8% decline in average volume per residential customer. Overall average retail pricing was essentially flat to 2011.

Wholesale electricity revenues decreased $256 million, or 38%, to $424 million in 2012 reflecting lower generation volumes, due primarily to generation facility outages and economic backdown as well as milder weather. The decline also reflected lower wholesale electricity prices, which were largely due to the effect of lower natural gas prices and milder weather.

Fuel, purchased power costs and delivery fees decreased $366 million, or 22%, to $1.302 billion in 2012. Lignite/coal fuel costs decreased $138 million reflecting an increase in planned and unplanned generation unit outages and economic backdown. Purchased power and other costs decreased $61 million reflecting the severe winter storm in February 2011, which resulted in equipment failures and higher electricity demand, as well as lower volumes purchased for resale due to a plant outage and lower wind power generation volumes. Natural gas fuel costs decreased $34 million reflecting lower prices and volumes. Delivery fees declined $80 million reflecting lower retail volumes. Amortization of intangibles decreased $42 million reflecting lower amortization of emission allowances due to an impairment recorded in the third quarter 2011 and expiration of contracts fair-valued under purchase accounting at the Merger date.

A 28% decrease in lignite/coal-fueled production was driven by the increased generation unit outages and economic backdown, while nuclear-fueled production increased 9% reflecting a spring refueling outage in 2011.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $232 million and $95 million in net gains for the six months ended June 30, 2012 and 2011, respectively, which reflects the natural gas price hedging program discussed above under "Natural Gas Prices and Natural Gas Price Hedging Program":

	Six Months Ended June 30, 2012
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$993	$(818)	$175
Trading positions	5	52	57
Total	$998	$(766)	$232

	Six Months Ended June 30, 2011
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$467	$(400)	$67
Trading positions	23	5	28
Total	$490	$(395)	$95

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $1 million and $10 million in net gains in 2012 and 2011, respectively (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs decreased $28 million, or 6%, to $435 million in 2012. The decrease reflected $32 million in lower nuclear generation maintenance costs reflecting activities performed during the planned refueling outage in 2011 and the absence of a spring refueling outage in 2012 and $6 million in lower costs related to new systems implementation and process improvements at generation facilities, partially offset by $13 million in higher lignite-fueled generation maintenance costs in 2012 reflecting more planned and unplanned outage days.

Depreciation and amortization decreased $63 million, or 9%, to $663 million in 2012. The decrease reflected increased useful lives and retirements of certain generation assets.

SG&A expenses decreased $25 million, or 7%, to $311 million in 2012. The decrease reflected $14 million in lower bad debt expense due to improved collection and customer care processes, customer mix and lower revenues and $8 million in lower retail marketing and related expense.

Other income totaled $10 million in 2012 and $40 million in 2011. Other income in 2012 included a $6 million fee received to novate certain hedge transactions between counterparties. Other income in 2011 included $21 million related to the settlement of bankruptcy claims against a counterparty and $7 million for a property damage claim. See Note 12 to Financial Statements.

Other deductions totaled $7 million in 2012 and $90 million in 2011. Other deductions in 2011 included $86 million in third party fees related to the amendment and extension of the TCEH Senior Secured Facilities. See Note 12 to Financial Statements.

Interest income decreased $21 million to $25 million in 2012 reflecting lower balances of notes receivable from EFH Corp. (see Note 11 to Financial Statements).

Interest expense and related charges decreased $203 million, or 12%, to $1.498 billion in 2012. The decrease reflected a $265 million net improvement in unrealized mark-to-market valuations of interest rate swaps, partially offset by a $75 million increase in interest paid/accrued reflecting debt exchanges and amendments completed in 2011. See Note 12 to Financial Statements.

Income tax benefit totaled $464 million and $512 million on pretax losses in 2012 and 2011, respectively. The effective rate was 33.7% and 34.3% in 2012 and 2011, respectively. The decrease in the effective rate reflects the absence in 2012 of the domestic production deduction, due to a pre-tax loss projected for 2012, largely offset by the higher Texas margin tax expense in 2011 due to the taxable gain arising from the amendments to the TCEH Senior Secured Facilities completed in April 2011.

After-tax loss decreased $68 million to $914 million in 2012 reflecting lower interest expense and higher net gains from commodity hedging and trading activities, partially offset by the effects of milder weather.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities in the six months ended June 30, 2012 and 2011. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $765 million and $385 million in unrealized net losses in 2012 and 2011, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes trading positions.

	Six Months Ended June 30,
	2012	2011
Commodity contract net asset at beginning of period	$3,190	$3,097
Settlements of positions (a)	(990)	(556)
Changes in fair value of positions in the portfolio (b)	225	171
Other activity (c)	(31)	37
Commodity contract net asset at end of period	$2,394	$2,749
____________

(a)
Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period). Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(b)
Represents unrealized net gains recognized, including net gains related to positions in the natural gas price hedging program (see discussion above under "Natural Gas Prices and Natural Gas Price Hedging Program"), partially offset by net losses related to other hedging positions. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(c)
These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold.

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at June 30, 2012, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at June 30, 2012
Source of fair value	Less than 1 year	1-3 years	4-5 years	Excess of 5 years	Total
Prices actively quoted	$9	$(21)	$—	$—	$(12)
Prices provided by other external sources	1,294	1,100	—	—	2,394
Prices based on models	22	(10)	—	—	12
Total	$1,325	$1,069	$—	$—	$2,394
Percentage of total fair value	55%	45%	—%	—%	100%

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flow — Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 — Cash provided by operating activities decreased $162 million to $225 million in 2012 driven by higher cash interest payments.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $98 million and $128 million in the six months ended June 30, 2012 and 2011, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets arising from purchase accounting that is reported in various other income statement line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $472 million in 2012 compared to $569 million in 2011. Activity in 2012 reflected repayment of borrowings under the TCEH Revolving Credit Facility. Activity in 2011 reflected the amendment and extension of the TCEH Senior Secured Facilities as discussed in Note 5 to Financial Statements.

See Note 5 to Financial Statements for further detail of short-term borrowings and long-term debt.

Cash provided by investing activities totaled $485 million in 2012 compared to $197 million in 2011. Activity in 2012 reflected settlement of $912 million of the TCEH demand notes receivable from EFH Corp. as compared to $549 million settled in 2011, partially offset by higher capital expenditures. Capital expenditures increased $116 million to $385 million in 2012 reflecting increased environmental related spending. Nuclear fuel purchases decreased $11 million due to timing. Restricted cash related to margin deposits provided $64 million of cash in 2012 compared to a $22 million of cash used in 2011

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the six months ended June 30, 2012 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Repayments and Repurchases
TCEH (a)	$103	$(21)
EFCH	—	(2)
EFH Corp. (pushed down to EFCH) (b)	14	—
Total long-term	117	(23)
Total short-term – TCEH (c)	—	(485)
Total	$117	$(508)
____________

(a)
Borrowings represent $88 million of noncash principal increases of TCEH Toggle Notes issued in May 2012 in payment of accrued interest as discussed below under "Toggle Notes Interest Election" and sale/leaseback transactions for mining equipment entered into in 2012. Repayments represent $14 million of payments of principal at scheduled maturity dates and $7 million of payments of capital lease liabilities (see Note 5 to Financial Statements).

(b)	Borrowings represent noncash principal increases of EFH Corp. Toggle Notes issued in May 2012 in payment of accrued interest as discussed below under "Toggle Notes Interest Election."

(c)	Short-term amount represents net repayments of borrowings under the TCEH Revolving Credit Facility.

See Note 5 to Financial Statements for further detail of long-term debt and other financing arrangements, including $99 million of debt due currently (within 12 months) at June 30, 2012.

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

Available Liquidity — The following table summarizes changes in available liquidity in the six months ended June 30, 2012.

	Available Liquidity
	June 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$358	$120	$238
TCEH Revolving Credit Facility	1,869	1,384	485
TCEH Letter of Credit Facility	81	169	(88)
Total liquidity	$2,308	$1,673	$635

Available liquidity increased $635 million in the first half of 2012 reflecting EFH Corp.'s net repayment of $912 million of TCEH's demand notes receivable, the majority of which was used to repay borrowings under the TCEH Revolving Credit Facility (see Note 5 to Financial Statements). EFH Corp.'s repayment of the demand notes was funded by a debt issuance at EFIH in February 2012. The change in liquidity also reflected that capital expenditures, including nuclear fuel purchases, exceeded cash from operations by $256 million for the six months ended June 30, 2012. See discussion of cash flows above.

Secured Debt Capacity - At July 27, 2012, TCEH believes that it is permitted under its applicable debt agreements to issue additional senior secured debt (in each case, subject to certain exceptions and conditions set forth in its applicable debt documents) as follows:

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

These amounts are estimates based on TCEH's current interpretation of the covenants set forth in its applicable debt agreements and do not take into account exceptions in the agreements that may allow for the incurrence of additional secured debt, including, but not limited to, acquisition debt, coverage ratio debt, refinancing debt, capital leases and hedging obligations. Moreover, such amounts could change from time to time as a result of, among other things, the termination of any debt agreement (or specific terms therein) or changes in the debt agreements that result from negotiations with new or existing lenders. In addition, covenants included in agreements governing additional future debt may impose greater restrictions on the incurrence of secured debt by TCEH. Consequently, the actual amount of senior secured debt that TCEH is permitted to incur under its debt agreements could be materially different than the amounts provided above.

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

TCEH made its May 2012 payment and expects to make its November 2012 interest payment on the TCEH Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on the notes is increased from 10.50% to 11.25%. TCEH increased the aggregate principal amount of the notes by $88 million in May 2012 and is expected to further increase the aggregate principal amount of the notes by $93 million in November 2012. The elections increased liquidity in May 2012 by an amount equal to $82 million and are expected to further increase liquidity in November 2012 by an amount equal to an estimated $87 million, constituting the amounts of cash interest that otherwise would have been payable on the notes.

Similarly, EFH Corp. made its May 2012 payment and expects to make its November 2012 interest payment on the EFH Corp. Toggle Notes by using the PIK feature of those notes. During the applicable interest periods, the interest rate on these notes is increased from 11.25% to 12.00%. EFH Corp. increased the aggregate principal amount of the notes by $26 million in May 2012 and is expected to issue an additional $28 million in November 2012. Also as a result of EFIH's ownership of EFH Corp. Toggle Notes ($2.951 billion principal amount at June 30, 2012), EFH Corp. issued to EFIH an additional $167 million aggregate principal amount of the notes in May 2012 and is expected to issue to EFIH an additional $177 million in November 2012. The elections increased liquidity in May 2012 by an amount equal to $25 million (excluding $156 million related to notes held by EFIH) and are expected to further increase liquidity in November 2012 by an amount equal to a currently estimated $26 million (excluding $166 million related to notes held by EFIH), constituting the amounts of cash interest that otherwise would have been payable on the notes. See Note 5 to Financial Statements for further discussion of the EFH Corp. Toggle Notes.

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral posting obligations. In addition, TCEH's Commodity Collateral Posting Facility (CCP facility), an uncapped senior secured revolving credit facility that matures in December 2012, funds the cash collateral posting requirements for a significant portion of the positions in the natural gas price hedging program not otherwise secured by a first-lien interest in the assets of TCEH. The aggregate principal amount of the CCP facility is determined by the exposure arising from higher forward market prices, regardless of the amount of such exposure, on a portfolio of certain natural gas hedging transaction volumes. Including those hedging transactions where margin deposits are covered by unlimited borrowings under the CCP facility, at June 30, 2012, approximately 90% of the long-term natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral posting requirements for those hedging transactions. Due to declines in forward natural gas prices, no amounts were outstanding under the CCP facility at June 30, 2012 or December 31, 2011. See Note 5 to Financial Statements for more information about the TCEH Senior Secured Facilities, which include the CCP facility.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted. At June 30, 2012, restricted cash collateral held totaled $65 million. See Note 12 to Financial Statements regarding restricted cash.

With the natural gas price hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. At June 30, 2012, approximately 100 million MMBtu of positions related to the natural gas price hedging program were not directly secured on an asset-lien basis and thus are subject to cash collateral posting requirements. The uncapped CCP facility supports the collateral posting requirements related to a significant portion of these positions. The positions supported by the CCP facility, under which there were no borrowings at June 30, 2012, mature by the end of 2012, when the CCP facility matures.

At June 30, 2012, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$22 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $50 million posted at December 31, 2011;

•
$1.087 billion in cash has been received from counterparties, net of $1 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $1.055 billion received, net of $6 million in cash posted, at December 31, 2011;

•	$448 million in letters of credit have been posted with counterparties, as compared to $363 million posted at December 31, 2011, and

•	$68 million in letters of credit have been received from counterparties, as compared to $103 million received at December 31, 2011.

Income Tax Refunds/Payments — Income tax payments related to the Texas margin tax are expected to total $37 million, and we do not expect to pay any federal income taxes to EFH Corp. in the next twelve months. Payments totaled $37 million in the six months ended June 30, 2012. (See Note 11 to Financial Statements.)

We cannot reasonably estimate the ultimate amounts and timing of tax payments associated with uncertain tax positions, but expect that no material federal income tax payments related to such positions will be made in the next 12 months. (See Note 12 to Financial Statements.)

Interest Rate Swap Transactions — See Note 5 to Financial Statements for discussion of TCEH's interest rate swaps.

Accounts Receivable Securitization Program — TCEH participates in EFH Corp.'s accounts receivable securitization program with financial institutions (the funding entities). In accordance with transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Receivables Company, a consolidated, wholly-owned, bankruptcy-remote, direct subsidiary of EFH Corp., which sells undivided interests in the purchased accounts receivable for cash to entities established for this purpose by the funding entities. All new trade receivables under the program generated by the originator are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $142 million and $104 million at June 30, 2012 and December 31, 2011, respectively. See Note 4 to Financial Statements for a more complete description of the program, including the impact of the program on the financial statements for the periods presented and the contingencies that could result in termination of the program and a reduction of liquidity should the underlying financing be settled.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of certain of our financing arrangements contain maintenance covenants with respect to leverage ratios and/or minimum net worth. At June 30, 2012, we were in compliance with all such covenants.

Covenants and Restrictions under Financing Arrangements — The TCEH Senior Secured Facilities and the indentures governing substantially all of the debt we have issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on our liquidity and operations.

Adjusted EBITDA (as used in the maintenance covenant contained in the TCEH Senior Secured Facilities) for the twelve months ended June 30, 2012 totaled $3.617 billion for TCEH. See Exhibits 99(b) and 99(c) for a reconciliation of net loss to Adjusted EBITDA for TCEH and EFH Corp., respectively, in the six and twelve months ended June 30, 2012 and 2011.

The table below summarizes TCEH's secured debt to Adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and various other financial ratios of EFH Corp. and TCEH that are applicable under certain other threshold covenants in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the TCEH Senior Secured Notes, the TCEH Senior Secured Second Lien Notes, the EFH Corp. Senior Notes and the EFH Corp. Senior Secured Notes at June 30, 2012 and December 31, 2011. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. or TCEH to incur certain permitted debt or make certain restricted payments and/or investments. EFCH and its consolidated subsidiaries are in compliance with their maintenance covenants.

	June 30, 2012	December 31, 2011	Threshold Level at June 30, 2012
Maintenance Covenant:
TCEH Senior Secured Facilities:
Secured debt to Adjusted EBITDA ratio (a)	5.53 to 1.00	5.78 to 1.00	Must not exceed 8.00 to 1.00 (b)
Debt Incurrence Covenants:
EFH Corp. Senior Secured Notes:
EFH Corp. fixed charge coverage ratio	1.1 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Covenants:
EFH Corp. Senior Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	9.5 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
EFH Corp. Senior Secured Notes:
General restrictions (non-Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.4 to 1.0	1.4 to 1.0	At least 2.0 to 1.0
General restrictions (Sponsor Group payments):
EFH Corp. fixed charge coverage ratio (c)	1.1 to 1.0	1.1 to 1.0	At least 2.0 to 1.0
EFH Corp. leverage ratio	9.5 to 1.0	9.7 to 1.0	Equal to or less than 7.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.2 to 1.0	1.3 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	8.2 to 1.0	8.7 to 1.0	Equal to or less than 6.5 to 1.0
___________

(a)
At June 30, 2012, includes actual Adjusted EBITDA for both Oak Grove units and the Sandow 5 unit and all outstanding debt under the Delayed Draw Term Loan. At December 31, 2011, includes pro forma Adjusted EBITDA for the new Oak Grove 2 generation unit as well as actual Adjusted EBITDA for Sandow 5 and Oak Grove 1 units and all outstanding debt under the Delayed Draw Term Loan.

(b)
Calculation excludes secured debt that ranks junior to the TCEH Senior Secured Facilities and up to $1.5 billion ($906 million excluded at June 30, 2012) principal amount of TCEH senior secured first lien notes whose proceeds are used to prepay term loans or deposit letter of credit loans under the TCEH Senior Secured Facilities.

(c)
The EFH Corp. fixed charge coverage ratio for non-Sponsor Group payments includes the results of Oncor Holdings and its subsidiaries. The EFH Corp. fixed charge coverage ratio for Sponsor Group payments excludes the results of Oncor Holdings and its subsidiaries.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH's non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, at June 30, 2012, counterparties to those contracts could have required TCEH to post up to an aggregate of $49 million in additional collateral. This amount largely represents the below market terms of these contracts at June 30, 2012; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At June 30, 2012, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $27 million, with $12 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at June 30, 2012, TCEH posted letters of credit in the amount of $71 million, which are subject to adjustments.

The RRC has rules in place to assure that parties can meet their mining reclamation obligations, including through self-bonding when appropriate. If Luminant Generation Company LLC (a subsidiary of TCEH) does not continue to meet the self-bonding requirements as applied by the RRC, TCEH may be required to post cash, letter of credit or other tangible assets as collateral support in an amount currently estimated to be approximately $850 million to $1.0 billion. The actual amount (if required) could vary depending upon numerous factors, including the amount of Luminant Generation Company LLC's self-bond accepted by the RRC and the level of mining reclamation obligations.

ERCOT has rules in place to assure adequate credit worthiness of parties that participate in the "day-ahead" and "real-time markets" operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $130 million at June 30, 2012 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($20.426 billion at June 30, 2012) under such facilities.

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

Under the terms of a TCEH rail car lease, which had $42 million in remaining lease payments at June 30, 2012 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of another TCEH rail car lease, which had $46 million in remaining lease payments at June 30, 2012 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2012 that are expected to materially impact our financial statements.

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

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Month-end average Trading VaR:	$11	$4
Month-end high Trading VaR:	$12	$8
Month-end low Trading VaR:	$10	$1
VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Month-end average MtM VaR:	$153	$195
Month-end high MtM VaR:	$206	$268
Month-end low MtM VaR:	$120	$121

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

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Month-end average EaR:	$113	$170
Month-end high EaR:	$161	$228
Month-end low EaR:	$77	$121

The increase in the Trading VaR risk measure above reflected higher market volatility and an increase in trading positions. The decreases in the MtM VaR and EaR risk measures above reflected a reduction of positions in the natural gas price hedging program due to maturities and lower forward natural gas prices.

Interest Rate Risk

At June 30, 2012, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $10 million, taking into account the interest rate swaps discussed in Note 5 to Financial Statements.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $1.835 billion at June 30, 2012. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at June 30, 2012 include $544 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $67 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At June 30, 2012, the exposure to credit risk from these counterparties totaled $1.291 billion taking into account the standardized master netting contracts and agreements described above but before taking into account $1.103 billion in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $188 million decreased $393 million in the six months ended June 30, 2012, driven by maturities of positions in the natural gas price hedging program, increased collateral received due to recent credit rating downgrades of financial institution counterparties and contractual credit enhancements.

Of this $188 million net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and our internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure at June 30, 2012 arising from wholesale trade receivables, commodity contracts and hedging and trading activities. This credit exposure represents wholesale trade accounts receivable and net asset positions in the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 9 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

				Gross Exposure by Maturity
	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	2 years or less	Between 2-5 years	Greater than 5 years	Total
Investment grade	$1,279	$1,093	$186	$1,106	$173	$—	$1,279
Noninvestment grade	12	10	2	12	—	—	12
Totals	$1,291	$1,103	$188	$1,118	$173	$—	$1,291
Investment grade	99.1%		98.9%
Noninvestment grade	0.9%		1.1%

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

Significant (10% or greater) concentration of credit exposure exists with five counterparties, which represented 30%, 18%, 15%, 11% and 11% of the $188 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, and the importance of our business relationship with the counterparties.

With respect to credit risk related to the natural gas price hedging program, all of the transaction volumes are with counterparties that have an investment grade credit rating. However, there is current and potential credit concentration risk related to the limited number of counterparties that comprise the substantial majority of the program with such counterparties being in the banking and financial sector. The transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of a material downgrade in the credit rating of the counterparties. An event of default by one or more hedge counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts are owed to the counterparties related to the commodity contracts or delays in receipts of expected settlements if the hedge counterparties owe amounts to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2011 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the NERC, the TRE, the PUCT, the RRC, the NRC, the EPA, the TCEQ, the US Mine Safety and Health Administration and the US Commodity Futures Trading Commission, with respect to, among other things:

◦	allowed prices;

◦	industry, market and rate structure;

◦	purchased power and recovery of investments;

◦	operations of nuclear generation facilities;

◦	operations of fossil-fueled generation facilities;

◦	operations of mines;

◦	acquisition and disposal of assets and facilities;

◦	development, construction and operation of facilities;

◦	decommissioning costs;

◦	present or prospective wholesale and retail competition;

◦	changes in tax laws and policies;

◦	changes in and compliance with environmental and safety laws and policies, including the CSAPR, MATS and climate change initiatives, and

◦	clearing over the counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of a recessionary environment;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	unanticipated changes in market heat rates in the ERCOT electricity market;

•	our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;

•	weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist or cybersecurity threats or activities;

•	unanticipated population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	unanticipated changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	unanticipated changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the willingness of our lenders to extend the maturities of our debt instruments and the terms and conditions of any such extensions;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	activity in the credit default swap market related to our debt instruments;

•	restrictions placed on us by the agreements governing our debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on, or refinance, our debt instruments;

•	our ability to successfully execute our liability management program or otherwise address our debt maturities;

•	any defaults under certain of our financing arrangements that could trigger cross default or cross acceleration provisions under other financing arrangements;

•	our ability to make intercompany loans or otherwise transfer funds among different entities in our corporate structure;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to our financial instruments;

•	changes in technology used by and services offered by us;

•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•	changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and OPEB, and future funding requirements related thereto;

•	changes in assumptions used to estimate future executive compensation payments;

•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards;

•	significant changes in critical accounting policies;

•	actions by credit rating agencies;

•	adverse claims by our creditors or holders of our debt securities;

•	our ability to effectively execute our operational strategy, and

•	our ability to implement cost reduction initiatives.

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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2012.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2012 and 2011.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2012 and 2011.

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
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

Date: July 30, 2012