Form 10-Q
period 2013-03-31
Energy Future Competitive Holdings CO
filed 2013-05-02
CIK 1445049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
— OR —
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34543
Energy Future Competitive Holdings Company LLC
(formerly Energy Future Competitive Holdings Company)
(Exact name of registrant as specified in its charter)

Delaware	75-1837355
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
At May 1, 2013, the outstanding membership interest in Energy Future Competitive Holdings Company LLC was directly held by Energy Future Holdings Corp.
Energy Future Competitive Holdings Company LLC meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Energy Future Competitive Holdings Company LLC's (EFCH) (formerly known as Energy Future Holdings Company) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. EFCH also from time to time makes available to the public, free of charge, on the EFH Corp. website certain financial statements of its wholly-owned subsidiary, Texas Competitive Electric Holdings Company LLC. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. The representations and warranties contained in any agreement that EFCH has filed as an exhibit to this quarterly report on Form 10-Q or that EFCH has or may publicly file in the future may contain representations and warranties made by and to the parties thereto at specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

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

i

GLOSSARY
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2012 Form 10-K	EFCH's Annual Report on Form 10-K for the year ended December 31, 2012

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

CAIR	Clean Air Interstate Rule

CFTC	US Commodity Futures Trading Commission

CSAPR	the final Cross-State Air Pollution Rule issued by the EPA in July 2011 and vacated by the US Court of Appeals for the District of Columbia Circuit in August 2012 (see Note 6 to Financial Statements)

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH
Energy Future Competitive Holdings Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context (formerly known as Energy Future Competitive Holdings Company, which was a Texas corporation)

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries depending on context, whose major subsidiaries include TCEH and Oncor

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH Finance	EFIH Finance Inc., a direct, wholly-owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

IRS	US Internal Revenue Service

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

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

MATS	the Mercury and Air Toxics Standard established by the EPA

Merger	The transaction referred to in the Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007.

MMBtu	million British thermal units

Moody's	Moody's Investors Services, Inc. (a credit rating agency)

MW	megawatts

MWh	megawatt-hours

NERC	North American Electric Reliability Corporation

NOx	nitrogen oxides

NRC	US Nuclear Regulatory Commission

NYMEX	the New York Mercantile Exchange, a physical commodity futures exchange

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
Refers to certain loans from TCEH to EFH Corp. in the form of demand notes to finance EFH Corp. debt principal and interest payments and, until April 2011, other general corporate purposes of EFH Corp., that were guaranteed on a senior unsecured basis by EFCH and EFIH and were repaid by EFH Corp. in January 2013.

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

TCEH Senior Secured Facilities	Refers, collectively, to the TCEH Term Loan Facilities, TCEH Revolving Credit Facility and TCEH Letter of Credit Facility. See Note 5 to Financial Statements for details of these facilities.

TCEH Senior Secured Notes	TCEH's and TCEH Finance's 11.5% Senior Secured Notes due October 1, 2020

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Operating revenues	$1,260	$1,222
Fuel, purchased power costs and delivery fees	(636)	(628)
Net gain (loss) from commodity hedging and trading activities	(197)	368
Operating costs	(229)	(207)
Depreciation and amortization	(344)	(330)
Selling, general and administrative expenses	(158)	(155)
Franchise and revenue-based taxes	(17)	(19)
Other income (Note 12)	4	3
Other deductions	(3)	(2)
Interest income	4	16
Interest expense and related charges (Note 12)	(593)	(643)
Loss before income taxes	(909)	(375)
Income tax benefit	383	122
Net loss	$(526)	$(253)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Net loss	$(526)	$(253)
Other comprehensive income, net of tax effects – cash flow hedges derivative value net loss related to hedged transactions recognized during the period and reported in interest expense and related charges (net of tax benefit of $1 in both periods)	2	3
Comprehensive loss	$(524)	$(250)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(526)	$(253)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	387	376
Deferred income tax benefit, net	(276)	(131)
Unrealized net loss from mark-to-market valuations of commodity positions	487	152
Unrealized net gain from mark-to-market valuations of interest rate swaps (Note 5)	(148)	(110)
Interest expense on toggle notes payable in additional principal (Notes 5 and 12)	—	44
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 12)	70	52
Interest expense related to pushed-down debt of parent (Notes 5 and 12)	3	19
Bad debt expense (Note 4)	6	5
Accretion expense related primarily to mining reclamation obligations (Note 12)	8	9
Stock-based incentive compensation expense	—	1
Changes in operating assets and liabilities:
Margin deposits, net	(199)	12
Other operating assets and liabilities	174	(12)
Cash provided by (used in) operating activities	(14)	164
Cash flows — financing activities:
Repayments/repurchases of long-term debt (Note 5)	(16)	(18)
Net short-term borrowings under accounts receivable securitization program (Note 4)	7	(11)
Decrease in other short-term borrowings (Note 5)	—	(670)
Notes/advances due to affiliates	2	—
Decrease in income tax-related note payable to Oncor (Note 11)	—	(10)
Contributions from noncontrolling interests (Note 7)	1	2
Sale/leaseback of equipment	—	14
Other, net	(2)	1
Cash used in financing activities	(8)	(692)
Cash flows — investing activities:
Capital expenditures	(131)	(177)
Nuclear fuel purchases	(20)	(64)
Settlements of notes due from affiliates	698	925
Purchase of right to use certain computer-related assets from parent (Note 11)	(6)	—
Proceeds from sales of assets	1	—
Changes in restricted cash	—	15
Purchases of environmental allowances and credits	(5)	(6)
Proceeds from sales of nuclear decommissioning trust fund securities	41	10
Investments in nuclear decommissioning trust fund securities	(45)	(14)
Other, net	—	2
Cash provided by investing activities	533	691

Net change in cash and cash equivalents	511	163
Cash and cash equivalents — beginning balance	1,175	120
Cash and cash equivalents — ending balance	$1,686	$283

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1,686	$1,175
Trade accounts receivable — net (includes $373 and $445 in pledged amounts related to a VIE (Notes 2 and 4))	557	710
Notes receivable from parent (Note 11)	—	698
Inventories (Note 12)	408	393
Commodity and other derivative contractual assets (Note 9)	1,208	1,463
Margin deposits related to commodity positions	127	71
Other current assets	84	120
Total current assets	4,070	4,630
Restricted cash (Note 12)	947	947
Investments (Note 12)	750	710
Property, plant and equipment — net (Note 12)	18,346	18,556
Goodwill (Note 3)	4,952	4,952
Identifiable intangible assets — net (Note 3)	1,765	1,781
Commodity and other derivative contractual assets (Note 9)	424	586
Other noncurrent assets, primarily unamortized debt amendment and issuance costs	971	811
Total assets	$32,225	$32,973
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings (includes $89 and $82 related to a VIE (Notes 2 and 5))	$2,143	$2,136
Long-term debt due currently (Note 5)	83	96
Trade accounts payable	389	389
Trade accounts and other payables to affiliates	144	139
Notes payable to parent (Note 11)	83	81
Commodity and other derivative contractual liabilities (Note 9)	971	894
Margin deposits related to commodity positions	457	600
Accumulated deferred income taxes	45	49
Accrued income taxes payable to parent (Note 11)	44	31
Accrued taxes other than income	44	17
Accrued interest	521	407
Other current liabilities	218	255
Total current liabilities	5,142	5,094
Accumulated deferred income taxes	3,056	3,759
Commodity and other derivative contractual liabilities (Note 9)	1,407	1,556
Notes or other liabilities due to affiliates (Note 11)	6	5
Long-term debt held by affiliates (Note 11)	382	382
Long-term debt, less amounts due currently (Note 5)	29,738	29,928
Affiliate tax sharing liability (Note 12)	1,115	—
Other noncurrent liabilities and deferred credits (Note 12)	1,862	2,643
Total liabilities	42,708	43,367

Commitments and Contingencies (Note 6)

Equity (Note 7):
EFCH shareholder's equity	(10,596)	(10,506)
Noncontrolling interests in subsidiaries	113	112
Total equity	(10,483)	(10,394)
Total liabilities and equity	$32,225	$32,973

See Notes to Financial Statements

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "we," "our," "us" and "the company" are to EFCH and/or its subsidiaries, as apparent in the context. See "Glossary" for defined terms.

EFCH, a wholly-owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company. In April 2013, EFCH was converted from a Texas corporation to a Delaware limited liability company; the directors and officers and consolidated assets, businesses and operations are unchanged. We conduct our operations almost entirely through our wholly-owned subsidiary, TCEH. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management and electricity sourcing for our retail and wholesale customers, are performed on an integrated basis; consequently, there are no reportable business segments.

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

Note 5 provides the details of EFCH's and its consolidated subsidiaries' short-term borrowings and long-term debt, including principal amounts and maturity dates, as well as details of recent debt activity, including the three-year extension of the portion of the TCEH Revolving Credit Facility that would have expired in 2013. At March 31, 2013, TCEH had $1.7 billion of cash and cash equivalents and $212 million of available capacity under its letter of credit facility. Based on the current forecast of cash from operating activities, which reflects current forward market electricity prices, projected capital expenditures and other cash flows, we expect that TCEH will have sufficient liquidity to meets its obligations until October 2014, at which time a total of $3.8 billion of the TCEH Term Loan Facilities matures. TCEH's ability to satisfy this obligation is dependent upon the implementation of one or more of the actions described immediately below.

EFH Corp. and its subsidiaries (excluding Oncor Holdings and its subsidiaries) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and will likely from time to time enter into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and debt for equity exchanges or conversions, including exchanges or conversions of debt of EFH Corp., EFIH, EFCH and TCEH into equity of EFH Corp., EFIH, EFCH, TCEH and/or any of their subsidiaries. These actions could result in holders of EFH Corp., EFIH and TCEH debt instruments not recovering the full principal amount of those obligations.

Discussions with Creditors

We and EFH Corp. recently engaged in discussions with certain unaffiliated holders of first lien senior secured claims against EFCH, TCEH and certain of TCEH's subsidiaries (the Creditors) with respect to our capital structure, including the possibility of a restructuring transaction. During the discussions, proposed changes to EFH Corp.'s capital structure were presented to the Creditors. The proposed changes included a consensual restructuring of TCEH's debt under which EFCH, TCEH, and certain of TCEH's subsidiaries would implement a prepackaged plan of reorganization by commencing voluntary cases under Chapter 11 of the United States Bankruptcy Code. Under this proposed plan, the TCEH first lien creditors would exchange their claims for a combination of EFH Corp. equity and cash or new long-term debt of TCEH, and the Sponsors would continue to hold an equity investment in EFH Corp. The Sponsors communicated a willingness to contribute new equity capital to EFH Corp. to facilitate implementation of the proposed plan in an amount that would provide substantial additional liquidity to EFH Corp. and EFIH, provided that in such circumstances the Sponsors would receive additional equity of EFH Corp. Following implementation of the proposed plan, EFH Corp. would continue to hold all of the equity interests in EFCH and EFIH, EFCH would continue to hold all of the equity interests in TCEH, and EFIH would continue to hold all of the equity interests in Oncor Holdings. We, EFH Corp. and the Creditors have not reached agreement on the terms of any change in our capital structure and are currently not engaged in ongoing negotiations. We and EFH Corp. will continue to consider and evaluate a range of future changes to our capital structure, in addition to the proposed changes described above. In addition, we and EFH Corp. and the Sponsors may engage from time to time in additional discussions, which may include proposed changes to our capital structure, with the Creditors, other creditors and their professional advisors.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our 2012 Form 10-K. Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Any acquisitions of outstanding debt for cash, including notes that had been issued in lieu of cash interest, are presented in the financing activities section of the statement of cash flows. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in our 2012 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs are as follows:

Assets:	March 31, 2013	December 31, 2012	Liabilities:	March 31, 2013	December 31, 2012
Cash and cash equivalents	$80	$43	Short-term borrowings	$89	$82
Accounts receivable	373	445	Trade accounts payable	1	1
Property, plant and equipment	136	134	Other current liabilities	9	7
Other assets, including $3 million and $12 million of current assets	11	16
Total assets	$600	$638	Total liabilities	$99	$90

The assets of our consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIEs do not have recourse to our assets to settle the obligations of the VIE.

3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance. There were no changes to the goodwill balance for the three months ended March 31, 2013. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,322
Accumulated impairment charges	(13,370)
Balance at March 31, 2013 and December 31, 2012	$4,952

In the first quarter 2013, we finalized the fair value calculations supporting the $1.2 billion noncash goodwill impairment charge that was recorded in the fourth quarter 2012. No additional impairment was recorded.

Identifiable Intangible Assets

Identifiable intangible assets reported in the balance sheet are comprised of the following:

	March 31, 2013			December 31, 2012
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$384	$79	$463	$378	$85
Favorable purchase and sales contracts	552	320	232	552	314	238
Software and other computer-related assets	325	122	203	320	112	208
Environmental allowances and credits	596	396	200	594	393	201
Mining development costs	173	90	83	163	82	81
Total intangible assets subject to amortization	$2,109	$1,312	797	$2,092	$1,279	813
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			13			13
Total intangible assets			$1,765			$1,781

Amortization expense related to intangible assets (including income statement line item) consisted of:

Identifiable Intangible Asset	Income Statement Line	Three Months Ended March 31,
		2013	2012
Retail customer relationship	Depreciation and amortization	$6	$9
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	6	8
Software and other computer-related assets	Depreciation and amortization	10	6
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	3	5
Mining development costs	Depreciation and amortization	8	6
Total amortization expense		$33	$34

Estimated Amortization of Intangible Assets – The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2013	$133
2014	$115
2015	$105
2016	$86
2017	$67

4. TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

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

Under the program, TXU Energy (originator) sells all of its trade accounts receivable to TXU Energy Receivables Company, which is an entity created for the special purpose of purchasing receivables from the originator and is a consolidated, wholly-owned, bankruptcy-remote subsidiary of TCEH. TXU Energy Receivables Company borrows funds from a financial institution using the accounts receivable as collateral.

The trade accounts receivable amounts under the program are reported in the financial statements as pledged balances, and the related funding amounts are reported as short-term borrowings.

The maximum funding amount currently available under the program is $200 million, which approximates the expected usage and applies only to receivables related to non-executory retail sales contracts. Program funding increased to $89 million at March 31, 2013 from $82 million at December 31, 2012. Because TCEH's credit ratings were lower than Ba3/BB-, under the terms of the program available funding is reduced by the amount of customer deposits held by the originator, which totaled $35 million at March 31, 2013.

TXU Energy Receivables Company issues a subordinated note payable to the originator in an amount equal to the difference between the face amount of the accounts receivable purchased, less a discount, and cash paid to the originator. Because the subordinated note is limited to 25% of the uncollected accounts receivable purchased, and the amount of borrowings is limited by terms of the financing agreement, any additional funding to purchase the receivables is sourced from cash on hand and/or capital contributions from TCEH. Under the program, the subordinated note issued by TXU Energy Receivables Company is subordinated to the security interests of the financial institution. The balance of the subordinated note payable, which is eliminated in consolidation, totaled $44 million and $97 million at March 31, 2013 and December 31, 2012, respectively.

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

The discount from face amount on the purchase of receivables from the originator principally funds program fees paid to the financial institution. The program fees consist primarily of interest costs on the underlying financing and are reported as interest expense and related charges. The discount also funds a servicing fee, which is reported as SG&A expense, paid by TXU Energy Receivables Company to TXU Energy, which provides recordkeeping services and is the collection agent under the program.

Program fee amounts were as follows:

	Three Months Ended March 31,
	2013	2012
Program fees	$2	$2
Program fees as a percentage of average funding (annualized)	6.0%	7.1%

Activities of TXU Energy Receivables Company and TXU Receivables Company were as follows:

	Three Months Ended March 31,
	2013	2012
Cash collections on accounts receivable	$980	$1,100
Face amount of new receivables purchased	(909)	(956)
Discount from face amount of purchased receivables	9	3
Program fees paid to financial institution	(2)	(2)
Servicing fees paid for recordkeeping and collection services	—	(1)
Increase (decrease) in subordinated notes payable	(52)	(133)
(Increase) decrease in cash held	(33)	—
Cash flows (provided to) used by originator under the program	$(7)	$11

The program expires in November 2015, provided that the expiration date will change to June 2014 if at that time more than $500 million aggregate principal amount of the term loans and deposit letter of credit loans under the TCEH Senior Secured Facilities maturing prior to October 2017 remain outstanding. The program is subject to the same financial maintenance covenant as the TCEH Senior Credit Facilities as discussed in Note 5. The program may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days outstanding ratio exceed stated thresholds, unless the financial institution waives such events of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Energy Receivables Company defaults in any payment with respect to debt in excess of $50,000 in the aggregate, or if EFH Corp., TCEH, any affiliate of TCEH acting as collection agent, any parent guarantor of the originator or the originator defaults in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. At March 31, 2013, there were no such events of termination.

If the program was terminated, TCEH's liquidity would be reduced because collections of sold receivables would be used by TXU Energy Receivables Company to repay borrowings from the financial institution instead of purchasing new receivables. We expect that the level of cash flows would normalize in approximately 10 to 24 days following termination.

Trade Accounts Receivable

	March 31, 2013	December 31, 2012
Wholesale and retail trade accounts receivable, including $383 and $454 in pledged retail receivables	$567	$719
Allowance for uncollectible accounts	(10)	(9)
Trade accounts receivable — reported in balance sheet	$557	$710

Gross trade accounts receivable at March 31, 2013 and December 31, 2012 included unbilled revenues of $200 million and $260 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2013	2012
Allowance for uncollectible accounts receivable at beginning of period	$9	$27
Increase for bad debt expense	6	5
Decrease for account write-offs	(5)	(12)
Allowance for uncollectible accounts receivable at end of period	$10	$20

5. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At March 31, 2013, outstanding short-term borrowings totaled $2.143 billion, which included $2.054 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.70%, excluding customary fees, and $89 million under the accounts receivable securitization program discussed in Note 4.

At December 31, 2012, outstanding short-term borrowings totaled $2.136 billion, which included $2.054 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.40%, excluding customary fees, and $82 million under the accounts receivable securitization program.

Credit Facilities

Credit facilities and related cash borrowings at March 31, 2013 are presented below. Available letter of credit capacity totaled $212 million at March 31, 2013 as discussed below. The facilities are all senior secured facilities of TCEH.

		March 31, 2013
Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Revolving Credit Facility (a)	October 2016	$2,054	$—	$2,054	$—
TCEH Letter of Credit Facility (b)	October 2017 (b)	1,062	—	1,062	—
Total TCEH		$3,116	$—	$3,116	$—
___________

(a)
Facility used for borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. At March 31, 2013, borrowings under the facility bear interest at LIBOR plus 4.50%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 1.00% of the average daily unused portion of the facility. In January 2013, commitments previously maturing in 2013 were extended to 2016 as discussed below.

(b)
Facility, $42 million of which matures in October 2014, used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not secured by a first-lien interest in the assets of TCEH. The borrowings under this facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit and are classified as long-term debt. At March 31, 2013, the restricted cash totaled $947 million, after reduction for a $115 million letter of credit drawn in 2009 related to an office building financing. At March 31, 2013, the restricted cash supports $735 million in letters of credit outstanding, leaving $212 million in available letter of credit capacity.

Amendment and Extension of TCEH Revolving Credit Facility — In January 2013, the Credit Agreement governing the TCEH Senior Secured Facilities was amended to extend the maturity date of the $645 million of commitments maturing in October 2013 to October 2016, bringing the maturity date of all commitments under the TCEH Revolving Credit Facility totaling $2.054 billion to October 2016. The extended commitments have the same terms and conditions as the existing commitments expiring in October 2016 under the Credit Agreement. Fees in consideration for the extension were settled through the incurrence of $340 million principal amount of incremental term loans under the TCEH Term Loan Facilities maturing in October 2017. In connection with the extension request, TCEH eliminated its ability to draw letters of credit under the TCEH Revolving Credit Facility. At the date of the extension, there were no outstanding letters of credit under the TCEH Revolving Credit Facility.

Long-Term Debt

At March 31, 2013 and December 31, 2012, long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
TCEH
Senior Secured Facilities:
3.733% TCEH Term Loan Facilities maturing October 10, 2014 (a)(b)	$3,809	$3,809
3.704% TCEH Letter of Credit Facility maturing October 10, 2014 (b)	42	42
4.732% TCEH Term Loan Facilities maturing October 10, 2017 (a)(b)(c)	15,710	15,370
4.704% TCEH Letter of Credit Facility maturing October 10, 2017 (b)	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (c)	2,046	2,046
10.25% Fixed Senior Notes due November 1, 2015, Series B (c)	1,442	1,442
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
6.75% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (d)	16	16
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
0.134% Floating Series 2001D-2 due May 1, 2033 (e)	97	97
0.320% Floating Taxable Series 2001I due December 1, 2036 (f)	62	62
0.134% Floating Series 2002A due May 1, 2037 (e)	45	45
6.75% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (d)	44	44
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (d)	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (g)	(110)	(112)
Other:
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015	4	12
7% Fixed Senior Notes due March 15, 2013	—	5
Capital leases	62	64
Other	3	3
Unamortized discount	(119)	(10)
Unamortized fair value discount (g)	(1)	(1)
Total TCEH	30,098	29,880

	March 31, 2013	December 31, 2012
EFCH (parent entity)
9.58% Fixed Notes due in annual installments through December 4, 2019 (h)	35	35
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (h)	38	39
1.099% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (b)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (g)	(7)	(7)
Subtotal	75	76
EFH Corp. debt pushed down (i)
10% Fixed Senior Notes due January 15, 2020	—	330
9.75% Fixed Senior Notes due October 15, 2019	—	58
10.875% Fixed Senior Notes due November 1, 2017	16	32
11.25 / 12.00% Senior Toggle Notes due November 1, 2017	14	30
Subtotal — EFH Corp. debt pushed down	30	450
Total EFCH (parent entity)	105	526
Total EFCH consolidated	30,203	30,406
Less amount due currently	(83)	(96)
Less amount held by affiliates (Note 11)	(382)	(382)
Total long-term debt	$29,738	$29,928
____________

(a)	Interest rate swapped to fixed on $18.265 billion principal amount of maturities through October 2014 and up to an aggregate $12.6 billion principal amount from October 2014 through October 2017.

(b)	Interest rates in effect at March 31, 2013.

(c)	As discussed below and in Note 11, principal amounts of notes/term loans totaling $382 million at both March 31, 2013 and December 31, 2012 were held by EFH Corp. and EFIH.

(d)
These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(e)	Interest rates in effect at March 31, 2013. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.

(f)	Interest rate in effect at March 31, 2013. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.

(g)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(h)
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

Debt Amounts Due Currently

Amounts due currently (within twelve months) at March 31, 2013 totaled $83 million and consisted of $60 million principal amount of TCEH pollution control revenue bonds (PCRBs) subject to mandatory tender and remarketing in April 2013, which we repurchased in April 2013, and $23 million of scheduled installment payments on capital leases and debt securities.

Debt Related Activity in 2013

Principal amounts of long-term debt issued in the three months ended March 31, 2013 consisted of $340 million principal amount of incremental term loans under the TCEH Term Loan Facilities discussed in "Amendment and Extension of TCEH Revolving Credit Facility" above.

Repayments of long-term debt in the three months ended March 31, 2013 totaled $16 million and consisted of $14 million of payments of principal at scheduled maturity dates and $2 million of contractual payments under capital leases.

In April 2013, TCEH acquired for $40 million in cash the owner participant interest in a trust established to lease natural gas-fueled combustion turbines to TCEH. The interest in the trust was held by an unaffiliated party. The trust is a VIE, and in accordance with accounting standards, the trust will be consolidated in the second quarter 2013, with the trust's combustion turbine assets and related debt being recorded at estimated fair values. At March 31, 2013, the principal amount of the trust's debt totaled $45 million.

Issuance of EFIH 10% Senior Secured Notes and EFIH 11.25%/12.25% Toggle Notes in Exchange for EFH Corp. Debt Guaranteed by EFCH — In exchanges in January 2013, EFIH and EFIH Finance issued $1.302 billion principal amount of EFIH 10% Senior Secured Notes due 2020 (EFIH 10% Notes) in exchange for $1.310 billion total principal amount of EFH Corp. and EFIH senior secured notes consisting of: (i) $113 million principal amount of EFH Corp. 9.75% Senior Secured Notes due 2019 (EFH Corp. 9.75% Notes), (ii) $1.058 billion principal amount of EFH Corp. 10% Senior Secured Notes due 2020 (EFH Corp. 10% Notes), and (iii) $139 million principal amount of EFIH senior secured notes.

In connection with these debt exchange transactions, EFH Corp. received the requisite consents from holders of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes to certain amendments to the respective indentures governing these notes. These amendments, among other things, made EFCH and EFIH unrestricted subsidiaries under the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes, thereby eliminating EFCH's and EFIH's guarantees of the notes.

In additional exchanges in January 2013, EFIH and EFIH Finance issued $89 million principal amount of 11.25%/12.25% Toggle Notes due 2018 (EFIH Toggle Notes) in exchange for $95 million total principal amount of EFH Corp. senior notes consisting of: (i) $31 million principal amount of EFH Corp. 10.875% Senior Notes due 2017 (EFH Corp. 10.875% Notes), (ii) $33 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes due 2017 (EFH Corp. Toggle Notes) and (iii) $31 million principal amount of other EFH Corp. unsecured debt.

In the first quarter 2013, EFIH distributed $6.360 billion principal amount of EFH Corp. debt guaranteed by EFCH that EFIH previously received in debt exchanges as a dividend to EFH Corp., which cancelled the notes. The dividend included $1.715 billion principal amount of EFH Corp. 10.875% Notes, $3.474 billion principal amount of EFH Corp. Toggle Notes, $1.058 billion principal amount of EFH Corp. 10% Notes and $113 million principal amount of EFH Corp. 9.75% Notes.

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

The amount reflected in our balance sheet as pushed down debt ($30 million and $450 million at March 31, 2013 and December 31, 2012, respectively, as shown in the long-term debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed by EFCH (parent entity). This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH (parent entity) and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

The table below presents, an analysis of the total outstanding principal amount of EFH Corp. debt that EFCH (parent entity) and EFIH had guaranteed (fully and unconditionally on a joint and several basis) at December 31, 2012, as (i) amounts that EFIH held as an investment, (ii) amounts held by nonaffiliates subject to push down to our balance sheet and (iii) amounts held by nonaffiliates that are not Merger-related. As discussed in note (a) to the table below, as a result of transactions in early 2013, debt guaranteed and subject to push down at March 31, 2013 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes. The guarantee is not secured.

December 31, 2012 (a)
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed
EFH Corp. 9.75% and 10% Senior Notes	$—	$776	$400	$1,176
EFH Corp. 10.875% Senior Notes	1,685	64	—	1,749
EFH Corp. 11.25%/12.00% Senior Toggle Notes	3,441	60	—	3,501
Subtotal	$5,126	$900	$400	6,426
TCEH Demand Notes (Note 11)				698
Total				$7,124
____________

(a)
As a result of transactions completed in early 2013, the $5.126 billion principal amount of EFH Corp. 10.875% Senior Notes and 11.25%/12.00% Senior Toggle Notes were distributed by EFIH as a dividend to EFH Corp., which cancelled them, substantially all of the $1.176 billion principal amount of EFH Corp. 9.75% and 10% Senior Notes have been cancelled, $64 million of the $124 million principal amount of EFH Corp. 10.875% Senior Notes and 11.25%/12.00% Senior Toggle Notes subject to push down have been cancelled and the TCEH Demand Notes have been settled (see Note 11).

Information Regarding Other Significant Outstanding Debt

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities totaled $22.635 billion at March 31, 2013 and consisted of:

•	$3.809 billion of TCEH Term Loan Facilities maturing in October 2014 with interest payable at LIBOR plus 3.50%;

•	$15.710 billion of TCEH Term Loan Facilities maturing in October 2017 with interest payable at LIBOR plus 4.50%;

•	$42 million of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2014 with interest payable at LIBOR plus 3.50% (see discussion under "Credit Facilities" above);

•	$1.020 billion of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2017 with interest payable at LIBOR plus 4.50% (see discussion under "Credit Facilities" above), and

•
Amounts borrowed under the TCEH Revolving Credit Facility, which may be reborrowed from time to time until October 2016 and represent the entire amount of commitments under the facility totaling $2.054 billion at March 31, 2013. See "Credit Facilities" above for discussion regarding the maturity date extension of $645 million in commitments from 2013 to 2016.

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

TCEH 11.5% Senior Secured Notes — At March 31, 2013, the principal amount of the TCEH 11.5% Senior Secured Notes totaled $1.750 billion. The notes mature in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, at a fixed rate of 11.5% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

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

TCEH 15% Senior Secured Second Lien Notes (including Series B) — At March 31, 2013, the principal amount of the TCEH 15% Senior Secured Second Lien Notes totaled $1.571 billion. These notes mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Facilities on a first-priority basis, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

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

TCEH 10.25% Senior Notes (including Series B) and 10.50/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — At March 31, 2013, the principal amount of the TCEH Senior Notes totaled $5.237 billion, including $363 million aggregate principal amount held by EFH Corp. and EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, EFCH (which owns 100% of TCEH), and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes mature in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The TCEH Toggle Notes mature in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum for cash interest and at a fixed rate of 11.25% per annum for PIK Interest, which option expired with the November 1, 2012 interest payment.

Fair Value of Long-Term Debt

At March 31, 2013 and December 31, 2012, the estimated fair value of our long-term debt (excluding capital leases) totaled $17.297 billion and $17.858 billion, respectively, and the carrying amount totaled $30.141 billion and $30.342 billion, respectively. At March 31, 2013 and December 31, 2012, the estimated fair value of our short-term borrowings under the TCEH Revolving Credit Facilities totaled $1.412 billion and $1.500 billion, respectively, and the carrying amount totaled $2.054 billion. We determine fair value in accordance with accounting standards as discussed in Note 8, and at March 31, 2013, our debt fair value represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

TCEH Interest Rate Swap Transactions

TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at March 31, 2013, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

Fixed Rates			Expiration Dates	Notional Amount
5.5%	-	9.3%	September 2013 through October 2014	$18.265	billion (a)
6.8%	-	9.0%	October 2015 through October 2017	$12.600	billion (b)
___________

(a)
Swaps related to an aggregate $600 million principal amount of debt expired in 2013. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $405 million in 2013, substantially offsetting the expired swaps.

(b)
These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 with the remainder expiring in October 2017.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at March 31, 2013 totaled $11.967 billion notional amount. The basis swaps relate to debt outstanding through 2014.

The interest rate swap counterparties are secured on an equal and ratable basis by the same collateral pledged to the lenders under the TCEH Senior Secured Facilities.

The interest rate swaps have resulted in net losses reported in interest expense and related charges as follows:

	Three Months Ended March 31,
	2013	2012
Realized net loss	$(151)	$(168)
Unrealized net gain	148	110
Total	$(3)	$(58)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.917 billion and $2.065 billion at March 31, 2013 and December 31, 2012, respectively, of which $62 million and $65 million (both pretax), respectively, were reported in accumulated other comprehensive income.

6. COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

See Note 5 for discussion of guarantees and security for certain of our debt and EFCH guarantees of certain EFH Corp. debt.

Letters of Credit

At March 31, 2013, TCEH had outstanding letters of credit under its credit facilities totaling $735 million as follows:

•	$330 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•
$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$65 million to support TCEH's REP financial requirements with the PUCT, and

•	$132 million for miscellaneous credit support requirements.

Litigation

In March 2013, Aurelius Capital Master, Ltd. and ACP Master, Ltd. filed a lawsuit in the United States District Court for the Northern District of Texas (Dallas Division) against EFCH as a nominal defendant and each of the current directors and a former director of EFCH. In the lawsuit, Aurelius, as a creditor under the TCEH Senior Secured Facilities and certain TCEH secured bonds both of which are guaranteed by EFCH, filed a derivative claim against EFCH and its directors. Aurelius alleges that the directors of EFCH breached their fiduciary duties to EFCH and its creditors, including Aurelius, by permitting TCEH to make certain loans "without collecting fair and reasonably equivalent value." The lawsuit seeks recovery for the benefit of EFCH. We cannot predict the outcome of this proceeding, including the financial effects, if any.

Litigation Related to Generation Facilities — In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC's (Oak Grove) (a wholly-owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs sought a reversal of the TCEQ's order and a remand back to the TCEQ for further proceedings. The district court affirmed the TCEQ's issuance of the TPDES permit to Oak Grove. In December 2012, plaintiffs appealed the district court's decision to the Third Court of Appeals in Austin, Texas. While we cannot predict the timing or outcome of this proceeding, we believe the renewal and amendment of the Oak Grove TPDES permit are protective of the environment and were in accordance with applicable law.

In September 2010, the Sierra Club filed a lawsuit in the US District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly-owned subsidiary of TCEH) for alleged violations of the Clean Air Act (CAA) at Luminant's Martin Lake generation facility. In May 2012, the Sierra Club filed a lawsuit in the US District Court for the Western District of Texas (Waco Division) against EFH Corp. and Luminant Generation Company LLC for alleged violations of the CAA at Luminant's Big Brown generation facility. The Big Brown case is currently scheduled for trial in November 2013, and the Martin Lake case does not yet have a trial date. While we are unable to estimate any possible loss or predict the outcome, we believe that the Sierra Club's claims are without merit, and we intend to vigorously defend these lawsuits. In addition, in December 2010 and again in October 2011, the Sierra Club informed Luminant that it may sue Luminant for allegedly violating CAA provisions in connection with Luminant's Monticello generation facility. In May 2012, the Sierra Club informed us that it may sue us for allegedly violating CAA provisions in connection with Luminant's Sandow 4 generation facility. While we cannot predict whether the Sierra Club will actually file suit regarding Monticello or Sandow 4 or the outcome of any resulting proceedings, we believe we have complied with the requirements of the CAA at all of our generation facilities.

See below for discussion of litigation regarding the CSAPR and the Texas State Implementation Plan.

Regulatory Reviews

In June 2008, the EPA issued an initial request for information to TCEH under the EPA's authority under Section 114 of the CAA. The stated purpose of the request is to obtain information necessary to determine compliance with the CAA, including New Source Review Standards and air permits issued by the TCEQ for the Big Brown, Monticello and Martin Lake generation facilities. Historically, as the EPA has pursued its New Source Review enforcement initiative, companies that have received a large and broad request under Section 114, such as the request received by TCEH, have in many instances subsequently received a notice of violation from the EPA, which has in some cases progressed to litigation or settlement. In July 2012, the EPA sent us a notice of violation alleging noncompliance with the CAA's New Source Review Standards and the air permits at our Martin Lake and Big Brown generation facilities. While we cannot predict whether the EPA will initiate enforcement proceedings under the notice of violation, we believe that we have complied with all requirements of the CAA at all of our generation facilities. We cannot predict the outcome of any resulting enforcement proceedings or estimate the penalties that might be assessed in connection with any such proceedings. In September 2012, we filed a petition for review in the United States Court of Appeals for the Fifth Circuit Court (Fifth Circuit Court) seeking judicial review of the EPA's notice of violation. Given recent legal precedent subjecting agency orders like the notice of violation to judicial review, we filed the petition for review to preserve our ability to challenge the EPA's issuance of the notice and its defects. In October 2012, the EPA filed a motion to dismiss our petition. In December 2012, the Fifth Circuit Court issued an order that will delay a ruling on the EPA's motion to dismiss until after the case has been fully briefed and oral argument, if any, is held. In April 2013, we received an additional information request from the EPA under Section 114 related to the Big Brown, Martin Lake and Monticello facilities as well as an initial information request related to the Sandow 4 generation facility. We cannot predict the outcome of these proceedings, including the financial effects, if any.

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

In February 2012, the EPA released a final rule (Final Revisions) and a proposed rule revising certain aspects of the CSAPR, including increases in the emissions budgets for Texas and our generation assets as compared to the July 2011 version of the rule. In April 2012, we filed in the D.C. Circuit Court a petition for review of the Final Revisions on the ground, among others, that the rules do not include all of the budget corrections we requested from the EPA. The parties to the case agreed that the case should be held in abeyance pending the conclusion of the CSAPR rehearing proceeding discussed below. In June 2012, the EPA finalized the proposed rule (Second Revised Rule). As compared to the proposed revisions to the CSAPR issued by the EPA in October 2011, the Final Revisions and the Second Revised Rule finalize emissions budgets for our generation assets that are approximately 6% lower for SO2, 3% higher for annual NOx and 2% higher for seasonal NOx.

In August 2012, a three judge panel of the D.C. Circuit Court vacated the CSAPR, remanding it to the EPA for further proceedings. As a result, the CSAPR, the Final Revisions and the Second Revised Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. The D.C. Circuit Court's order stated that the EPA was expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the EPA's further consideration of the rule. In October 2012, the EPA and certain other parties that supported the CSAPR filed petitions with the D.C. Circuit Court seeking review by the full court of the panel's decision to vacate and remand the CSAPR. In January 2013, the D.C. Circuit Court denied these requests for rehearing, concluding the CSAPR rehearing proceeding. In March 2013, the EPA and certain other parties that supported the CSAPR submitted petitions to the US Supreme Court seeking its review of the D.C. Circuit Court decision. We cannot predict whether the US Supreme Court will grant or deny the petitions or the outcome of any granted review.

State Implementation Plan (SIP)

In September 2010, the EPA disapproved a portion of the State Implementation Plan pursuant to which the TCEQ implements its program to achieve the requirements of the CAA. The EPA disapproved the Texas standard permit for pollution control projects. We hold several permits issued pursuant to the TCEQ standard permit conditions for pollution control projects. We challenged the EPA's disapproval by filing a lawsuit in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) arguing that the TCEQ's adoption of the standard permit conditions for pollution control projects was consistent with the CAA. In March 2012, the Fifth Circuit Court vacated the EPA's disapproval of the Texas standard permit for pollution control projects and remanded the matter to the EPA for reconsideration. We cannot predict the timing or outcome of the EPA's reconsideration, including the financial effects, if any.

In November 2010, the EPA disapproved a different portion of the SIP under which the TCEQ had been phasing out a long-standing exemption for certain emissions that unavoidably occur during startup, shutdown and maintenance activities and replacing that exemption with a more limited affirmative defense that will itself be phased out and replaced by TCEQ-issued generation facility-specific permit conditions. We, like many other electricity generation facility operators in Texas, have asserted applicability of the exemption or affirmative defense, and the TCEQ has not objected to that assertion. We have also applied for and received the generation facility-specific permit amendments. We challenged the EPA's disapproval by filing a lawsuit in the Fifth Circuit Court arguing that the TCEQ's adoption of the affirmative defense and phase-out of that affirmative defense as permits are issued is consistent with the CAA. In July 2012, the Fifth Circuit Court denied our challenge and ruled that the EPA's actions were in accordance with the CAA. In October 2012, the Fifth Circuit Court panel withdrew its opinion and issued a second, expanded opinion that again upheld the EPA's disapproval. In November 2012, we filed a petition with the Fifth Circuit Court asking for review by the full Fifth Circuit Court of the panel's second opinion. Other parties to the proceedings also filed a petition with the Fifth Circuit Court asking the panel to reconsider its decision. In March 2013, the Fifth Circuit Court panel withdrew its second opinion and issued a third opinion that again upheld the EPA's actions. In April 2013, the Fifth Circuit Court also denied our November 2012 petition for rehearing of the panel's second opinion and denied the request by other parties for the panel to reconsider its second decision. Following the issuance of the mandate, we filed a motion to recall the mandate, which was denied in a single-judge order. The parties to this proceeding have approximately 90 days to appeal the Fifth Circuit Court's decision to the US Supreme Court. We cannot predict the timing or outcome of this proceeding, including the financial effects, if any, related to the EPA's disapproval of this SIP provision.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

7. EQUITY

Dividend Restrictions

While EFCH has no contractual dividend restrictions, the TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash distribution on their common stock unless at the time, and after giving effect to such distribution, TCEH's consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. At March 31, 2013, the ratio was 9.0 to 1.0.

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

Noncontrolling Interests

As discussed in Note 2, we consolidate a joint venture formed in 2009 for the purpose of developing two new nuclear generation units, which results in a noncontrolling interests component of equity. As discussed in Notes 2 and 4, prior to November 2012, we also consolidated a VIE owned by EFH Corp. related to our accounts receivable securitization program, which resulted in a noncontrolling interests component of equity. Net loss attributable to the noncontrolling interests was immaterial for the three months ended March 31, 2013 and 2012.

Equity

The following tables present the changes to equity for the three months ended March 31, 2013 and 2012.

Three Months Ended March 31, 2013
	EFCH Shareholder's Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$7,665	$(18,129)	$(42)	$112	$(10,394)
Net loss	—	(526)	—	—	(526)
Net effect of cash flow hedges	—	—	2	—	2
Investment by noncontrolling interests	—	—	—	1	1
Effect of debt push-down from EFH Corp. (a)	434	—	—	—	434
Balance at March 31, 2013	$8,099	$(18,655)	$(40)	$113	$(10,483)

Three Months Ended March 31, 2012
	EFCH Shareholder's Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$7,351	$(15,121)	$(49)	$103	$(7,716)
Net loss	—	(253)	—	—	(253)
Effect of stock-based incentive compensation plans	2	—	—	—	2
Net effect of cash flow hedges	—	—	3	—	3
Investment by noncontrolling interests	—	—	—	2	2
Effect of debt push-down from EFH Corp. (a)	12	—	—	—	12
Balance at March 31, 2012	$7,365	$(15,374)	$(46)	$105	$(7,950)
 _______________

(a)	Represents the interest and income tax effects of debt pushed down from EFH Corp. (Note 5).

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

Our valuation policies and procedures are developed, maintained and validated by an EFH Corp. centralized risk management group that reports to the EFH Corp. Chief Financial Officer, who also functions as the Chief Risk Officer. Risk management functions include commodity price reporting and validation, valuation model validation, risk analytics, risk control, credit risk management and risk reporting.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following at March 31, 2013 and December 31, 2012:

March 31, 2013
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$192	$1,333	$106	$1,631
Interest rate swaps	—	1	—	1
Nuclear decommissioning trust – equity securities (b)	276	159	—	435
Nuclear decommissioning trust – debt securities (b)	—	266	—	266
Total assets	$468	$1,759	$106	$2,333
Liabilities:
Commodity contracts	$278	$135	$47	$460
Interest rate swaps	—	1,918	—	1,918
Total liabilities	$278	$2,053	$47	$2,378

December 31, 2012
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$180	$1,784	$83	$2,047
Interest rate swaps	—	2	—	2
Nuclear decommissioning trust – equity securities (b)	249	144	—	393
Nuclear decommissioning trust – debt securities (b)	—	261	—	261
Total assets	$429	$2,191	$83	$2,703
Liabilities:
Commodity contracts	$208	$121	$54	$383
Interest rate swaps	—	2,067	—	2,067
Total liabilities	$208	$2,188	$54	$2,450
 _______________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	The nuclear decommissioning trust investment is included in the investments line in the balance sheet. See Note 12.

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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2013 and 2012. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type (all related to commodity contracts) and the significant unobservable inputs used in the valuations at March 31, 2013 and December 31, 2012:

March 31, 2013
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$4	$(8)	$(4)	Valuation Model	Illiquid pricing locations (c)	$30 to $40/MWh
					Hourly price curve shape (d)	$15 to $50/MWh

Electricity spread options	58	(13)	45	Option Pricing Model	Gas to power correlation (e)	25% to 90%
					Power volatility (f)	15% to 35%

Electricity congestion revenue rights	39	(3)	36	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $30.00

Coal purchases	1	(22)	(21)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	0% to 40%
					Recovery rate (k)	0% to 40%

Other	4	(1)	3

Total	$106	$(47)	$59

December 31, 2012
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$5	$(9)	$(4)	Valuation Model	Illiquid pricing locations (c)	$20 to $40/MWh
					Hourly price curve shape (d)	$20 to $50/MWh

Electricity spread options	34	(10)	24	Option Pricing Model	Gas to power correlation (e)	20% to 90%
					Power volatility (f)	20% to 40%

Electricity congestion revenue rights	41	(2)	39	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $0.50

Coal purchases	—	(32)	(32)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	5% to 40%
					Recovery rate (k)	0% to 40%

Other	3	(1)	2

Total	$83	$(54)	$29

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

(h)	Based on the historical price differences between settlement points in the ERCOT North Hub for 2012 and the ERCOT North and West Hubs in 2013.

(i)	Based on the historical range of price variances between mine locations.

(j)	Estimate of the range of probabilities of default based on past experience and the length of the contract as well as our and counterparties' credit ratings.

(k)	Estimate of the default recovery rate based on historical corporate rates.

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net asset balance at beginning of period	$29	$53
Total unrealized valuation gains (losses)	9	(69)
Purchases, issuances and settlements (a):
Purchases	4	8
Issuances	—	(8)
Settlements	16	20
Transfers into Level 3 (b)	1	(7)
Transfers out of Level 3 (b)	—	(2)
Net change (c)	30	(58)
Net asset (liability) balance at end of period	$59	$(5)
Unrealized valuation gains (losses) relating to instruments held at end of period	$14	$(65)
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. Transfers out during 2012 reflect increased observability of pricing related to certain congestion revenue rights. Transfers in during 2012 were driven by an increase in nonperformance risk adjustments related to certain coal purchase contracts. All Level 3 transfers during the periods presented are in and out of Level 2.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets at March 31, 2013 and December 31, 2012:

March 31, 2013
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$1,207	$1	$—	$—	$1,208
Noncurrent assets	424	—	—	—	424
Current liabilities	—	—	(448)	(523)	(971)
Noncurrent liabilities	—	—	(12)	(1,395)	(1,407)
Net assets (liabilities)	$1,631	$1	$(460)	$(1,918)	$(746)

December 31, 2012
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$1,461	$2	$—	$—	$1,463
Noncurrent assets	586	—	—	—	586
Current liabilities	—	—	(366)	(528)	(894)
Noncurrent liabilities	—	—	(17)	(1,539)	(1,556)
Net assets (liabilities)	$2,047	$2	$(383)	$(2,067)	$(401)

At March 31, 2013 and December 31 2012, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Three Months Ended March 31,
Derivative (income statement presentation)	2013	2012
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$(200)	$358
Interest rate swaps (Interest expense and related charges) (b)	(3)	(58)
Net gain (loss)	$(203)	$300
_______________

(a)
Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

(b)	Includes unrealized mark-to-market net gain as well as the net realized effect on interest paid/accrued, both reported in "Interest Expense and Related Charges" (see Note 12).

The following table presents the pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges. There were no amounts recognized in OCI for the three months ended March 31, 2013 or 2012.

	Three Months Ended March 31,
Derivative type (income statement presentation of loss reclassified from accumulated OCI into income)	2013	2012
Interest rate swaps (interest expense and related charges)	$(2)	$(3)
Interest rate swaps (depreciation and amortization)	(1)	(1)
Total	$(3)	$(4)

There were no transactions designated as cash flow hedges during the three months ended March 31, 2013 or 2012.

Accumulated other comprehensive income related to cash flow hedges at March 31, 2013 and December 31, 2012 totaled $40 million and $42 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps. We expect that $5 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at March 31, 2013 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Balance Sheet Presentation of Derivatives

Consistent with elections under US GAAP to present amounts on a gross basis, we report derivative assets and liabilities in the balance sheet without taking into consideration netting arrangements we have with counterparties. This presentation can result in significant volatility in derivative assets and liabilities because we may enter into offsetting positions with the same counterparties, resulting in both assets and liabilities, and the underlying commodity prices can change significantly from period to period.

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At March 31, 2013 and December 31, 2012, margin deposits held were unrestricted.

We maintain standardized master netting agreements with counterparties that allow for the netting of positive and negative exposures. Generally, we utilize the International Swaps and Derivatives Association (ISDA) standardized contract for financial transactions, the Edison Electric Institute standardized contract for physical power transactions and the North American Energy Standards Board (NAESB) standardized contract for physical natural gas transactions. These contain credit enhancements that allow for the right to offset assets and liabilities with other financial instruments and collateral received in order to reduce credit exposure between us and the counterparty. These agreements contain specific language related to margin requirements, monthly settlement netting, cross-commodity netting and early termination netting, which is negotiated with the contract counterparty.

Certain entities are counterparties to both our natural gas hedge program positions and our interest rate swaps and have entered into master agreements that provide for netting and setoff of amounts related to these positions.

The following tables reconcile our derivative assets and liabilities as presented in the consolidated balance sheet to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

March 31, 2013
	Amounts Presented in Balance Sheet	Offsetting Financial Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts (c)
Derivative assets:
Commodity contracts	$1,631	$(1,011)	$(454)	$166
Interest rate swaps	1	(1)	—	—
Total derivative assets	1,632	(1,012)	(454)	166
Derivative liabilities:
Commodity contracts	(460)	329	89	(42)
Interest rate swaps	(1,918)	683	—	(1,235)
Total derivative liabilities	(2,378)	1,012	89	(1,277)
Net amounts	$(746)	$—	$(365)	$(1,111)

December 31, 2012
	Amounts Presented in Balance Sheet	Offsetting Financial Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$2,047	$(1,263)	$(597)	$187
Interest rate swaps	2	(2)	—	—
Total derivative assets	2,049	(1,265)	(597)	187
Derivative liabilities:
Commodity contracts	(383)	319	29	(35)
Interest rate swaps	(2,067)	946	—	(1,121)
Total derivative liabilities	(2,450)	1,265	29	(1,156)
Net amounts	$(401)	$—	$(568)	$(969)
____________

(a)
Offsetting financial instruments with respect to commodity contracts include amounts related to interest rate swaps and vice versa. Amounts exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

(c)
Includes net liability positions totaling approximately $1.3 billion related to counterparties with positions that are secured by a first-lien interest in the assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes.

Derivative Volumes — The following table presents the gross notional amounts of derivative volumes at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed (a)	$30,865	$31,060	Million US dollars
Basis	$11,967	$11,967	Million US dollars
Natural gas:
Natural gas price hedge forward sales and purchases (b)	743	875	Million MMBtu
Locational basis swaps	463	495	Million MMBtu
All other	1,921	1,549	Million MMBtu
Electricity	61,470	76,767	GWh
Congestion Revenue Rights (c)	88,033	111,185	GWh
Coal	11	13	Million tons
Fuel oil	35	47	Million gallons
Uranium	804	441	Thousand pounds
_______________

(a)
Includes notional amount of interest rate swaps with maturity dates through October 2014 as well as notional amount of swaps effective from October 2014 with maturity dates through October 2017 (see Note 5).

(b)
Represents gross notional forward sales, purchases and options transactions in the natural gas price hedging program. The net amount of these transactions was approximately 310 million MMBtu and 360 million MMBtu at March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $112 million and $58 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $31 million and $12 million at March 31, 2013 and December 31, 2012, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, at March 31, 2013 and December 31, 2012, there were no remaining liquidity requirements.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. At March 31, 2013 and December 31, 2012, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $1.962 billion and $2.150 billion, respectively, before consideration of the amount of assets subject to the liens. No cash collateral or letters of credit were posted with these counterparties at March 31, 2013 or December 31, 2012 to reduce the liquidity exposure. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered at March 31, 2013 and December 31, 2012, the remaining related liquidity requirement after reduction for derivative assets under netting arrangements but before consideration of the amount of assets subject to the liens would have totaled $1.235 billion and $1.122 billion, respectively. See Note 5 for a description of other obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $2.074 billion and $2.208 billion at March 31, 2013 and December 31, 2012, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. At March 31, 2013, total credit risk exposure to all counterparties related to derivative contracts totaled $1.712 billion (including associated accounts receivable). The net exposure to those counterparties totaled $226 million at March 31, 2013 after taking into effect netting arrangements, setoff provisions and collateral. At March 31, 2013, the credit risk exposure to the banking and financial sector represented 91% of the total credit risk exposure and 59% of the net exposure, a significant amount of which is related to the natural gas price hedging program, and the largest net exposure to a single counterparty totaled $52 million.

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

10. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

Our subsidiaries are participating employers in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. that is described further below. Our subsidiaries also participate with EFH Corp. and certain other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and OPEB costs applicable to us totaled $3 million and $10 million for the three months ended March 31, 2013 and 2012, respectively.

The decrease in costs in 2013 reflected the implementation completed in the fourth quarter 2012 of certain amendments to EFH Corp.'s pension plan that resulted in:

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

The discount rates assumed in net pension and OPEB costs for 2013 are 4.30% and 4.10%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2013 cost amounts are 5.4% and 6.7%, respectively.

In the first three months of 2013 we made a $50 million payment to EFH Corp. to settle TCEH's allocation of 2012 pension-related charges. We expect to make additional contributions in 2013 of $2 million for the pension and OPEB plans.

11. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services totaled $225 million and $227 million for the three months ended March 31, 2013 and 2012, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at March 31, 2013 and December 31, 2012 reflect amounts due currently to Oncor totaling $121 million and $53 million, respectively, (included in trade accounts and other payables to affiliates) largely related to these electricity delivery fees.

•
In August 2012, TCEH and Oncor agreed to settle at a discount two agreements related to securitization (transition) bonds issued by Oncor's bankruptcy-remote financing subsidiary in 2003 and 2004 to recover generation-related regulatory assets. Under the agreements, TCEH had been reimbursing Oncor as described immediately below.

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects had been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor that was to mature in 2016. TCEH's payments on the note totaled $10 million for the three months ended March 31, 2012.

Under an interest reimbursement agreement, TCEH had reimbursed Oncor on a monthly basis for interest expense on the transition bonds. Only the monthly accrual of interest under this agreement was reported as a liability. This interest expense totaled $7 million for the three months ended March 31, 2012.

•
Notes receivable from EFH Corp. were payable to TCEH on demand (TCEH Demand Notes) and arose from cash loaned for debt principal and interest payments and other general corporate purposes of EFH Corp. At December 31, 2012, the notes consisted of:

December 31, 2012
Note related to debt principal and interest payments (P&I Note)	$465
Note related to general corporate purposes (SG&A Note)	233
Total	$698

The TCEH Demand Notes were guaranteed by EFIH and EFCH on a senior unsecured basis. The TCEH Demand Notes were pledged as collateral under the TCEH Senior Secured Facilities. In February 2012, $950 million of the P&I Note was repaid by EFH Corp. The repayment was funded by a debt issuance at EFIH in February 2012. In January 2013, EFIH used $680 million of the proceeds from its August 2012 debt issuance to pay a dividend to EFH Corp., which EFH Corp. used with cash on hand to repay the entire balance of the TCEH Demand Notes. The average daily balance of the TCEH Demand Notes totaled $233 million and $1.109 billion for the three months ended March 31, 2013 and 2012, respectively. The TCEH Demand Notes carried interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income related to the TCEH Demand Notes totaled $3 million and $15 million for the three months ended March 31, 2013 and 2012, respectively.

•
EFCH has a demand note payable to EFH Corp., the proceeds from which were used to repay outstanding debt. The note totaled $82 million and $81 million at March 31, 2013 and December 31, 2012, respectively, and carried interest at a rate based on the one-month LIBOR rate plus 5.00%. Interest expense related to this note totaled $1 million for both the three months ended March 31, 2013 and 2012.

•
Receivables from affiliates are measured at historical cost and primarily consisted of notes receivable for cash loaned to EFH Corp. for debt principal and interest payments and other general corporate purposes of EFH Corp. as discussed above. TCEH reviews economic conditions, counterparty credit scores and historical payment activity to assess the overall collectability of its affiliated receivables. There were no credit loss allowances at March 31, 2013 and December 31, 2012.

•
A subsidiary of EFH Corp. bills our subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges, which are settled in cash and primarily reported in SG&A expenses, totaled $62 million and $58 million for the three months ended March 31, 2013 and 2012, respectively. Beginning in the fourth quarter 2012, TCEH reimburses a subsidiary of EFH Corp. for an allocated share of computer equipment purchased by the subsidiary. Amounts paid by TCEH in the three months ended March 31, 2013 related to new computer equipment totaled $6 million, which was accounted for as an intangible asset to be amortized over the life of the equipment. Previously, the depreciation of such equipment was included in the administrative cost billings.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in investments in our balance sheet, will ultimately be sufficient to fund the actual future decommissioning liability, reported in noncurrent liabilities in our balance sheet. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended March 31, 2013 and 2012. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At March 31, 2013 and December 31, 2012, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $326 million and $284 million, respectively, included in other noncurrent liabilities in our balance sheet.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns that include our results; however, under a tax sharing agreement, our federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if we file our own corporate income tax return. As a result, we had income taxes payable to EFH Corp. of $44 million and $31 million at March 31, 2013 and December 31, 2012, respectively. In connection with an agreement reached between EFH Corp. and the IRS in March 2013, we recorded a noncurrent income tax liability to EFH Corp. totaling $1.115 billion, reported as affiliate tax sharing liability (see Note 12). We made no income tax payments to EFH Corp. for the three months ended March 31, 2013 or 2012.

•
Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at March 31, 2013 and December 31, 2012, TCEH had posted letters of credit in the amount of $10 million and $11 million, respectively, for the benefit of Oncor.

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

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

•	As a result of debt repurchase and exchange transactions in 2009 through 2011, EFH Corp. and EFIH held TCEH debt securities as follows (principal amounts):

	March 31, 2013	December 31, 2012
TCEH Senior Notes:
Held by EFH Corp.	$284	$284
Held by EFIH	79	79
TCEH Term Loan Facilities:
Held by EFH Corp.	19	19
Total	$382	$382

Interest expense on the notes totaled $10 million for both the three months ended March 31, 2013 and 2012.

See Notes 5 and 6 for guarantees and push-down of certain EFH Corp. debt and Note 10 for allocation of EFH Corp. pension and OPEB costs to us.

12. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income

	Three Months Ended March 31,
	2013	2012
Other income:
Insurance/litigation settlements	$2	$2
All other	2	1
Total other income	$4	$3

Interest Expense and Related Charges

	Three Months Ended March 31,
	2013	2012
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$676	$647
Interest related to pushed down debt	3	19
Accrued interest to be paid with additional toggle notes (Note 5)	—	44
Unrealized mark-to-market net gain on interest rate swaps	(148)	(110)
Amortization of interest rate swap losses at dedesignation of hedge accounting	2	3
Amortization of fair value debt discounts resulting from purchase accounting	2	3
Amortization of debt issuance, amendment and extension costs and discounts	65	46
Capitalized interest	(7)	(9)
Total interest expense and related charges	$593	$643

Restricted Cash

At March 31, 2013 and December 31, 2012, all restricted cash on the balance sheet related to TCEH's Letter of Credit Facility (see Note 5).

Inventories by Major Category

	March 31, 2013	December 31, 2012
Materials and supplies	$206	$201
Fuel stock	176	168
Natural gas in storage	26	24
Total inventories	$408	$393

Investments

	March 31, 2013	December 31, 2012
Nuclear plant decommissioning trust	$701	$654
Assets related to employee benefit plans, including employee savings programs, net of distributions	1	8
Land	40	41
Miscellaneous other	8	7
Total investments	$750	$710

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited in the trust fund. Net gains and losses on investments in the trust fund are offset by a corresponding change in a receivable/payable that will ultimately be settled through changes in Oncor's delivery fees rates (see Note 11). A summary of investments in the fund follows:

	March 31, 2013
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$252	$15	$(1)	$266
Equity securities (c)	247	198	(10)	435
Total	$499	$213	$(11)	$701

	December 31, 2012
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$246	$16	$(1)	$261
Equity securities (c)	245	161	(13)	393
Total	$491	$177	$(14)	$654
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.29% and 4.38% at March 31, 2013 and December 31, 2012, respectively, and an average maturity of 10 and 6 years at March 31, 2013 and December 31, 2012, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at March 31, 2013 mature as follows: $76 million in one to five years, $64 million in five to ten years and $126 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended March 31,
	2013	2012
Realized gains	$—	$—
Realized losses	$—	$—
Proceeds from sales of securities	$41	$10
Investments in securities	$(45)	$(14)

Property, Plant and Equipment

At March 31, 2013 and December 31, 2012, property, plant and equipment of $18.3 billion and $18.6 billion, respectively, is stated net of accumulated depreciation and amortization of $7.1 billion and $6.8 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, for the three months ended March 31, 2013:

	Nuclear Plant Decommissioning	Mining Land Reclamation and Other	Total
Liability at December 31, 2012	$368	$168	$536
Additions:
Accretion	6	8	14
Reductions:
Payments	—	(25)	(25)
Liability at March 31, 2013	374	151	525
Less amounts due currently	—	(76)	(76)
Noncurrent liability at March 31, 2013	$374	$75	$449

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2013	December 31, 2012
Uncertain tax positions (including accrued interest)	$448	$1,250
Asset retirement and mining reclamation obligations	449	452
Unfavorable purchase and sales contracts	614	620
Nuclear decommissioning cost over-recovery (Note 11)	326	284
Retirement plan and other employee benefits	22	28
Other	3	9
Total other noncurrent liabilities and deferred credits	$1,862	$2,643

The conclusion of all issues contested by EFH Corp. from the 1997 through 2002 IRS audit is expected to reduce the liability for uncertain tax positions by approximately $85 million with an offsetting decrease in deferred tax assets that arose largely from previous payments of alternative minimum taxes. Approval from the Joint Committee on Taxation is expected to be received in the second quarter 2013.

The IRS audit for the years 2003 through 2006 was concluded in June 2011. The IRS proposed a significant number of adjustments to the originally filed returns for such years. The adjustments relate to one significant accounting method issue and other less significant issues. In March 2013, EFH Corp. and the IRS agreed on terms to resolve the disputed adjustments. In the first quarter 2013, we adjusted the liability for uncertain tax positions to reflect the terms of the agreement, resulting in a net reduction of the liability for uncertain tax positions totaling $794 million. This reduction consisted of a $685 million reclassification to a noncurrent affiliate tax sharing liability and a net adjustment of $109 million ($62 million after tax), largely representing a reversal of accrued interest and reported as an increase in income tax benefit. In addition, in accordance with the provisions of the tax sharing agreement with EFH Corp., amounts previously recorded as accumulated deferred income taxes totaling $430 million were reclassified to the affiliate tax sharing liability, the total amount of which is not expected to be settled within the next twelve months.

Unfavorable Purchase and Sales Contracts – The amortization of unfavorable purchase and sales contracts totaled $6 million and $7 million for the three months ended March 31, 2013 and 2012, respectively. See Note 3 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2013	$26
2014	$25
2015	$25
2016	$25
2017	$25

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2013	2012
Cash payments (receipts) related to:
Interest paid (a)	$546	$509
Capitalized interest	(7)	(9)
Interest paid (net of capitalized interest) (a)	$539	$500
Noncash investing and financing activities:
Effect of Parent's payment of interest, net of tax, on pushed down debt	$18	$12
Construction expenditures (b)	$54	$84
Effect of push down of debt from parent	$(420)	$—
Debt extension transactions	$(340)	$—
____________

(a)	Net of interest received on interest rate swaps.

(b)	Represents end-of-period accruals.

13. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

At March 31, 2013 TCEH and TCEH Finance, as Co-Issuers, had outstanding $5.237 billion aggregate principal amount of 10.25% Senior Notes Due 2015, 10.25% Senior Notes due 2015 Series B and Toggle Notes (collectively, the TCEH Senior Notes) and $1.571 billion aggregate principal amount of 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021 (Series B) (collectively, the TCEH Senior Secured Second Lien Notes). The TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes are unconditionally guaranteed by EFCH and by each subsidiary (all 100% owned by TCEH) that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes. The guarantees of the TCEH Senior Notes rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. The guarantees of the TCEH Senior Secured Second Lien Notes rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH's obligations under the TCEH Senior Secured Facilities, the TCEH Senior Secured Notes and TCEH's commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral (see Note 5). All other subsidiaries of EFCH, either direct or indirect, do not guarantee the TCEH Senior Notes or TCEH Senior Secured Second Lien Notes (collectively the Non-Guarantors). The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain certain restrictions, subject to certain exceptions, on EFCH's ability to pay dividends or make investments. See Note 7.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" in order to present the condensed consolidating statements of income and of cash flows of EFCH (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors for the three months ended March 31, 2013 and 2012 and the condensed consolidating balance sheets at March 31, 2013 and December 31, 2012 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, "Push Down Basis of Accounting Required in Certain Limited Circumstances," including the effects of the push down of $30 million and $62 million of the EFH Corp. 10.875% Notes and Toggle Notes to the Parent at March 31, 2013 and December 31, 2012, respectively, $388 million of the EFH Corp. 9.75% Notes and 10% Notes to the Parent at December 31, 2012, and the TCEH Senior Notes, TCEH Senior Secured Notes, TCEH Senior Secured Second Lien Notes and TCEH Senior Secured Facilities to the Other Guarantors at March 31, 2013 and December 31, 2012 (see Note 5 for further details of this debt, including the elimination of EFCH's guarantees of the EFH Corp. 9.75% Notes and 10% Notes in January 2013). TCEH Finance's sole function is to be the co-issuer of the certain TCEH debt securities; therefore, it has no other independent assets, liabilities or operations.

EFCH (parent entity) received no dividends/distributions from its consolidated subsidiaries for the three months ended March 31, 2013 and 2012.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
Condensed Consolidating Statements of Income (Loss)
Three Months Ended March 31, 2013
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,260	$15	$(15)	$1,260
Fuel, purchased power costs and delivery fees	—	—	(636)	—	—	(636)
Net loss from commodity hedging and trading activities	—	(135)	(62)	—	—	(197)
Operating costs	—	—	(229)	—	—	(229)
Depreciation and amortization	—	—	(344)	—	—	(344)
Selling, general and administrative expenses	—	(13)	(154)	(6)	15	(158)
Franchise and revenue-based taxes	—	—	(17)	—	—	(17)
Other income	—	—	4	—	—	4
Other deductions	—	—	(3)	—	—	(3)
Interest income	—	60	187	—	(243)	4
Interest expense and related charges	(7)	(776)	(618)	(2)	810	(593)
Income (loss) before income taxes	(7)	(864)	(612)	7	567	(909)
Income tax benefit (expense)	5	314	260	(2)	(194)	383
Equity earnings (losses) of subsidiaries	(524)	26	—	—	498	—
Net income (loss)	(526)	(524)	(352)	5	871	(526)
Other comprehensive income	2	2	—	—	(2)	2
Comprehensive income (loss)	$(524)	$(522)	$(352)	$5	$869	$(524)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(1)	$(910)	$867	$30	$—	$(14)
Cash flows – financing activities:
Notes/advances due to affiliates	2	1,379	—	—	(1,379)	2
Repayments/repurchases of long-term debt	(1)	(4)	(11)	—	—	(16)
Net short-term borrowings under accounts receivable securitization program	—	—	—	7	—	7
Contributions from noncontrolling interests	—	—	—	1	—	1
Other, net	—	—	(2)	—	—	(2)
Cash provided by (used in) financing activities	1	1,375	(13)	8	(1,379)	(8)
Cash flows – investing activities:
Capital expenditures	—	—	(130)	(1)	—	(131)
Nuclear fuel purchases	—	—	(20)	—	—	(20)
Notes due from affiliates	—	—	(681)	—	1,379	698
Purchase of right to use certain computer-related assets from parent	—	—	(6)	—	—	(6)
Proceeds from sales of assets	—	—	1	—	—	1
Purchases of environmental allowances and credits	—	—	(5)	—	—	(5)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	41	—	—	41
Investments in nuclear decommissioning trust fund securities	—	—	(45)	—	—	(45)
Cash provided by (used in) investing activities	—	—	(845)	(1)	1,379	533
Net change in cash and cash equivalents	—	465	9	37	—	511
Cash and cash equivalents – beginning balance	—	1,115	15	45	—	1,175
Cash and cash equivalents – ending balance	$—	$1,580	$24	$82	$—	$1,686

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2012
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(2)	$(31)	$184	$13	$—	$164
Cash flows – financing activities:
Notes due to affiliates	3	880	—	—	(883)	—
Repayments/repurchases of long-term debt	(1)	(17)	—	—	—	(18)
Net short-term borrowings under accounts receivable securitization program	—	—	—	(11)	—	(11)
Decrease in other short-term borrowings	—	(670)	—	—	—	(670)
Decrease in income tax-related note payable to Oncor	—	—	(10)	—	—	(10)
Contributions from noncontrolling interests	—	—	—	2	—	2
Sale/leaseback of equipment	—	—	14	—	—	14
Other, net	—	—	1	—	—	1
Cash provided by (used in) financing activities	2	193	5	(9)	(883)	(692)
Cash flows – investing activities:
Capital expenditures	—	—	(174)	(3)	—	(177)
Nuclear fuel purchases	—	—	(64)	—	—	(64)
Notes/loans due from affiliates	—	—	42	—	883	925
Changes in restricted cash	—	—	15	—	—	15
Purchases of environmental allowances and credits	—	—	(6)	—	—	(6)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	10	—	—	10
Investments in nuclear decommissioning trust fund securities	—	—	(14)	—	—	(14)
Other, net	—	—	2	—	—	2
Cash provided by (used in) investing activities	—	—	(189)	(3)	883	691
Net change in cash and cash equivalents	—	162	—	1	—	163
Cash and cash equivalents – beginning balance	—	87	23	10	—	120
Cash and cash equivalents – ending balance	$—	$249	$23	$11	$—	$283

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC Condensed Consolidating Balance Sheets March 31, 2013 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,580	$24	$82	$—	$1,686
Advances to affiliates	—	—	25	—	(25)	—
Trade accounts receivable – net	—	1	227	373	(44)	557
Income taxes receivable	—	86	—	—	(86)	—
Inventories	—	—	408	—	—	408
Commodity and other derivative contractual assets	—	843	365	—	—	1,208
Accumulated deferred income taxes	3	—	—	3	(6)	—
Margin deposits related to commodity positions	—	—	127	—	—	127
Other current assets	—	5	79	—	—	84
Total current assets	3	2,515	1,255	458	(161)	4,070
Restricted cash	—	947	—	—	—	947
Investments	(10,317)	23,409	787	9	(13,138)	750
Property, plant and equipment – net	—	—	18,211	135	—	18,346
Advances to affiliates	—	—	9,486	—	(9,486)	—
Goodwill	—	4,952	—	—	—	4,952
Identifiable intangible assets – net	—	—	1,765	—	—	1,765
Commodity and other derivative contractual assets	—	415	9	—	—	424
Accumulated deferred income taxes	—	869	—	3	(872)	—
Other noncurrent assets, principally unamortized amendment/issuance costs	—	953	961	8	(951)	971
Total assets	$(10,314)	$34,060	$32,474	$613	$(24,608)	$32,225
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$2,054	$2,054	$89	$(2,054)	$2,143
Notes/advances from affiliates	1	9,510	—	—	(9,511)	—
Long-term debt due currently	11	60	12	—	—	83
Trade accounts payable	2	5	381	45	(44)	389
Trade accounts and other payables to affiliates	—	—	141	3	—	144
Notes payable to parent	82	—	1	—	—	83
Commodity and other derivative contractual liabilities	—	567	404	—	—	971

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC Condensed Consolidating Balance Sheets March 31, 2013 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Margin deposits related to commodity positions	—	453	4	—	—	457
Accumulated deferred income taxes	—	3	48	—	(6)	45
Accrued income taxes payable to parent	1	—	121	8	(86)	44
Accrued taxes other than income	—	—	44	—	—	44
Accrued interest	3	518	414	—	(414)	521
Other current liabilities	—	—	218	—	—	218
Total current liabilities	100	13,170	3,842	145	(12,115)	5,142
Accumulated deferred income taxes	80	—	2,896	—	80	3,056
Commodity and other derivative contractual liabilities	—	1,395	12	—	—	1,407
Notes or other liabilities due affiliates	—	—	6	—	—	6
Long-term debt held by affiliates	—	382	—	—	—	382
Long-term debt, less amounts due currently	94	29,589	28,715	—	(28,660)	29,738
Affiliate tax sharing liability	—	(175)	1,290	—	—	1,115
Other noncurrent liabilities and deferred credits	8	16	1,838	—	—	1,862
Total liabilities	282	44,377	38,599	145	(40,695)	42,708
EFCH shareholder's equity	(10,596)	(10,317)	(6,125)	355	16,087	(10,596)
Noncontrolling interests in subsidiaries	—	—	—	113	—	113
Total equity	(10,596)	(10,317)	(6,125)	468	16,087	(10,483)
Total liabilities and equity	$(10,314)	$34,060	$32,474	$613	$(24,608)	$32,225

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC Condensed Consolidating Balance Sheets December 31, 2012 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,115	$15	$45	$—	$1,175
Advances to affiliates	—	—	36	—	(36)	—
Trade accounts receivable – net	—	2	360	445	(97)	710
Notes receivable from parent	—	698	—	—	—	698
Income taxes receivable	—	—	410	—	(410)	—
Accounts receivable from affiliates	—	95	—	—	(95)	—
Inventories	—	—	393	—	—	393
Commodity and other derivative contractual assets	—	1,127	336	—	—	1,463
Accumulated deferred income taxes	3	—	—	3	(6)	—
Margin deposits related to commodity positions	—	—	71	—	—	71
Other current assets	—	—	112	8	—	120
Total current assets	3	3,037	1,733	501	(644)	4,630
Restricted cash	—	947	—	—	—	947
Investments	(9,794)	23,382	747	9	(13,634)	710
Property, plant and equipment – net	—	—	18,422	134	—	18,556
Advances to affiliates	—	—	8,794	—	(8,794)	—
Goodwill	—	4,952	—	—	—	4,952
Identifiable intangible assets – net	—	—	1,781	—	—	1,781
Commodity and other derivative contractual assets	—	575	11	—	—	586
Accumulated deferred income taxes	—	828	—	3	(831)	—
Other noncurrent assets, principally unamortized amendment/issuance costs	4	781	806	3	(783)	811
Total assets	$(9,787)	$34,502	$32,294	$650	$(24,686)	$32,973
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$2,054	$2,054	$82	$(2,054)	$2,136
Notes/advances from affiliates	—	8,830	—	—	(8,830)	—
Long-term debt due currently	11	64	21	—	—	96
Trade accounts payable	—	2	387	97	(97)	389
Trade accounts and other payables to affiliates	—	—	231	3	(95)	139
Notes payable to parent/affiliate	80	—	1	—	—	81
Commodity and other derivative contractual liabilities	—	610	284	—	—	894

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC Condensed Consolidating Balance Sheets December 31, 2012 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Margin deposits related to commodity positions	—	596	4	—	—	600
Accumulated deferred income taxes	—	3	52	—	(6)	49
Accrued income taxes payable to parent	2	433	—	6	(410)	31
Accrued taxes other than income	—	—	17	—	—	17
Accrued interest	18	389	281	—	(281)	407
Other current liabilities	1	4	253	—	(3)	255
Total current liabilities	112	12,985	3,585	188	(11,776)	5,094
Accumulated deferred income taxes	79	—	3,569	—	111	3,759
Commodity and other derivative contractual liabilities	—	1,539	17	—	—	1,556
Notes or other liabilities due affiliates	—	—	5	—	—	5
Long-term debt held by affiliates	—	382	—	—	—	382
Long-term debt, less amounts due currently	515	29,355	28,486	—	(28,428)	29,928
Other noncurrent liabilities and deferred credits	13	36	2,594	—	—	2,643
Total liabilities	719	44,297	38,256	188	(40,093)	43,367
EFCH shareholder's equity	(10,506)	(9,795)	(5,962)	350	15,407	(10,506)
Noncontrolling interests in subsidiaries	—	—	—	112	—	112
Total equity	(10,506)	(9,795)	(5,962)	462	15,407	(10,394)
Total liabilities and equity	$(9,787)	$34,502	$32,294	$650	$(24,686)	$32,973

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFCH, a wholly-owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company. In April 2013, EFCH was converted from a Texas corporation to a Delaware limited liability company; the directors and officers and consolidated assets, businesses and operations are unchanged. We conduct our operations almost entirely through our wholly-owned subsidiary, TCEH. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management and electricity sourcing for our retail and wholesale customers, are performed on an integrated basis; consequently, there are no reportable business segments.

Significant Activities and Events and Items Influencing Future Performance

See Note 1 to Financial Statements for discussion of TCEH liquidity and description of recent discussions with certain creditors. See Note 12 to Financial Statements for discussion of an agreement with the IRS in 2013 to resolve disputed adjustments related to the IRS audit for the years 2003 through 2006 and related accounting effects, and see "Financial Condition - Liquidity and Capital Resources - Income Tax Matters" for discussion of a private letter ruling EFH Corp. received from the IRS in April 2013 and the subsequent consummation of certain internal corporate transactions involving EFH Corp. and EFCH that resulted in the elimination of an excess loss account and a deferred intercompany gain.

Natural Gas Price Hedging Program and Other Hedging Activities — Because wholesale electricity prices in ERCOT have generally moved with natural gas prices, TCEH has a natural gas price hedging program designed to mitigate the effect of natural gas price changes on future electricity revenues. Under the program, we have entered into market transactions involving natural gas-related financial instruments, and at March 31, 2013, have effectively sold forward approximately 310 million MMBtu of natural gas (equivalent to the natural gas exposure of approximately 36,000 GWh at an assumed 8.5 market heat rate) at weighted average annual hedge prices as shown in the table below. Volumes and hedge values associated with the natural gas price hedging program are inclusive of offsetting purchases entered into to take into account new wholesale and retail electricity sales contracts and avoid over-hedging. This activity results in both commodity contract asset and liability balances pending the maturity and settlement of the offsetting transactions.

Taking together forward wholesale and retail electricity sales with the natural gas positions in the hedging program, we have effectively hedged an estimated 94% and 43% of the price exposure, on a natural gas equivalent basis, related to TCEH's expected generation output for 2013 and 2014, respectively (assuming an 8.5 market heat rate). The natural gas positions were entered into with the continuing expectation that wholesale electricity prices in ERCOT will generally move with prices of natural gas, which we expect to be the marginal fuel for the purpose of setting electricity prices generally 70% to 90% of the time in the ERCOT market. If the relationship changes in the future, the cash flows targeted under the natural gas price hedging program may not be achieved.

The company has entered into related put and call transactions (referred to as collars), primarily for 2014, that effectively hedge natural gas prices within a range. These transactions represented 49% of the positions in the natural gas price hedging program at March 31, 2013, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu.

The following table summarizes the natural gas positions in the hedging program at March 31, 2013:

	Measure	Balance 2013 (a)	2014	Total
Natural gas hedge volumes (b)	mm MMBtu	~163	~146	~309
Weighted average hedge price (c)	$/MMBtu	~6.89	~7.80	—
Average market price (d)	$/MMBtu	~4.12	~4.23	—
Realization of hedge gains (e)	$ billions	~$0.7	~$0.5	~$1.2
___________

(a)	Balance of 2013 is from April 1, 2013 through December 31, 2013.

(b)
Where collars are reflected, the volumes are based on the notional position of the derivatives to represent protection against downward price movements. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 146 million MMBtu in 2014.

(c)
Weighted average hedge prices are based on prices of positions in the natural gas price hedging program (excluding offsetting purchases to avoid over-hedging). Where collars are reflected, sales price represents the collar floor price.

(d)	Based on NYMEX Henry Hub prices.

(e)	Based on cumulative unrealized mark-to-market gain at March 31, 2013.

Changes in the fair value of the instruments in the natural gas price hedging program are recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the natural gas price hedging program at March 31, 2013, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $310 million in pretax unrealized mark-to-market gains or losses.

The natural gas price hedging program has resulted in reported net gains (losses) as follows:

	Three Months Ended March 31,
	2013	2012
Realized net gain	$256	$513
Unrealized net loss including reversals of previously recorded amounts related to positions settled	(366)	(129)
Total	$(110)	$384

The cumulative unrealized mark-to-market net gain related to positions in the natural gas price hedging program totaled $1.218 billion and $1.584 billion at March 31, 2013 and December 31, 2012, respectively. The decline was driven by settlement of maturing positions and increases in forward natural gas prices.

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

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2013 (b)	2014	2015	2016
December 31, 2008	$7.15	$7.15	$7.21	$7.30
December 31, 2009	$6.67	$6.84	$7.05	$7.24
December 31, 2010	$5.33	$5.49	$5.64	$5.79
December 31, 2011	$3.94	$4.34	$4.60	$4.85
March 31, 2012	$3.47	$3.96	$4.26	$4.51
June 30, 2012	$3.58	$3.95	$4.13	$4.29
September 30, 2012	$3.84	$4.18	$4.37	$4.55
December 31, 2012	$3.54	$4.03	$4.23	$4.42
March 31, 2013	$4.12	$4.23	$4.30	$4.38
___________

(a)	Based on NYMEX Henry Hub prices.

(b)	For March 31, 2013, natural gas prices for 2013 represent the average of forward prices for April through December.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas and certain other commodity prices and market heat rates on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH's unhedged position and forward prices at March 31, 2013, which for natural gas reflects estimates of electricity generation less amounts hedged through the natural gas price hedging program and amounts under existing wholesale and retail sales contracts. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2013 (a)	2014	2015
$1.00/MMBtu change in natural gas price (b)	$ ~20	$ ~260	$ ~475
0.1/MMBtu/MWh change in market heat rate (c)	$ ~4	$ ~30	$ ~35
$1.00/gallon change in diesel fuel price	$ ~6	$ ~40	$ ~50
___________

(a)	Balance of 2013 is from May 1, 2013 through December 31, 2013.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at March 31, 2013.

TCEH Interest Rate Swap Transactions — TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, as of March 31, 2013, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

Fixed Rates			Expiration Dates	Notional Amount
5.5%	-	9.3%	September 2013 through October 2014	$18.265	billion (a)
6.8%	-	9.0%	October 2015 through October 2017	$12.600	billion (b)
___________

(a)
Swaps related to an aggregate $600 million principal amount of debt expired in 2013. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $405 million in 2013, substantially offsetting the expired swaps.

(b)
These swaps are effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps includes $3 billion that expires in October 2015 with the remainder expiring in October 2017.

We may enter into additional interest rate hedges from time to time.

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at March 31, 2013 totaled $11.967 billion notional amount. The basis swaps relate to debt outstanding through 2014.

The interest rate swaps have resulted in net losses reported in interest expense and related charges as follows:

	Three Months Ended March 31,
	2013	2012
Realized net loss	$(151)	$(168)
Unrealized net gain	148	110
Total	$(3)	$(58)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.917 billion and $2.065 billion at March 31, 2013 and December 31, 2012, respectively, of which $62 million and $65 million (both pretax), respectively, were reported in accumulated other comprehensive income. These fair values can change materially as market conditions change, which could result in significant volatility in reported net income. For example, at March 31, 2013, a one percent change in interest rates would result in an increase or decrease of approximately $625 million in our cumulative unrealized mark-to-market net liability.

First-Lien Security for Natural Gas Hedging Program and Interest Rate Swaps — Approximately 85% of the positions in the natural gas price hedging program and all of the TCEH interest rate swaps are secured by a first-lien interest in the assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes. Certain entities are counterparties to both our natural gas hedge program positions and our interest rate swaps and have entered into master agreements that provide for netting and setoff of amounts related to these positions. At March 31, 2013, our net liability positions related to these counterparties together with liability positions related to entities that are counterparties to only our interest rate swaps totaled approximately $1.3 billion. This amount is not expected to change materially through 2013 assuming market values do not change significantly.

Liability Management Program — At March 31, 2013, we had $30.4 billion principal amount of long-term debt outstanding, including $30 million pushed down from EFH Corp. We and EFH Corp. have implemented a liability management program designed to reduce debt, capture debt discount and extend debt maturities through debt exchanges, repurchases and extensions.

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

As the result of EFH Corp. and EFIH liability management transactions in December 2012 and early 2013, substantially all EFH Corp. debt guaranteed by EFCH was cancelled or amended to remove EFCH's guarantee, such that EFCH now guarantees only $60 million principal amount of EFH Corp. debt. See Note 5 to Financial Statements for discussion of these and other debt-related transactions and Note 1 to Financial Statements regarding "Liquidity Considerations" and "Discussions with Creditors."

EFH Corp., EFCH and TCEH continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and will likely from time to time enter into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and debt for equity exchanges or conversions, including exchanges or conversions of debt of EFCH and TCEH into equity of EFH Corp., EFCH, TCEH and/or any of their subsidiaries.

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

Recent EPA Actions — See Note 6 for discussion of the CSAPR and other EPA actions as well as related litigation.

Mercury and Air Toxics Standard — In December 2011, the EPA finalized a rule called the Mercury and Air Toxics Standard (MATS). MATS regulates the emissions of mercury, nonmercury metals, hazardous organic compounds and acid gases. Any additional control equipment retrofits on our lignite/coal-fueled generation units required to comply with MATS as finalized would need to be installed within three to four years from the April 2012 effective date of the rule. In April 2012, we filed a petition for review of MATS in the D.C. Circuit Court. Certain states and industry participants have also filed petitions for review in the D.C. Circuit Court. We cannot predict the timing or outcome of the D.C. Circuit Court's review of these petitions. In November 2012, the EPA proposed revised standards for new coal-fired generation units and other minor changes to MATS, including changes to the work practice standards affecting all units. In March 2013, the EPA finalized the revised standards for new coal-fired units and certain other minor changes but did not address the work practice standards. The EPA is expected to address these standards in a later rulemaking. We cannot predict the outcome of this rulemaking.

Regional Haze — SO2 and NOX reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions are required either on a unit-by-unit basis or by state participation in an EPA-approved regional trading program such as the CAIR. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze to the EPA, which we believe would not have a material impact on our generation facilities. In December 2011, the EPA proposed a limited disapproval of the SIP due to its reliance on the CAIR and a Federal Implementation Plan for Texas providing that the inclusion in the CSAPR programs meets the regional haze requirements for SO2 and NOX reductions. In June 2012, the EPA finalized the limited disapproval of the Texas regional haze SIP, but did not finalize a Federal Implementation Plan for Texas. We cannot predict whether or when the EPA will finalize a Federal Implementation Plan for Texas regarding regional haze or its impact on our results of operations, liquidity or financial condition. In August 2012, we filed a petition for review in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) challenging the EPA's limited disapproval of the Texas regional haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, we filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of Federal Implementation Plans regarding regional haze. These cases were held in abeyance pending completion of the CSAPR rehearing proceeding described in Note 6 to Financial Statements. We cannot predict when or how the Fifth Circuit Court or the D.C. Circuit Court will rule on these petitions.

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

In May 2012, the CFTC published its final rule defining the terms Swap Dealer and Major Swap Participant. Additionally, in July 2012, the CFTC approved the final rules defining the term Swap and the end-user clearing exemption. The definition of the term Swap and the Swap Dealer/Major Swap Participant rule became effective in October 2012. Accordingly, we are required to assess our activity to determine if we will be required to register as a Swap Dealer or Major Swap Participant. Based on our assessment, we are not a Swap Dealer or Major Swap Participant.

The reporting requirements for entities that are not Swap Dealers or Major Swap Participants became effective in April 2013. However, in April 2013, the US Commodity Futures Trading Commission (CFTC) issued a no action letter that precluded any enforcement action on the reporting of Swaps for entities that are not Swap Dealers or Major Swap Participants until August 2013. We are prepared to meet the reporting requirement.

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

RESULTS OF OPERATIONS

Sales Volume and Customer Count Data

	Three Months Ended March 31,		% Change
	2013	2012
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	4,605	4,660	(1.2)%
Small business (a)	1,190	1,338	(11.1)%
Large business and other customers	2,318	2,450	(5.4)%
Total retail electricity	8,113	8,448	(4.0)%
Wholesale electricity sales volumes (b)	9,069	8,813	2.9%
Total sales volumes	17,182	17,261	(0.5)%

Average volume (kilowatt-hours) per residential customer (c)	2,964	2,887	2.7%

Weather (North Texas average) – percent of normal (d):
Heating degree days	93.5%	77.5%	20.6%

Customer counts:
Retail electricity customers (end of period and in thousands) (e):
Residential	1,546	1,603	(3.6)%
Small business (a)	176	179	(1.7)%
Large business and other customers	18	17	5.9%
Total retail electricity customers	1,740	1,799	(3.3)%
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of balancing energy in the "real-time market."

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended March 31,		% Change
	2013	2012
Operating revenues:
Retail electricity revenues:
Residential	$597	$578	3.3%
Small business (a)	157	175	(10.3)%
Large business and other customers	161	174	(7.5)%
Total retail electricity revenues	915	927	(1.3)%
Wholesale electricity revenues (b) (c)	275	230	19.6%
Amortization of intangibles (d)	5	4	25.0%
Other operating revenues	65	61	6.6%
Total operating revenues	$1,260	$1,222	3.1%

Net gain (loss) from commodity hedging and trading activities:
Realized net gains on settled positions	$296	$524	(43.5)%
Unrealized net losses	(493)	(156)	—%
Total	$(197)	$368	—%
____________

(a)	Customers with demand of less than 1 MW annually.

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

	Three Months Ended March 31,
	2013	2012
Reported in revenues	$(1)	$(2)
Reported in fuel and purchased power costs	7	6
Net gain	$6	$4

(c)	Includes net amounts related to sales and purchases of balancing energy in the "real-time market."

(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,		% Change
	2013	2012
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$44	$47	(6.4)%
Fuel for lignite/coal facilities	194	174	11.5%
Total nuclear and lignite/coal facilities	238	221	7.7%
Fuel for natural gas facilities and purchased power costs (a)	53	71	(25.4)%
Amortization of intangibles (b)	10	12	(16.7)%
Other costs	49	45	8.9%
Fuel and purchased power costs	350	349	0.3%
Delivery fees	286	279	2.5%
Total	$636	$628	1.3%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$8.48	$8.77	(3.3)%
Lignite/coal facilities (c)	$20.78	$20.35	2.1%
Natural gas facilities and purchased power (d)	$46.01	$43.25	6.4%

Delivery fees per MWh	$35.08	$32.93	6.5%

Production and purchased power volumes (GWh):
Nuclear facilities	5,231	5,338	(2.0)%
Lignite/coal facilities (e)	11,286	10,693	5.5%
Total nuclear and lignite/coal-facilities	16,517	16,031	3.0%
Natural gas-facilities	55	142	(61.3)%
Purchased power (f)	610	1,088	(43.9)%
Total energy supply volumes	17,182	17,261	(0.5)%

Capacity factors:
Nuclear facilities	105.3%	106.3%	(0.9)%
Lignite/coal facilities (e)	65.2%	61.1%	6.7%
Total	74.2%	71.2%	4.2%
____________

(a)	See note (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

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

(d)	Excludes volumes related to line loss and power imbalances and unrealized amounts referenced in footnote (c) immediately above.

(e)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal-fueled units totaling 4,350 GWh and 2,920 GWh for the three months ended March 31, 2013 and 2012, respectively.

(f)	Includes amounts related to line loss and power imbalances.

Financial Results – Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating revenues increased $38 million, or 3%, to $1.260 billion in 2013.

Retail electricity revenues decreased $12 million, or 1%, to $915 million reflecting a $37 million decline in sales volumes partially offset by $25 million in higher average prices. Sales volumes fell 4% driven by declines in business markets. Business market volumes were lower reflecting changes in customer mix and lower small business customer counts driven by competitive activity. A 4% decline in residential customer counts was substantially offset by higher average usage driven by colder winter weather. Overall average retail pricing increased 3% driven by residential markets and due in part to higher delivery fees incurred.

Wholesale electricity revenues increased $45 million, or 20%, to $275 million in 2013 driven by higher average prices, which reflected higher natural gas prices, and a 3% increase in sales volumes reflecting higher demand driven by the effects of colder winter weather and higher available generation due to lower unplanned outages.

Fuel, purchased power costs and delivery fees increased $8 million, or 1%, to $636 million in 2013. Lignite/coal fuel costs increased $20 million reflecting higher consumption, increased western coal in fuel blend and higher average lignite costs, partially offset by lower western coal prices and transportation costs. Delivery fees increased $7 million reflecting higher rates, partially offset by lower retail volumes. Purchased power costs decreased $13 million driven by lower purchased power volumes. Natural gas fuel costs decreased $5 million reflecting a decrease in generation volumes.

A 6% increase in lignite/coal-fueled production was driven by fewer unplanned outage days in 2013, while nuclear-fueled production decreased 2% reflecting a refueling outage in 2013.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $197 million in net losses and $368 million in net gains for the three months ended March 31, 2013 and 2012, respectively, and is largely reflective of the natural gas price hedging program discussed above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Price Hedging Program and Other Hedging Activities":

	Three Months Ended March 31, 2013
	Net Realized Gains	Net Unrealized Losses	Total
Hedging positions	$295	$(481)	$(186)
Trading positions	1	(12)	(11)
Total	$296	$(493)	$(197)

	Three Months Ended March 31, 2012
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$514	$(181)	$333
Trading positions	10	25	35
Total	$524	$(156)	$368

While unrealized losses were recorded in both 2013 and 2012 to reverse previously recorded gains on positions settled in the periods, the effect of increases in forward natural gas prices in 2013 compared to decreases in 2012 resulted in the increase in unrealized losses in 2013.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $6 million and $4 million in net gains in 2013 and 2012, respectively (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs increased $22 million, or 11%, to $229 million in 2013. The increase reflected $13 million in higher costs primarily for timing and scope of maintenance performed during outages at lignite units and $11 million in higher costs primarily associated with a planned spring nuclear unit refueling outage; there was no nuclear refueling outage during spring 2012.

Depreciation and amortization increased $14 million, or 4%, to $344 million in 2013. The increase primarily reflected the accelerated depreciation associated with retirements of generation assets during planned outages at three lignite units.

SG&A expenses increased $3 million, or 2%, to $158 million in 2013. The increase reflected $15 million in higher legal and consulting services costs primarily associated with our liability management program, partially offset by $9 million in lower employee compensation-related costs and $3 million in lower retail marketing expenses.

Interest income decreased $12 million, or 75%, to $4 million in 2013. The decrease was driven by EFH Corp.'s repayment of the TCEH Demand Notes. See Note 11 to Financial Statements.

Interest expense and related charges decreased $50 million, or 8%, to $593 million in 2013. The decrease was largely driven by higher unrealized mark-to-market net gains on interest rate swaps and lower interest expense on push-down debt as a result of December 2012 and January 2013 EFIH debt exchange transactions discussed in Note 5 to Financial Statements, partially offset by higher amortization of debt issuance costs and discounts.

Income tax benefit totaled $383 million and $122 million on pretax losses in 2013 and 2012, respectively. The effective rate was 42.1% in 2013 and 32.5% in 2012, respectively. The increase in the effective rate reflected favorable resolution of a certain income tax position, as discussed in Note 12 to Financial Statements, including a $62 million net adjustment largely related to a reversal of accrued interest.

After-tax loss increased $273 million to $526 million in 2013 driven by lower results from commodity hedging activities in 2013, partially offset by the reversal of interest accrued on uncertain tax positions.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2013 and 2012. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $487 million and $152 million in unrealized net losses in 2013 and 2012, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes trading positions.

	Three Months Ended March 31,
	2013	2012
Commodity contract net asset at beginning of period	$1,664	$3,190
Settlements of positions (a)	(287)	(510)
Changes in fair value of positions in the portfolio (b)	(200)	358
Other activity (c)	(6)	(1)
Commodity contract net asset at end of period	$1,171	$3,037
____________

(a)
Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period). Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(b)
Represents unrealized net gains (losses) recognized, reflecting the effect of changes in forward natural gas prices on positions in the natural gas price hedging program (see discussion above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Price Hedging Program and Other Hedging Activities"), as well as net losses in 2013 and net gains in 2012 related to other hedging positions. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(c)
These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold.

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at March 31, 2013, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at March 31, 2013
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$(85)	$(1)	$(86)
Prices provided by other external sources	785	413	1,198
Prices based on models	60	(1)	59
Total	$760	$411	$1,171
Percentage of total fair value	65%	35%	100%

The "prices actively quoted" category reflects only exchange-traded contracts for which active quotes are readily available. The "prices provided by other external sources" category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT's North Hub that are deemed active markets extend through 2014 and over-the-counter quotes for natural gas generally extend through 2016, depending upon delivery point. The "prices based on models" category contains the value of all non-exchange-traded options valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 8 to Financial Statements for fair value disclosures and discussion of fair value measurements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 — Cash used in operating activities totaled $14 million in 2013 compared to cash provided by operating activities of $164 million in 2012. The change of $178 million reflected net changes in margin deposits totaling $211 million. The change in margin deposits largely relates to the natural gas price hedging program; in 2013 margin deposits were returned to counterparties due to settlements of maturing positions and increases in forward natural gas prices, while in 2012 more margin deposits were received due to decreases in forward natural gas prices than were returned due to settlement of positions. The change in cash flows also reflected an increase of $39 million in interest payments and cash settlements with EFH Corp. of $50 million related to pension plan actions in 2012 (see Note 10 to Financial Statements), offset by a favorable change of approximately $125 million in working capital reflecting timing of accounts payable and accrued expense payments.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $43 million and $46 million for the three months ended March 31, 2013 and 2012, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets arising from purchase accounting that is reported in various other income statement line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $8 million and $692 million in 2013 and 2012, respectively. Activity in 2012 reflected repayments of borrowings under the TCEH Revolving Credit Facility.

See Note 5 to Financial Statements for further detail of short-term borrowings and long-term debt.

Cash provided by investing activities totaled $533 million and $691 million in 2013 and 2012, respectively. Amounts provided in 2013 and 2012 reflect EFH Corp. repayments of TCEH Demand Notes, which totaled $698 million and $950 million, respectively, (see Note 11 to Financial Statements). Capital expenditures (excluding nuclear fuel purchases) decreased $46 million to $131 million in 2013 reflecting decreased environmental-related spending, partially offset by increased spending on mine development and lignite maintenance projects. Nuclear fuel purchases decreased $44 million to $20 million due to timing of refueling cycles.

Debt Financing Activity — Activities related to short-term borrowings and long-term debt during the three months ended March 31, 2013 are as follows (all amounts presented are principal, and repayments and repurchases include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Repayments and Repurchases
TCEH (a)	$340	$(15)
EFCH	—	(1)
EFH Corp. (pushed down to EFCH) (b)	—	420
Total long-term	340	404
Total short-term – TCEH (c)	7	—
Total	$347	$404
____________

(a)
Borrowings represent noncash principal increases of TCEH Term Loan Facilities for fees in consideration of the extension of $645 million of commitments under the TCEH Revolving Credit Facility. Repayments represent $14 million of payments of principal at scheduled maturity dates and $2 million of payments of capital lease liabilities.

(b)	Repurchases represent acquisitions by EFIH in debt exchanges in January 2013 as discussed in Note 5 to Financial Statements.

(c)	Short-term amount represents net borrowings under the accounts receivable securitization program (see Note 4 to Financial Statements).

See Note 5 to Financial Statements for further detail of long-term debt and other financing arrangements.

Available Liquidity — The following table summarizes changes in available liquidity for the three months ended March 31, 2013.

	Available Liquidity
	March 31, 2013	December 31, 2012	Change
Cash and cash equivalents	$1,686	$1,175	$511
TCEH Letter of Credit Facility	212	183	29
Total liquidity	$1,898	$1,358	$540

Available liquidity increased $540 million since December 31, 2012 reflecting EFH Corp.'s repayment of its borrowings from TCEH under the TCEH Demand Notes, which totaled $698 million at December 31, 2012, partially offset by use of cash of $165 million for the three months ended March 31, 2013 reflecting cash used for capital expenditures, including nuclear fuel purchases, and cash used in operating activities. See discussion of cash flows above.

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

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral posting obligations. At March 31, 2013, approximately 85% of the natural gas price hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral posting requirements for those hedging transactions. See Note 5 to Financial Statements for more information about the TCEH Senior Secured Facilities.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At March 31, 2013, all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties thereby reducing liquidity in the event that it was not restricted.

With the natural gas price hedging program, increases in natural gas prices generally result in increased cash collateral and letter of credit postings to counterparties. At March 31, 2013, approximately 50 million MMBtu of positions related to the natural gas price hedging program were not directly secured on an asset-lien basis and thus are subject to cash collateral posting requirements.

At March 31, 2013, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$123 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $69 million posted at December 31, 2012;

•
$453 million in cash has been received from counterparties, net of $3 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $598 million received, net of $2 million in cash posted, at December 31, 2012;

•	$330 million in letters of credit have been posted with counterparties, as compared to $376 million posted at December 31, 2012, and

•	$3 million in letters of credit have been received from counterparties, as compared to $22 million received at December 31, 2012.

Income Tax Matters — EFH Corp. files a US federal income tax return that includes the results of EFCH and TCEH. EFH Corp. is a corporate member of the EFH Corp. consolidated group, while each of EFCH and TCEH is classified as a disregarded entity for US federal income tax purposes. Prior to the restructuring transaction in April 2013 discussed below, EFCH was a corporate member of the group. Pursuant to applicable US Treasury regulations and published guidance of the US Internal Revenue Service, corporations that are members of a consolidated group have joint and several liability for the taxes of such group.

EFH Corp. and its subsidiaries (including EFCH and TCEH) are bound by a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

An excess loss account (ELA) and a deferred intercompany gain (DIG) were reflected in the tax basis of the EFCH stock held by EFH Corp. The difference between EFH Corp.'s tax basis in the stock of EFCH and the amount of the stock investment for financial reporting purposes represented an outside basis difference. Because EFH Corp. had tax strategies available to it that it believed would avoid triggering income tax payments upon a transaction involving its investment in EFCH, EFH Corp. did not record deferred income tax liabilities with respect to this outside basis difference. The ELA, totaling approximately $19 billion, was created in connection with financing transactions related to the Merger. The DIG, totaling approximately $4 billion, was created as a result of an internal corporate reorganization prior to the Merger. The financing transactions and internal corporate reorganization that created the ELA and DIG involved TCEH and its assets.

In April 2013, EFH Corp. received a private letter ruling from the IRS in which the IRS ruled that upon the consummation of certain internal corporate transactions (Transactions) involving EFH Corp. and EFCH, the ELA and the DIG would be eliminated without causing the recognition of tax gain or loss. On April 15, 2013, EFH Corp. and EFCH completed the Transactions, resulting in the elimination of the ELA and the DIG.

In connection with the Transactions, (i) EFH Corp. contributed all of the EFCH stock to a newly formed wholly-owned subsidiary, EFH2 Corp. (EFH2) (a Texas corporation), (ii) EFCH was converted from a Texas corporation into a Delaware limited liability company (the Conversion) and was renamed Energy Future Competitive Holdings Company LLC and (iii) EFH Corp. merged with and into EFH2 (the 2013 Merger), with EFH2 continuing as the surviving corporation. In connection with the 2013 Merger, EFH2 was renamed Energy Future Holdings Corp.

EFH2's directors and officers upon consummation of the 2013 Merger are the same as EFH Corp.'s directors and officers prior to the consummation of the 2013 Merger. Likewise, EFCH's managers and officers upon consummation of the Conversion are the same as its directors and officers prior to the consummation of the Conversion. Immediately after the consummation of the 2013 Merger, each of EFH2 and EFCH had, on a consolidated basis, the same assets, businesses and operations as EFH Corp. and EFCH had, respectively, immediately prior to the consummation of the Merger. The Transactions had no, and will have no, effect on EFH2's or EFCH's (or their respective subsidiaries') results of operations, liquidity or financial statements. EFH2 and EFH Corp. are both referred to as EFH Corp. throughout this quarterly report on Form 10-Q.

Income Tax Payments — In the next twelve months, income tax payments to EFH Corp. related to the Texas margin tax are expected to total approximately $40 million, and we do not expect to make any payments to EFH Corp. related to federal income taxes. There were no material payments or refunds for the three months ended March 31, 2013.

See Note 12 to Financial Statements for discussion of uncertain tax positions.

Interest Rate Swap Transactions — See Note 5 to Financial Statements for discussion of TCEH's interest rate swaps.

Accounts Receivable Securitization Program — TCEH participates in an accounts receivable securitization program with a financial institution. In accordance with transfers and servicing accounting standards, the trade accounts receivable amounts under the program are reported as pledged balances and the related funding amounts are reported as short-term borrowings. Under the program, TXU Energy (originator) sells retail trade accounts receivable to TXU Energy Receivables Company, a consolidated, wholly-owned, bankruptcy-remote, direct subsidiary of TCEH. TXU Energy Receivables Company borrows funds from the financial institution using the accounts receivable as collateral. All new trade receivables under the program generated by the originator are continuously purchased by TXU Energy Receivables Company with the proceeds from collections of receivables previously purchased. Funding under the program totaled $89 million and $82 million at March 31, 2013 and December 31, 2012, respectively. See Note 4 to Financial Statements.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the TCEH Senior Secured Facilities and the accounts receivable securitization program (TCEH A/R Program) (see Note 4 to Financial Statements) contain an identical maintenance covenant with respect to leverage ratio. At March 31, 2013, we were in compliance with such covenants.

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

Adjusted EBITDA (as used in the maintenance covenant contained in the TCEH Senior Secured Facilities) for the twelve months ended March 31, 2013 totaled $3.346 billion for TCEH. See Exhibits 99(b) and 99(c) for a reconciliation of net loss to Adjusted EBITDA for TCEH and EFH Corp., respectively, for the three and twelve months ended March 31, 2013 and 2012.

The table below summarizes TCEH's secured debt to Adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and the TCEH A/R Program and various other financial ratios of EFH Corp. and TCEH that are applicable under certain other thresholds in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the TCEH Senior Secured Notes, the TCEH Senior Secured Second Lien Notes and the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes at March 31, 2013 and December 31, 2012. The debt incurrence and restricted payments/limitations on investments covenants thresholds described below represent levels that must be met in order for EFH Corp. or TCEH to incur certain permitted debt or make certain restricted payments and/or investments. EFCH and its consolidated subsidiaries are in compliance with their maintenance covenants. In January 2013, in accordance with amendments to the terms of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes and their governing indentures, restrictive covenants to those notes were removed. Accordingly, the related coverage ratios are not reflected below (see Note 5 to Financial Statements).

	March 31, 2013	December 31, 2012	Threshold Level at March 31, 2013
Maintenance Covenant:
TCEH Senior Secured Facilities and TCEH A/R Program:
Secured debt to Adjusted EBITDA ratio	6.18 to 1.00	5.88 to 1.00	Must not exceed 8.00 to 1.00 (a)
Debt Incurrence Thresholds:
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.2 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Thresholds:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	10.7 to 1.0	10.1 to 1.0	Equal to or less than 7.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.1 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	9.0 to 1.0	8.5 to 1.0	Equal to or less than 6.5 to 1.0
___________

(a)
Calculation excludes secured debt that ranks junior to the TCEH Senior Secured Facilities and up to $1.5 billion ($906 million excluded at March 31, 2013) principal amount of TCEH senior secured first lien notes whose proceeds are used to prepay term loans or deposit letter of credit loans under the TCEH Senior Secured Facilities.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH's non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, at March 31, 2013, counterparties to those contracts could have required TCEH to post up to an aggregate of $17 million in additional collateral. This amount largely represents the below market terms of these contracts at March 31, 2013; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At March 31, 2013, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $26 million, with $10 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2013, TCEH posted letters of credit in the amount of $65 million, which are subject to adjustments.

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

ERCOT has rules in place to assure adequate credit worthiness of parties that participate in the "day-ahead," "real-time" and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $140 million at March 31, 2013 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($22.635 billion at March 31, 2013), under such facilities.

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

Under the terms of a TCEH rail car lease, which had $40 million in remaining lease payments at March 31, 2013 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of another TCEH rail car lease, which had $43 million in remaining lease payments at March 31, 2013 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

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

Guarantees — See Note 6 to Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 2 and 6 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2013 that are expected to materially impact our financial statements.

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

Commodity Price Risk

Our business is subject to the inherent risks of market fluctuations in the price of electricity, natural gas and other energy-related products we market or purchase. We actively manage the portfolio of owned generation assets, fuel supply and retail sales load to mitigate the near-term impacts of these risks on results of operations. Similar to other participants in the market, we cannot fully manage the long-term value impact of structural declines or increases in natural gas and power prices and spark spreads (differences between the market price of electricity and its cost of production).

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

Trading VaR — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts entered into for trading purposes based on a 95% confidence level and an assumed holding period of five days.

	March 31, 2013	December 31, 2012
Month-end average Trading VaR:	$3	$7
Month-end high Trading VaR:	$4	$12
Month-end low Trading VaR:	$2	$1

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	March 31, 2013	December 31, 2012
Month-end average MtM VaR:	$83	$132
Month-end high MtM VaR:	$97	$206
Month-end low MtM VaR:	$68	$96

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

	March 31, 2013	December 31, 2012
Month-end average EaR:	$27	$109
Month-end high EaR:	$31	$161
Month-end low EaR:	$23	$77

The decrease in the Trading VaR risk measure above reflected lower market volatility and a decrease in trading positions. The decreases in the MtM VaR and EaR risk measures above reflected a reduction of positions in the natural gas price hedging program due to maturities and lower market volatility.

Interest Rate Risk

At March 31, 2013, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $17 million, taking into account the interest rate swaps discussed in Note 5 to Financial Statements.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $1.069 billion at March 31, 2013. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at March 31, 2013 include $383 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $63 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At March 31, 2013, the exposure to credit risk from these counterparties totaled $686 million taking into account the netting provisions of the master agreements described above but before taking into account $454 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $232 million decreased $23 million for the three months ended March 31, 2013.

Of this $232 million net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and our internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure at March 31, 2013 arising from wholesale trade receivables, commodity contracts and hedging and trading activities, all of which matures in two years or less. This credit exposure represents wholesale trade accounts receivable and net asset positions in the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 9 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$684	$453	$231
Noninvestment grade	2	1	1
Totals	$686	$454	$232
Investment grade	99.7%		99.6%
Noninvestment grade	0.3%		0.4%

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

Significant (10% or greater) concentration of credit exposure exists with four counterparties, which represented 22%, 15%, 15% and 12% of the $232 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, and the importance of our business relationship with the counterparties.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future, including such matters as activities under our liability management program, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2012 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the NERC, the TRE, the PUCT, the RRC, the NRC, the EPA, the TCEQ, the US Mine Safety and Health Administration and the CFTC, with respect to, among other things:

◦	allowed prices;

◦	industry, market and rate structure;

◦	purchased power and recovery of investments;

◦	operations of nuclear generation facilities;

◦	operations of fossil-fueled generation facilities;

◦	operations of mines;

◦	self-bonding requirements;

◦	acquisition and disposal of assets and facilities;

◦	development, construction and operation of facilities;

◦	decommissioning costs;

◦	present or prospective wholesale and retail competition;

◦	changes in tax laws and policies;

◦	changes in and compliance with environmental and safety laws and policies, including the CSAPR, MATS and climate change initiatives, and

◦	clearing over the counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	our ability to collect trade receivables from counterparties;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	changes in market heat rates in the ERCOT electricity market;

•	our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cybersecurity threats or activities;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the willingness of our lenders to extend the maturities of our debt instruments and the terms and conditions of any such extensions;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	activity in the credit default swap market related to our debt instruments;

•	restrictions placed on us by the agreements governing our debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on, or refinance, our debt instruments;

•	our ability to successfully execute our liability management program or otherwise address our debt maturities, including the potential exchange of debt securities for equity securities;

•	any defaults under certain of our financing arrangements that could trigger cross default or cross acceleration provisions under other financing arrangements;

•	our ability to make intercompany loans or otherwise transfer funds among different entities in our corporate structure;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to our financial instruments;

•	changes in technology used by and services offered by us;

•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•
changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and OPEB, and future funding requirements related thereto, including joint and several liability exposure under the Employee Retirement Income Security Act of 1974, as amended;

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

Item 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2012 Form 10-K. The risks described in such report are not the only risks facing our Company.

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

Item 6. EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2(a)			—	Plan of Conversion of Energy Future Competitive Holdings Company

(3(i))	Articles of Incorporation

3(a)			—	Certificate of Formation of Energy Future Competitive Holdings Company LLC

(3(ii))	By-laws

3(b)			—	Limited Liability Company Agreement Of Energy Future Competitive Holdings Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

Energy Future Holdings Corp.

4(a)	1-12833 Form 10-Q (May 2, 2013)	4(a)	—
Fifth Supplemental Indenture, dated April 15, 2013, to the Indenture, dated October 31, 2007, among Energy Future Holdings Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Senior Notes due 2017 and Senior Toggle Notes due 2017.

Texas Competitive Electric Holdings Company LLC

4(b)	1-12833 Form 10-Q (May 2, 2013)	4(i)	—
Third Supplemental Indenture, dated January 11, 2013, to the Indenture dated October 31, 2007, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 10.25% Senior Notes due 2015, 10.25% Senior Notes due 2015, Series B, and 10.50%/11.25% Senior Toggle Notes due 2016.

4(c)	1-12833 Form 10-Q (May 2, 2013)	4(j)	—
Supplemental Indenture, dated January 11, 2013, to the Indenture dated April 19, 2011, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 11.5% Senior Secured Notes due 2020.

4(d)	1-12833 Form 10-Q (May 2, 2013)	4(k)	—
Fourth Supplemental Indenture, dated January 11, 2013, to the Indenture dated October 6, 2010, among Texas Competitive Electric Holdings Company LLC, TCEH Finance, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021, Series B.

(10)	Material Contracts

Credit Agreements and Related Agreements

10(a)	1-12833 Form 8-K (filed January 7, 2013)	10.1	—	December 2012 Extension Amendment, dated January 4, 2013, to the $24,500,000,000 Credit Agreement.

10(b)	1-12833 Form 8-K (filed January 7, 2013)	10.2	—	Incremental Amendment No. 1, dated January 4, 2013, to the $24,500,000,000 Credit Agreement.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John F. Young, principal executive officer of Energy Future Competitive Holdings Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits	Previously Filed With File Number*	As Exhibit

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			—
Certification of John F. Young, principal executive officer of Energy Future Competitive Holdings Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—
Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company LLC, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2013.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2013 and 2012.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the three and twelve months ended March 31, 2013 and 2012.

XBRL Data Files

101.INS			—	XBRL Instance Document**

101.SCH			—	XBRL Taxonomy Extension Schema Document**

101.CAL			—	XBRL Taxonomy Extension Calculation Document**

101.DEF			—	XBRL Taxonomy Extension Definition Document**

101.LAB			—	XBRL Taxonomy Extension Labels Document**

101.PRE			—	XBRL Taxonomy Extension Presentation Document**
*     Incorporated herein by reference
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Competitive Holdings Company LLC

By:	/s/ STAN SZLAUDERBACH
Name:	Stan Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: May 1, 2013