Form 10-Q
period 2013-06-30
Energy Future Competitive Holdings Co LLC
filed 2013-08-02
CIK 1445049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
At August 1, 2013, the outstanding membership interest in Energy Future Competitive Holdings Company LLC was directly held by Energy Future Holdings Corp.
Energy Future Competitive Holdings Company LLC meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Energy Future Competitive Holdings Company LLC's (EFCH) (formerly known as Energy Future Holdings Company) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Energy Future Holdings Corp. (EFH Corp.) website at http://www.energyfutureholdings.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. EFCH also from time to time makes available to the public, free of charge, on the EFH Corp. website certain financial statements of its wholly owned subsidiary, Texas Competitive Electric Holdings Company LLC. The information on EFH Corp.'s website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q. The representations and warranties contained in any agreement that EFCH has filed as an exhibit to this quarterly report on Form 10-Q or that EFCH has or may publicly file in the future may contain representations and warranties made by and to the parties thereto at specific dates. Such representations and warranties may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent the parties' risk allocation in the particular transaction, or may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes.

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

CSAPR
the final Cross-State Air Pollution Rule issued by the EPA in July 2011, vacated by the US Court of Appeals for the District of Columbia Circuit in August 2012 and accepted for review by the US Supreme Court in June 2013 (see Note 6 to Financial Statements)

D.C. Circuit Court	US Court of Appeals for the District of Columbia Circuit

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries depending on context, whose major subsidiaries include TCEH and Oncor

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

Fifth Circuit Court	US Court of Appeals for the Fifth Circuit

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

IRS	US Internal Revenue Service

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

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

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

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

REP	retail electric provider

RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SG&A	selling, general and administrative

SO2	sulfur dioxide

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy markets activities, and whose major subsidiaries include Luminant and TXU Energy

TCEH Demand Notes
Refers to certain loans from TCEH to EFH Corp. in the form of demand notes to finance EFH Corp. debt principal and interest payments and, until April 2011, other general corporate purposes of EFH Corp., that were guaranteed on a senior unsecured basis by EFCH and EFIH and were settled by EFH Corp. in January 2013.

TCEH Finance	TCEH Finance, Inc., a direct, wholly owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities

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

TXU Energy
TXU Energy Retail Company LLC, a direct, wholly owned subsidiary of TCEH that is a REP in competitive areas of ERCOT and is engaged in the retail sale of electricity to residential and business customers

US	United States of America

VIE	variable interest entity

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions of dollars)
Operating revenues	$1,419	$1,385	$2,679	$2,607
Fuel, purchased power costs and delivery fees	(687)	(674)	(1,323)	(1,302)
Net gain (loss) from commodity hedging and trading activities	168	(136)	(29)	232
Operating costs	(266)	(228)	(496)	(435)
Depreciation and amortization	(337)	(334)	(681)	(663)
Selling, general and administrative expenses	(169)	(156)	(327)	(311)
Franchise and revenue-based taxes	(16)	(17)	(33)	(36)
Other income (Note 12)	3	7	6	10
Other deductions	(1)	(4)	(3)	(7)
Interest income	1	9	5	25
Interest expense and related charges (Note 12)	(408)	(855)	(999)	(1,498)
Loss before income taxes	(293)	(1,003)	(1,201)	(1,378)
Income tax benefit	76	342	458	464
Net loss	$(217)	$(661)	$(743)	$(914)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions of dollars)
Net loss	$(217)	$(661)	$(743)	$(914)
Other comprehensive income, net of tax effects – cash flow hedges derivative value net loss related to hedged transactions recognized during the period and reported in interest expense and related charges (net of tax benefit of $1, $1, $2 and $2)	2	1	4	4
Comprehensive loss	$(215)	$(660)	$(739)	$(910)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(743)	$(914)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	762	761
Deferred income tax benefit, net	(422)	(482)
Income tax benefit due to audit resolutions (Note 12)	(42)	—
Unrealized net loss from mark-to-market valuations of commodity positions	529	765
Unrealized net gain from mark-to-market valuations of interest rate swaps (Note 5)	(486)	(4)
Interest expense on toggle notes payable in additional principal (Notes 5 and 12)	—	90
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 12)	139	102
Interest expense related to pushed-down debt of parent (Notes 5 and 12)	4	38
Bad debt expense (Note 4)	13	11
Accretion expense related primarily to mining reclamation obligations (Note 12)	16	18
Stock-based incentive compensation expense	—	3
Net loss on sale of assets	—	1
Other, net	(1)	8
Changes in operating assets and liabilities:
Margin deposits, net	(140)	59
Other operating assets and liabilities	(45)	(231)
Cash provided by (used in) operating activities	(416)	225
Cash flows — financing activities:
Repayments/repurchases of long-term debt (Note 5)	(81)	(23)
Net short-term borrowings under accounts receivable securitization program (Note 4)	37	38
Decrease in other short-term borrowings (Note 5)	—	(485)
Notes/advances due to affiliates	6	—
Decrease in income tax-related note payable to Oncor (Note 11)	—	(20)
Contributions from noncontrolling interests (Note 7)	2	4
Sale/leaseback of equipment	—	15
Other, net	—	(1)
Cash used in financing activities	(36)	(472)
Cash flows — investing activities:
Capital expenditures	(260)	(385)
Nuclear fuel purchases	(27)	(96)
Settlements of notes due from affiliates	698	921
Purchase of right to use certain computer-related assets from parent (Note 11)	(6)	—
Proceeds from sales of assets	1	1
Acquisition of combustion turbine trust interest (Note 5)	(40)	—
Changes in restricted cash	(1)	64
Purchases of environmental allowances and credits	(10)	(13)
Proceeds from sales of nuclear decommissioning trust fund securities	105	31
Investments in nuclear decommissioning trust fund securities	(112)	(38)
Cash provided by investing activities	348	485
Net change in cash and cash equivalents	(104)	238
Cash and cash equivalents — beginning balance	1,175	120
Cash and cash equivalents — ending balance	$1,071	$358

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2013	December 31, 2012
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1,071	$1,175
Restricted cash (Note 12)	1	—
Trade accounts receivable — net (includes $508 and $445 in pledged amounts related to a VIE (Notes 2 and 4))	743	710
Notes receivable from parent (Note 11)	—	698
Inventories (Note 12)	442	393
Commodity and other derivative contractual assets (Note 9)	1,202	1,463
Margin deposits related to commodity positions	45	71
Other current assets	45	120
Total current assets	3,549	4,630
Restricted cash (Note 12)	947	947
Investments (Note 12)	758	710
Property, plant and equipment — net (Note 12)	18,199	18,556
Goodwill (Note 3)	4,952	4,952
Identifiable intangible assets — net (Note 3)	1,735	1,781
Commodity and other derivative contractual assets (Note 9)	311	586
Other noncurrent assets, primarily unamortized debt amendment and issuance costs	912	811
Total assets	$31,363	$32,973
LIABILITIES AND MEMBERSHIP INTERESTS/EQUITY
Current liabilities:
Short-term borrowings (includes $119 and $82 related to a VIE (Notes 2 and 5))	$2,173	$2,136
Long-term debt due currently (Note 5)	33	96
Trade accounts payable	407	389
Trade accounts and other payables to affiliates	160	139
Notes payable to parent (Note 11)	87	81
Commodity and other derivative contractual liabilities (Note 9)	854	894
Margin deposits related to commodity positions	434	600
Accumulated deferred income taxes	43	49
Accrued income taxes payable to parent (Note 11)	109	31
Accrued taxes other than income	75	17
Accrued interest	382	407
Other current liabilities	204	255
Total current liabilities	4,961	5,094
Accumulated deferred income taxes	3,356	3,759
Commodity and other derivative contractual liabilities (Note 9)	1,080	1,556
Notes or other liabilities due to affiliates	6	5
Long-term debt held by affiliates (Note 11)	382	382
Long-term debt, less amounts due currently (Note 5)	29,774	29,928
Affiliate tax sharing liability (Note 12)	723	—
Other noncurrent liabilities and deferred credits (Note 12)	1,777	2,643
Total liabilities	42,059	43,367

Commitments and Contingencies (Note 6)

Membership interests/equity (Note 7):
EFCH shareholder's equity	—	(10,506)
EFCH membership interests	(10,810)	—
Noncontrolling interests in subsidiaries	114	112
Total membership interests/equity	(10,696)	(10,394)
Total liabilities and membership interests/equity	$31,363	$32,973

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to "we," "our," "us" and "the company" are to EFCH and/or its subsidiaries, as apparent in the context. See "Glossary" for defined terms.

EFCH, a wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company. In April 2013, EFCH was converted from a Texas corporation to a Delaware limited liability company. The conversion did not result in a change in the management, assets, businesses or operations of EFCH. We conduct our operations almost entirely through our wholly owned subsidiary, TCEH. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management and electricity sourcing for our retail and wholesale customers, are performed on an integrated basis; consequently, there are no reportable business segments.

TCEH operates largely in the ERCOT market, and wholesale electricity prices in that market have generally moved with the price of natural gas. Wholesale electricity prices have significant implications to TCEH's profitability and cash flows and, accordingly, the value of its business.

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

Note 5 provides the details of EFCH's and its consolidated subsidiaries' short-term borrowings and long-term debt, including principal amounts and maturity dates, as well as details of debt activity in 2013, including the three-year extension of the portion of the TCEH Revolving Credit Facility that would have expired in 2013. At June 30, 2013, TCEH has $1.1 billion of cash and cash equivalents and $133 million of available capacity under its letter of credit facility. Based on the current forecast of cash from operating activities, which reflects current forward market electricity prices, projected capital expenditures and other cash flows, we expect that TCEH will have sufficient liquidity to meet its obligations until October 2014, at which time a total of $3.8 billion of the TCEH Term Loan Facilities matures. TCEH's ability to satisfy this obligation is dependent upon the implementation of one or more of the actions described immediately below.

EFH Corp. and its subsidiaries (other than Oncor Holdings and its subsidiaries) continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and will likely from time to time enter into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and debt for equity exchanges or conversions, including exchanges or conversions of debt of EFH Corp., EFIH, EFCH and TCEH into equity of EFH Corp., EFIH, EFCH, TCEH and/or any of their subsidiaries. These actions could result in holders of EFH Corp., EFIH, EFCH and TCEH debt instruments not recovering the full principal amount of those obligations.

EFH Corp. Discussions with Creditors

In March and April 2013, EFH Corp. engaged in discussions with certain unaffiliated holders of first lien senior secured claims against EFCH, TCEH and certain of TCEH's subsidiaries (the EFCH and Subsidiaries Creditors) with respect to our capital structure, including the possibility of a restructuring transaction. During the discussions, proposed changes to EFH Corp.'s capital structure were presented to the EFCH and Subsidiaries Creditors. The proposed changes included a consensual restructuring of TCEH's debt under which EFCH, TCEH, and certain of TCEH's subsidiaries would implement a prepackaged plan of reorganization by commencing voluntary cases under Chapter 11 of the United States Bankruptcy Code. Under this proposed plan, the TCEH first lien creditors would exchange their claims for a combination of EFH Corp. equity and cash or new long-term debt of TCEH, and the Sponsors would continue to hold an equity investment in EFH Corp. The Sponsors communicated a willingness to contribute new equity capital to EFH Corp. to facilitate implementation of the proposed plan in an amount that would provide substantial additional liquidity to EFH Corp. and EFIH, provided that in such circumstances the Sponsors would receive additional equity of EFH Corp. Following implementation of the proposed plan, EFH Corp. would continue to hold all of the equity interests in EFCH and EFIH, EFCH would continue to hold all of the equity interests in TCEH, and EFIH would continue to hold all of the equity interests in Oncor Holdings. EFH Corp. and the EFCH and Subsidiaries Creditors have not reached agreement on the terms of any change in our capital structure.

EFH Corp. has engaged in additional discussions regarding possible changes to its capital structure with the advisors to the EFCH and Subsidiaries Creditors, EFIH creditors and other creditors. EFH Corp. will continue to consider and evaluate a range of future changes to our capital structure, in addition to the proposed changes described above, which may include filing a voluntary case under Chapter 11 of the United States Bankruptcy Code for some or all of EFH Corp. and its subsidiaries (excluding the Oncor Ring-Fenced Entities).

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

As discussed below, our balance sheet includes assets and liabilities of VIEs that meet the consolidation standards. The maximum exposure to loss from our interests in VIEs does not exceed our carrying value.

Consolidated VIEs

See discussion in Note 4 regarding the VIE related to our accounts receivable securitization program that is consolidated under the accounting standards. We also consolidate Comanche Peak Nuclear Power Company LLC (CPNPC), which was formed by subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) for the purpose of developing two new nuclear generation units at our existing Comanche Peak nuclear-fueled generation facility using MHI's US-Advanced Pressurized Water Reactor technology and to obtain a combined operating license from the NRC. CPNPC is currently financed through capital contributions from the subsidiaries of TCEH and MHI that hold 88% and 12% of CPNPC's equity interests, respectively (see Note 7).

The carrying amounts and classifications of the assets and liabilities related to our consolidated VIEs are as follows:

Assets:	June 30, 2013	December 31, 2012	Liabilities:	June 30, 2013	December 31, 2012
Cash and cash equivalents	$32	$43	Short-term borrowings	$119	$82
Accounts receivable	508	445	Trade accounts payable	1	1
Property, plant and equipment	137	134	Other current liabilities	10	7
Other assets, including $3 million and $12 million of current assets	11	16
Total assets	$688	$638	Total liabilities	$130	$90

The assets of our consolidated VIEs can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIEs do not have recourse to our assets to settle the obligations of the VIE.

3. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, which arose in connection with accounting for the Merger. There were no changes to the goodwill balance for the three and six months ended June 30, 2013. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,322
Accumulated impairment charges	(13,370)
Balance at June 30, 2013 and December 31, 2012	$4,952

In the first quarter 2013, we finalized the fair value calculations supporting the $1.2 billion noncash goodwill impairment charge that was recorded in the fourth quarter 2012. No additional impairment was recorded.

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	June 30, 2013			December 31, 2012
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$390	$73	$463	$378	$85
Favorable purchase and sales contracts	552	327	225	552	314	238
Software and other computer-related assets	325	131	194	320	112	208
Environmental allowances and credits	596	399	197	594	393	201
Mining development costs	177	97	80	163	82	81
Total intangible assets subject to amortization	$2,113	$1,344	769	$2,092	$1,279	813
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			11			13
Total intangible assets			$1,735			$1,781

Amortization expense related to intangible assets (including income statement line item) consisted of:

Identifiable Intangible Asset	Income Statement Line	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Retail customer relationship	Depreciation and amortization	$6	$8	$12	$17
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	7	8	13	15
Software and other computer-related assets	Depreciation and amortization	9	8	19	15
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	3	4	6	9
Mining development costs	Depreciation and amortization	7	7	15	13
Total amortization expense		$32	$35	$65	$69

Estimated Amortization of Intangible Assets — The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2013	$132
2014	$116
2015	$106
2016	$87
2017	$68

4. TRADE ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

Under an accounts receivable securitization program, TXU Energy (originator) sells all of its trade accounts receivable to TXU Energy Receivables Company LLC (TXU Energy Receivables Company), which is an entity created for the special purpose of purchasing receivables from the originator and is a consolidated, wholly owned, bankruptcy-remote subsidiary of TCEH. TXU Energy Receivables Company borrows funds from a financial institution using the accounts receivable as collateral.

The trade accounts receivable amounts under the program are reported in the financial statements as pledged balances, and the related funding amounts are reported as short-term borrowings.

The maximum funding amount currently available under the program is $200 million, which approximates the expected usage and applies only to receivables related to non-executory retail sales contracts. Program funding increased to $119 million at June 30, 2013 from $82 million at December 31, 2012. Because TCEH's credit ratings were lower than Ba3/BB-, under the terms of the program available funding is reduced by the amount of customer deposits held by the originator, which totaled $34 million at June 30, 2013.

TXU Energy Receivables Company issues a subordinated note payable to the originator in an amount equal to the difference between the face amount of the accounts receivable purchased, less a discount, and cash paid to the originator. Because the subordinated note is limited to 25% of the uncollected accounts receivable purchased, and the amount of borrowings is limited by terms of the financing agreement, any additional funding to purchase the receivables is sourced from cash on hand, which totaled $21 million at June 30, 2013, and/or capital contributions from TCEH. Under the program, the subordinated note issued by TXU Energy Receivables Company is subordinated to the security interests of the financial institution. The balance of the subordinated note payable, which is eliminated in consolidation, totaled $96 million and $97 million at June 30, 2013 and December 31, 2012, respectively.

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

Program fee amounts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Program fees	$1	$2	$3	$4
Program fees as a percentage of average funding (annualized)	7.1%	7.8%	6.5%	7.4%

Activities of TXU Energy Receivables Company and its predecessor, TXU Receivables Company, were as follows:

	Six Months Ended June 30,
	2013	2012
Cash collections on accounts receivable	$1,879	$2,111
Face amount of new receivables purchased (a)	(1,942)	(2,131)
Discount from face amount of purchased receivables	16	5
Program fees paid to financial institution	(3)	(4)
Servicing fees paid for recordkeeping and collection services	—	(1)
Decrease in subordinated notes payable	(1)	(18)
Decrease in cash held	13	—
Other — net	1	—
Cash flows provided to originator under the program	$(37)	$(38)
_______________

(a)	Net of allowance for uncollectible accounts.

The program expires in November 2015, but the expiration date will change to June 2014 if at that time more than $500 million aggregate principal amount of the term loans and deposit letter of credit loans under the TCEH Senior Secured Facilities maturing prior to October 2017 remain outstanding. The program is subject to the same financial maintenance covenant as the TCEH Senior Credit Facilities as discussed in Note 8 to Financial Statements in our 2012 Form 10-K. The program may be terminated upon the occurrence of a number of specified events, including if the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days outstanding ratio exceed stated thresholds, unless the financial institution waives such events of termination. The thresholds apply to the entire portfolio of sold receivables. In addition, the program may be terminated if TXU Energy Receivables Company defaults in any payment with respect to debt in excess of $50,000 in the aggregate, or if EFH Corp., TCEH, any affiliate of TCEH acting as collection agent, any parent guarantor of the originator or the originator defaults in any payment with respect to debt (other than hedging obligations) in excess of $200 million in the aggregate for such entities. At June 30, 2013, there were no such events of termination. Further, TCEH has the unilateral right to terminate the facility at any time.

If the program was terminated, TCEH's liquidity would be reduced because collections of sold receivables would be used by TXU Energy Receivables Company to repay borrowings from the financial institution instead of purchasing new receivables. We expect that the level of cash flows would normalize in approximately 10 to 24 days following termination.

Trade Accounts Receivable

	June 30, 2013	December 31, 2012
Wholesale and retail trade accounts receivable	$754	$719
Allowance for uncollectible accounts	(11)	(9)
Trade accounts receivable — reported in balance sheet, including $508 and $445 in pledged retail receivables	$743	$710

Gross trade accounts receivable at June 30, 2013 and December 31, 2012 included unbilled revenues of $283 million and $260 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2013	2012
Allowance for uncollectible accounts receivable at beginning of period	$9	$27
Increase for bad debt expense	13	11
Decrease for account write-offs	(11)	(20)
Allowance for uncollectible accounts receivable at end of period	$11	$18

5. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

At June 30, 2013, outstanding short-term borrowings totaled $2.173 billion, which included $2.054 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.69%, excluding customary fees, and $119 million under the accounts receivable securitization program discussed in Note 4.

At December 31, 2012, outstanding short-term borrowings totaled $2.136 billion, which included $2.054 billion under the TCEH Revolving Credit Facility at a weighted average interest rate of 4.40%, excluding customary fees, and $82 million under the accounts receivable securitization program.

Credit Facilities

Credit facilities and related cash borrowings at June 30, 2013 are presented below. Available letter of credit capacity totaled $133 million at June 30, 2013 as discussed below. The facilities are all senior secured facilities of TCEH.

		June 30, 2013
Facility	Maturity Date	Facility Limit	Letters of Credit	Cash Borrowings	Availability
TCEH Revolving Credit Facility (a)	October 2016	$2,054	$—	$2,054	$—
TCEH Letter of Credit Facility (b)	October 2017 (b)	1,062	—	1,062	—
Total TCEH		$3,116	$—	$3,116	$—
___________

(a)
Facility used for borrowings for general corporate purposes. Borrowings are classified as short-term borrowings. At June 30, 2013, borrowings under the facility bear interest at LIBOR plus 4.50%, and a commitment fee is payable quarterly in arrears at a rate per annum equal to 1.00% of the average daily unused portion of the facility. In January 2013, commitments previously maturing in 2013 were extended to 2016 as discussed below.

(b)
Facility, $42 million of which matures in October 2014, used for issuing letters of credit for general corporate purposes, including, but not limited to, providing collateral support under hedging arrangements and other commodity transactions that are not secured by a first-lien interest in the assets of TCEH. The borrowings under this facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit and are classified as long-term debt. At June 30, 2013, the restricted cash totaled $947 million, after reduction for a $115 million letter of credit drawn in 2009 related to an office building financing. At June 30, 2013, the restricted cash supports $814 million in letters of credit outstanding, leaving $133 million in available letter of credit capacity.

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

Long-Term Debt

At June 30, 2013 and December 31, 2012, long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
TCEH
Senior Secured Facilities:
3.720% TCEH Term Loan Facilities maturing October 10, 2014 (a)(b)	$3,809	$3,809
3.695% TCEH Letter of Credit Facility maturing October 10, 2014 (b)	42	42
4.719% TCEH Term Loan Facilities maturing October 10, 2017 (a)(b)(c)	15,710	15,370
4.695% TCEH Letter of Credit Facility maturing October 10, 2017 (b)	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (c)	2,046	2,046
10.25% Fixed Senior Notes due November 1, 2015, Series B (c)	1,442	1,442
10.50 / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
6.75% Fixed Series 1999B due September 1, 2034, remarketing date April 1, 2013 (d)	—	16
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
0.087% Floating Series 2001D-2 due May 1, 2033 (e)	97	97
0.275% Floating Taxable Series 2001I due December 1, 2036 (f)	62	62
0.087% Floating Series 2002A due May 1, 2037 (e)	45	45
6.75% Fixed Series 2003A due April 1, 2038, remarketing date April 1, 2013 (d)	—	44
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (d)	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (g)	(108)	(112)
Other:
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017	45	—
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015	4	12
7% Fixed Senior Notes due March 15, 2013	—	5
Capital leases	58	64
Other	3	3
Unamortized discount	(116)	(10)
Unamortized fair value discount (g)	—	(1)
Total TCEH	30,085	29,880

	June 30, 2013	December 31, 2012
EFCH (parent entity)
9.58% Fixed Notes due in annual installments through December 4, 2019 (h)	35	35
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (h)	37	39
1.074% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (b)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (g)	(7)	(7)
Subtotal	74	76
EFH Corp. debt pushed down (i)
10% Fixed Senior Notes due January 15, 2020	—	330
9.75% Fixed Senior Notes due October 15, 2019	—	58
10.875% Fixed Senior Notes due November 1, 2017	16	32
11.25 / 12.00% Senior Toggle Notes due November 1, 2017	14	30
Subtotal — EFH Corp. debt pushed down	30	450
Total EFCH (parent entity)	104	526
Total EFCH consolidated	30,189	30,406
Less amount due currently	(33)	(96)
Less amount held by affiliates (Note 11)	(382)	(382)
Total long-term debt	$29,774	$29,928
____________

(a)	Interest rate swapped to fixed on $18.265 billion principal amount of maturities through October 2014 and up to an aggregate $12.6 billion principal amount from October 2014 through October 2017.

(b)	Interest rates in effect at June 30, 2013.

(c)	As discussed below and in Note 11, principal amounts of notes/term loans totaling $382 million at both June 30, 2013 and December 31, 2012 were held by EFH Corp. and EFIH.

(d)
These series are in the multiannual interest rate mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

(e)	Interest rates in effect at June 30, 2013. These series are in a daily interest rate mode and are classified as long-term as they are supported by long-term irrevocable letters of credit.

(f)	Interest rate in effect at June 30, 2013. This series is in a weekly interest rate mode and is classified as long-term as it is supported by long-term irrevocable letters of credit.

(g)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

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

Debt Amounts Due Currently

Amounts due currently (within twelve months) at June 30, 2013 total $33 million and consist of scheduled installment payments on capital leases and debt securities.

Debt Related Activity in 2013

Principal amounts of long-term debt issued in the six months ended June 30, 2013 consisted of $340 million principal amount of incremental term loans under the TCEH Term Loan Facilities discussed in "Amendment and Extension of TCEH Revolving Credit Facility" above.

Repayments of long-term debt in the six months ended June 30, 2013 totaled $81 million and consisted of $75 million of payments of principal at scheduled maturity or mandatory tender and remarketing dates (including $60 million of pollution control revenue bonds) and $6 million of contractual payments under capital leases.

In April 2013, TCEH acquired for $40 million in cash the owner participant interest in a trust established to lease six natural gas-fueled combustion turbines to TCEH. The interest in the trust was held by an unaffiliated party. The trust was consolidated in the second quarter 2013. No gain or loss was recognized on the transaction. The estimated fair value of the combustion turbine assets of $83 million approximated the total of the estimated fair value of the debt assumed and cash paid. In recording the combustion turbine assets, the fair value was reduced by the remaining deferred lease liability and the unamortized lease valuation reserve established in accounting for the Merger in 2007, which were reversed and totaled $18 million. At June 30, 2013, the principal amount of the trust's debt totaled $45 million and is payable in semiannual installments through January 1, 2017.

EFIH Debt Exchanges and Distributions Involving EFH Corp. Debt Guaranteed by EFCH (see discussion of debt guarantee below) — In exchanges in January 2013, EFIH and EFIH Finance issued $1.302 billion principal amount of EFIH 10% Senior Secured Notes due 2020 (EFIH 10% Notes) in exchange for $1.310 billion total principal amount of EFH Corp. and EFIH senior secured notes consisting of: (i) $113 million principal amount of EFH Corp. 9.75% Senior Secured Notes due 2019 (EFH Corp. 9.75% Notes), (ii) $1.058 billion principal amount of EFH Corp. 10% Senior Secured Notes due 2020 (EFH Corp. 10% Notes), and (iii) $139 million principal amount of EFIH senior secured notes.

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

EFIH received a total of $1.266 billion principal amount of EFH Corp. debt in these exchanges.

In the first quarter 2013, EFIH distributed $6.360 billion principal amount of EFH Corp. debt guaranteed by EFCH that EFIH previously received in debt exchanges, including $1.235 billion (of the $1.266 billion) received in January 2013, as a dividend to EFH Corp., which cancelled the notes. The dividend included $1.715 billion principal amount of EFH Corp. 10.875% Notes, $3.474 billion principal amount of EFH Corp. Toggle Notes, $1.058 billion principal amount of EFH Corp. 10% Notes and $113 million principal amount of EFH Corp. 9.75% Notes.

Guarantee and Push Down of EFH Corp. Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances for cash are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. EFCH and EFIH (excluding their subsidiaries) fully and unconditionally guarantee on a joint and several basis the Merger-related debt of EFH Corp. (parent). Such debt is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in our financial statements. Merger-related debt of EFH Corp. held by its subsidiaries is not subject to push down.

As a result of transactions in the first quarter 2013 discussed above, debt guaranteed and subject to push down at June 30, 2013 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes. The amount reflected in our balance sheet as pushed down debt ($30 million and $450 million at June 30, 2013 and December 31, 2012, respectively, as shown in the long-term debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

The following table presents an analysis of the total outstanding principal amount of EFH Corp. debt guaranteed by EFCH and EFIH at December 31, 2012 and June 30, 2013, respectively.

	December 31, 2012
Securities Guaranteed (principal amounts)	Held by EFIH	Subject to Push Down	Not Merger-Related	Total Guaranteed	Debt Cancelled in 2013	Total Guaranteed June 30, 2013 (c)
EFH Corp. 9.75% Senior Notes (a)	$—	$115	$—	$115	113	$—
EFH Corp. 10% Senior Notes (a)	—	661	400	1,061	1,058	—
EFH Corp. 10.875% Senior Notes	1,685	64	—	1,749	1,715	33
EFH Corp. 11.25/12.00% Senior Toggle Notes	3,441	60	—	3,501	3,474	27
Subtotal	$5,126	$900	$400	6,426	$6,360	60
TCEH Demand Notes (b)				698		—
Total				$7,124		$60
____________

(a)	As a result of transactions completed in the first quarter 2013, as discussed above, the guarantees of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes were eliminated.

(b)	The TCEH Demand Notes were settled in January 2013. See Note 11.

(c)	These amounts are subject to push down.

Information Regarding Other Significant Outstanding Debt

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities totaled $22.635 billion at June 30, 2013 and consisted of:

•	$3.809 billion of TCEH Term Loan Facilities maturing in October 2014 with interest payable at LIBOR plus 3.50%;

•	$15.710 billion of TCEH Term Loan Facilities maturing in October 2017 with interest payable at LIBOR plus 4.50%;

•	$42 million of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2014 with interest payable at LIBOR plus 3.50% (see discussion under "Credit Facilities" above);

•	$1.020 billion of cash borrowed under the TCEH Letter of Credit Facility maturing in October 2017 with interest payable at LIBOR plus 4.50% (see discussion under "Credit Facilities" above), and

•
Amounts borrowed under the TCEH Revolving Credit Facility, which may be reborrowed from time to time until October 2016 and represent the entire amount of commitments under the facility totaling $2.054 billion at June 30, 2013. See "Credit Facilities" above for discussion regarding the maturity date extension of $645 million in commitments from 2013 to 2016.

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

The TCEH Senior Secured Facilities are fully and unconditionally guaranteed jointly and severally on a senior secured basis by EFCH, and subject to certain exceptions, each existing and future direct or indirect wholly owned US subsidiary of TCEH. The TCEH Senior Secured Facilities, along with the TCEH Senior Secured Notes and certain commodity hedging transactions and the interest rate swaps described under "TCEH Interest Rate Swap Transactions" below, are secured on a first-priority basis by (i) substantially all of the current and future assets of TCEH and TCEH's subsidiaries who are guarantors of such facilities and (ii) pledges of the capital stock of TCEH and certain current and future direct or indirect subsidiaries of TCEH.

TCEH 11.5% Senior Secured Notes — At June 30, 2013, the principal amount of the TCEH 11.5% Senior Secured Notes totaled $1.750 billion. The notes mature in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, at a fixed rate of 11.5% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

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

TCEH 15% Senior Secured Second Lien Notes (including Series B) — At June 30, 2013, the principal amount of the TCEH 15% Senior Secured Second Lien Notes totaled $1.571 billion. These notes mature in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Facilities on a first-priority basis, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

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

TCEH 10.25% Senior Notes (including Series B) and 10.50/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — At June 30, 2013, the principal amount of the TCEH Senior Notes totaled $5.237 billion, including $363 million aggregate principal amount held by EFH Corp. and EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, EFCH (which owns 100% of TCEH), and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes mature in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The TCEH Toggle Notes mature in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum.

Fair Value of Long-Term Debt

At June 30, 2013 and December 31, 2012, the estimated fair value of our long-term debt (excluding capital leases) totaled $16.993 billion and $17.858 billion, respectively, and the carrying amount totaled $30.131 billion and $30.342 billion, respectively. At June 30, 2013 and December 31, 2012, the estimated fair value of our short-term borrowings under the TCEH Revolving Credit Facilities totaled $1.430 billion and $1.500 billion, respectively, and the carrying amount totaled $2.054 billion. We determine fair value in accordance with accounting standards as discussed in Note 8, and at June 30, 2013, our debt fair value represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

TCEH Interest Rate Swap Transactions

TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at June 30, 2013, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

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

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at June 30, 2013 totaled $11.967 billion notional amount. The basis swaps relate to debt outstanding through 2014.

The interest rate swap counterparties are secured on an equal and ratable basis by the same collateral pledged to the lenders under the TCEH Senior Secured Facilities.

The interest rate swaps have resulted in net gains (losses) reported in interest expense and related charges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized net loss	$(155)	$(168)	$(306)	$(337)
Unrealized net gain (loss)	338	(107)	486	4
Total	$183	$(275)	$180	$(333)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.579 billion and $2.065 billion at June 30, 2013 and December 31, 2012, respectively, of which $59 million and $65 million (both pretax), respectively, were reported in accumulated other comprehensive income.

6. COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

See Note 5 for discussion of guarantees and security for certain of our debt and EFCH guarantees of certain EFH Corp. debt.

Letters of Credit

At June 30, 2013, TCEH has outstanding letters of credit under its credit facilities totaling $814 million as follows:

•	$404 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•
$208 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $204 million (the letters of credit are available to fund the payment of such debt obligations and expire in 2014);

•	$65 million to support TCEH's REP financial requirements with the PUCT, and

•	$137 million for miscellaneous credit support requirements.

Litigation

Aurelius Capital Master, Ltd. and ACP Master, Ltd. (Aurelius) filed a lawsuit in March 2013, amended in May 2013, in the United States District Court for the Northern District of Texas (Dallas Division) against EFCH as a nominal defendant and each of the current directors and a former director of EFCH. In the lawsuit, Aurelius, as a creditor under the TCEH Senior Secured Facilities and certain TCEH secured bonds, both of which are guaranteed by EFCH, filed a derivative claim against EFCH and its directors. Aurelius alleges that the directors of EFCH breached their fiduciary duties to EFCH and its creditors, including Aurelius, by permitting TCEH to make certain loans "without collecting fair and reasonably equivalent value." The lawsuit seeks recovery for the benefit of EFCH. In June 2013, EFCH and the directors filed a motion to dismiss this lawsuit. We cannot predict the outcome of this proceeding, including the financial effects, if any.

Litigation Related to Generation Facilities — In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC's (Oak Grove) (a wholly owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs sought a reversal of the TCEQ's order and a remand back to the TCEQ for further proceedings. The district court affirmed the TCEQ's issuance of the TPDES permit to Oak Grove. In December 2012, plaintiffs appealed the district court's decision to the Third Court of Appeals in Austin, Texas. The case has been fully briefed, but the Court has not issued a decision and no date for oral argument has been scheduled. While we cannot predict the timing or outcome of this proceeding, we believe the renewal and amendment of the Oak Grove TPDES permit are protective of the environment and were in accordance with applicable law.

In September 2010, the Sierra Club filed a lawsuit in the United States District Court for the Eastern District of Texas (Texarkana Division) against EFH Corp. and Luminant Generation Company LLC (a wholly owned subsidiary of TCEH) for alleged violations of the Clean Air Act (CAA) at Luminant's Martin Lake generation facility. In May 2012, the Sierra Club filed a lawsuit in the US District Court for the Western District of Texas (Waco Division) against EFH Corp. and Luminant Generation Company LLC for alleged violations of the CAA at Luminant's Big Brown generation facility. Both cases are currently scheduled for trial in November 2013. While we are unable to estimate any possible loss or predict the outcome, we believe that the Sierra Club's claims are without merit, and we intend to vigorously defend these lawsuits. In addition, in December 2010 and again in October 2011, the Sierra Club informed Luminant that it may sue Luminant for allegedly violating CAA provisions in connection with Luminant's Monticello generation facility. In May 2012, the Sierra Club informed us that it may sue us for allegedly violating CAA provisions in connection with Luminant's Sandow 4 generation facility. While we cannot predict whether the Sierra Club will actually file suit regarding Monticello or Sandow 4 or the outcome of any resulting proceedings, we believe we have complied with the requirements of the CAA at all of our generation facilities.

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

In July 2013, the EPA sent us a second notice of violation alleging noncompliance with the CAA's New Source Review Standards at our Martin Lake and Big Brown generation facilities. In July 2013, we filed a petition for review in the Fifth Circuit Court seeking judicial review of the EPA's July 2013 notice of violation.

While we cannot predict whether the EPA will initiate enforcement proceedings under these notices of violation, we believe that we have complied with all requirements of the CAA at all of our generation facilities. We cannot predict the outcome of any resulting enforcement proceedings or estimate the penalties that might be assessed in connection with any such proceedings. We cannot predict the outcome of these proceedings, including the financial effects, if any.

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

In August 2012, the D.C. Circuit Court vacated the CSAPR, remanding it to the EPA for further proceedings. As a result, the CSAPR, the Final Revisions and the Second Revised Rule do not impose any immediate requirements on us, the State of Texas, or other affected parties. The D.C. Circuit Court's order stated that the EPA was expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the EPA's further consideration of the rule. In October 2012, the EPA and certain other parties that supported the CSAPR filed petitions with the D.C. Circuit Court seeking review by the full court of the panel's decision to vacate and remand the CSAPR. In January 2013, the D.C. Circuit Court denied these requests for rehearing, concluding the CSAPR rehearing proceeding. In March 2013, the EPA and certain other parties that supported the CSAPR submitted petitions to the US Supreme Court seeking its review of the D.C. Circuit Court decision. In June 2013, the US Supreme Court granted review of the D.C. Circuit Court's decision. The court will consider the case during its next term, which begins in October 2013. We cannot predict the outcome of the review by the US Supreme Court.

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

In November 2010, the EPA disapproved a different portion of the SIP under which the TCEQ had been phasing out a long-standing exemption for certain emissions that unavoidably occur during startup, shutdown and maintenance activities and replacing that exemption with a more limited affirmative defense that will itself be phased out and replaced by TCEQ-issued generation facility-specific permit conditions. We, like many other electricity generation facility operators in Texas, have asserted applicability of the exemption or affirmative defense, and the TCEQ has not objected to that assertion. We have also applied for and received the generation facility-specific permit amendments. We challenged the EPA's disapproval by filing a lawsuit in the Fifth Circuit Court arguing that the TCEQ's adoption of the affirmative defense and phase-out of that affirmative defense as permits are issued is consistent with the CAA. In July 2012, the Fifth Circuit Court denied our challenge and ruled that the EPA's actions were in accordance with the CAA. In October 2012, the Fifth Circuit Court panel withdrew its opinion and issued a second, expanded opinion that again upheld the EPA's disapproval. In November 2012, we filed a petition with the Fifth Circuit Court asking for review by the full Fifth Circuit Court of the panel's second opinion. Other parties to the proceedings also filed a petition with the Fifth Circuit Court asking the panel to reconsider its decision. In March 2013, the Fifth Circuit Court panel withdrew its second opinion and issued a third opinion that again upheld the EPA's actions. In April 2013, the Fifth Circuit Court also denied our November 2012 petition for rehearing of the panel's second opinion and denied the request by other parties for the panel to reconsider its second decision. Following the issuance of the mandate, we filed a motion to recall the mandate, which was denied in a single-judge order. In June 2013, we submitted a petition to the US Supreme Court seeking its review of the Fifth Circuit Court's decision. We cannot predict whether the US Supreme Court will grant or deny the petition or the outcome of any granted review.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

7. MEMBERSHIP INTERESTS/EQUITY

Dividend Restrictions

While EFCH has no contractual dividend restrictions, the TCEH Senior Secured Facilities generally restrict TCEH from making any cash distribution to any of its parent companies for the ultimate purpose of making a cash distribution on their ownership interests unless at the time, and after giving effect to such distribution, TCEH's consolidated total debt (as defined in the TCEH Senior Secured Facilities) to Adjusted EBITDA would be equal to or less than 6.5 to 1.0. At June 30, 2013, the ratio was 10.1 to 1.0.

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

Noncontrolling Interests

As discussed in Note 2, we consolidate a joint venture formed in 2009 for the purpose of developing two new nuclear generation units, which results in a noncontrolling interests component of equity. Net loss attributable to the noncontrolling interests was immaterial for the six months ended June 30, 2013 and 2012.

Membership Interests/Equity

In April 2013, EFCH was converted from a Texas corporation to a Delaware limited liability company. The following tables present the changes to membership interests/equity for the six months ended June 30, 2013 and 2012.

Six Months Ended June 30, 2013
	EFCH Shareholder's Equity/Membership Interests
	Common Stock	Retained Earnings (Deficit)	Membership Interests	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$7,665	$(18,129)	$—	$(42)	$112	$(10,394)
Net loss	—	(526)	(217)	—	—	(743)
Net effect of cash flow hedges	—	—	—	4	—	4
Investment by noncontrolling interests	—	—	—	—	2	2
Effect of debt push-down from EFH Corp. (a)	434	—	1	—	—	435
Capital structure conversion	(8,099)	18,655	(10,556)	—	—	—
Balance at June 30, 2013	$—	$—	$(10,772)	$(38)	$114	$(10,696)

Six Months Ended June 30, 2012
	EFCH Shareholder's Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$7,351	$(15,121)	$(49)	$103	$(7,716)
Net loss	—	(914)	—	—	(914)
Effect of stock-based incentive compensation plans	4	—	—	—	4
Net effect of cash flow hedges	—	—	4	—	4
Investment by noncontrolling interests	—	—	—	4	4
Effect of debt push-down from EFH Corp. (a)	17	—	—	—	17
Other	—	—	—	1	1
Balance at June 30, 2012	$7,372	$(16,035)	$(45)	$108	$(8,600)
 _______________

(a)	Represents the interest and income tax effects of debt pushed down from EFH Corp. (Note 5).

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

In utilizing broker quotes, we attempt to obtain multiple quotes from brokers (generally non-binding) that are active in the commodity markets in which we participate (and require at least one quote from two brokers to determine a pricing input as observable); however, not all pricing inputs are quoted by brokers. The number of broker quotes received for certain pricing inputs varies depending on the depth of the trading market, each individual broker's publication policy, recent trading volume trends and various other factors. In addition, for valuation of interest rate swaps, we use generally accepted interest rate swap valuation models utilizing month-end interest rate curves.

Probable loss of default by either us or our counterparties is considered in determining the fair value of derivative assets and liabilities. These non-performance risk adjustments take into consideration credit enhancements and the credit risks associated with our credit standing and the credit standing of our counterparties (see Note 9 for additional information regarding credit risk associated with our derivatives). We utilize published credit ratings and default rate factors in calculating the fair value measurement adjustments.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

June 30, 2013
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$171	$1,210	$130	$1	$1,512
Interest rate swaps	—	1	—	—	1
Nuclear decommissioning trust – equity securities (c)	283	165	—	—	448
Nuclear decommissioning trust – debt securities (c)	—	261	—	—	261
Total assets	$454	$1,637	$130	$1	$2,222
Liabilities:
Commodity contracts	$168	$143	$42	$1	$354
Interest rate swaps	—	1,580	—	—	1,580
Total liabilities	$168	$1,723	$42	$1	$1,934

December 31, 2012
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$180	$1,784	$83	$2,047
Interest rate swaps	—	2	—	2
Nuclear decommissioning trust – equity securities (c)	249	144	—	393
Nuclear decommissioning trust – debt securities (c)	—	261	—	261
Total assets	$429	$2,191	$83	$2,703
Liabilities:
Commodity contracts	$208	$121	$54	$383
Interest rate swaps	—	2,067	—	2,067
Total liabilities	$208	$2,188	$54	$2,450
 _______________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the balance sheet.

(c)	The nuclear decommissioning trust investment is included in the investments line in the balance sheet. See Note 12.

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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three and six months ended June 30, 2013 and 2012. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type (all related to commodity contracts) and the significant unobservable inputs used in the valuations at June 30, 2013 and December 31, 2012:

June 30, 2013
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$2	$(9)	$(7)	Valuation Model	Illiquid pricing locations (c)	$30 to $45/MWh
					Hourly price curve shape (d)	$15 to $50/MWh

Electricity spread options	61	(13)	48	Option Pricing Model	Gas to power correlation (e)	40% to 95%
					Power volatility (f)	10% to 35%

Electricity congestion revenue rights	57	(5)	52	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $30.00

Coal purchases	1	(14)	(13)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	0% to 40%
					Recovery rate (k)	0% to 40%

Other	9	(1)	8

Total	$130	$(42)	$88

December 31, 2012
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$5	$(9)	$(4)	Valuation Model	Illiquid pricing locations (c)	$20 to $40/MWh
					Hourly price curve shape (d)	$20 to $50/MWh

Electricity spread options	34	(10)	24	Option Pricing Model	Gas to power correlation (e)	20% to 90%
					Power volatility (f)	20% to 40%

Electricity congestion revenue rights	41	(2)	39	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $0.50

Coal purchases	—	(32)	(32)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	5% to 40%
					Recovery rate (k)	0% to 40%

Other	3	(1)	2

Total	$83	$(54)	$29

____________

(a)
Electricity purchase and sales contracts include wind generation agreements and hedging positions in the ERCOT west region as well as power contracts, the valuations of which include unobservable inputs related to the hourly shaping of the price curve. Electricity spread option contracts consist of physical electricity call options. Electricity congestion revenue rights contracts consist of forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points within ERCOT. Coal purchase contracts relate to western (Powder River Basin) coal.

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

The following table presents the changes in fair value of the Level 3 assets and liabilities (all related to commodity contracts) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net asset (liability) balance at beginning of period	$59	$(5)	$29	$53
Total unrealized valuation gains (losses)	(26)	52	(17)	(17)
Purchases, issuances and settlements (a):
Purchases	56	5	60	13
Issuances	(6)	(4)	(6)	(12)
Settlements	1	3	17	23
Transfers into Level 3 (b)	—	(39)	1	(46)
Transfers out of Level 3 (b)	4	—	4	(2)
Net change (c)	29	17	59	(41)
Net asset balance at end of period	$88	$12	$88	$12
Unrealized valuation gains (losses) relating to instruments held at end of period	$(20)	$27	(7)	(32)
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. Transfers out during 2013 were driven by a decrease in nonperformance risk adjustments. All Level 3 transfers during the periods presented are in and out of Level 2.

(c)
Substantially all changes in values of commodity contracts are reported in the income statement in net gain (loss) from commodity hedging and trading activities. Activity excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

9. COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage electricity price risk and interest rate risk exposure. Our principal activities involving derivatives consist of a natural gas hedging program and the hedging of interest costs on our long-term debt. See Note 8 for a discussion of the fair value of all derivatives.

Natural Gas Hedging Program — TCEH has a natural gas hedging program designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales and related cash flows. In ERCOT, the wholesale price of electricity has generally moved with the price of natural gas. Under the program, TCEH has entered into market transactions involving natural gas-related financial instruments and has sold forward natural gas through 2014. These transactions are intended to hedge a portion of electricity price exposure related to expected lignite/coal- and nuclear-fueled generation for this period. Unrealized gains and losses arising from changes in the fair value of the instruments under the program as well as realized gains and losses upon settlement of the instruments are reported in the income statement in net gain (loss) from commodity hedging and trading activities.

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

Other Commodity Hedging and Trading Activity — TCEH also enters into derivatives, including electricity, natural gas, fuel oil, uranium, emission and coal instruments, generally for shorter-term hedging purposes. To a limited extent, TCEH also enters into derivative transactions for proprietary trading purposes, principally in natural gas and electricity markets.

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets at June 30, 2013 and December 31, 2012:

June 30, 2013
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$1,201	$1	$—	$—	$1,202
Noncurrent assets	311	—	—	—	311
Current liabilities	—	—	(345)	(509)	(854)
Noncurrent liabilities	(1)	—	(8)	(1,071)	(1,080)
Net assets (liabilities)	$1,511	$1	$(353)	$(1,580)	$(421)

December 31, 2012
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$1,461	$2	$—	$—	$1,463
Noncurrent assets	586	—	—	—	586
Current liabilities	—	—	(366)	(528)	(894)
Noncurrent liabilities	—	—	(17)	(1,539)	(1,556)
Net assets (liabilities)	$2,047	$2	$(383)	$(2,067)	$(401)

At June 30, 2013 and December 31 2012, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative (income statement presentation)	2013	2012	2013	2012
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$157	$(133)	$(43)	$225
Interest rate swaps (Interest expense and related charges) (b)	183	(275)	180	(333)
Net gain (loss)	$340	$(408)	$137	$(108)
_______________

(a)
Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

(b)	Includes unrealized mark-to-market net gain (loss) as well as the net realized effect on interest paid/accrued, both reported in "Interest Expense and Related Charges" (see Note 12).

The following table presents the pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges. There were no amounts recognized in OCI for the three and six months ended June 30, 2013 or 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative type (income statement presentation of loss reclassified from accumulated OCI into income)	2013	2012	2013	2012
Interest rate swaps (Interest expense and related charges)	$(2)	$(2)	$(5)	$(5)
Interest rate swaps (Depreciation and amortization)	(1)	—	(1)	(1)
Total	$(3)	$(2)	$(6)	$(6)

Accumulated other comprehensive income related to cash flow hedges at June 30, 2013 and December 31, 2012 totaled $38 million and $42 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $4 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at June 30, 2013 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

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

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At June 30, 2013 and December 31, 2012, essentially all margin deposits held were unrestricted.

We maintain standardized master netting agreements with certain counterparties that allow for the netting of positive and negative exposures. Generally, we utilize the International Swaps and Derivatives Association (ISDA) standardized contract for financial transactions, the Edison Electric Institute standardized contract for physical power transactions and the North American Energy Standards Board (NAESB) standardized contract for physical natural gas transactions. These contain credit enhancements that allow for the right to offset assets and liabilities with other financial instruments and collateral received in order to reduce credit exposure between us and the counterparty. These agreements contain specific language related to margin requirements, monthly settlement netting, cross-commodity netting and early termination netting, which is negotiated with the contract counterparty.

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

The following tables reconcile our derivative assets and liabilities as presented in the consolidated balance sheet to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

June 30, 2013
	Amounts Presented in Balance Sheet	Offsetting Financial Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts (c)
Derivative assets:
Commodity contracts	$1,512	$(905)	$(431)	$176
Interest rate swaps	1	(1)	—	—
Total derivative assets	1,513	(906)	(431)	176
Derivative liabilities:
Commodity contracts	(354)	294	26	(34)
Interest rate swaps	(1,580)	612	—	(968)
Total derivative liabilities	(1,934)	906	26	(1,002)
Net amounts	$(421)	$—	$(405)	$(826)

December 31, 2012
	Amounts Presented in Balance Sheet	Offsetting Financial Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$2,047	$(1,263)	$(597)	$187
Interest rate swaps	2	(2)	—	—
Total derivative assets	2,049	(1,265)	(597)	187
Derivative liabilities:
Commodity contracts	(383)	319	29	(35)
Interest rate swaps	(2,067)	946	—	(1,121)
Total derivative liabilities	(2,450)	1,265	29	(1,156)
Net amounts	$(401)	$—	$(568)	$(969)
____________

(a)
Offsetting financial instruments with respect to commodity contracts include amounts related to interest rate swaps and vice versa. Amounts exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

(c)
Includes net liability positions totaling approximately $1.1 billion related to counterparties with positions that are secured by a first-lien interest in the assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes.

Derivative Volumes — The following table presents the gross notional amounts of derivative volumes at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed (a)	$30,865	$31,060	Million US dollars
Basis	$11,967	$11,967	Million US dollars
Natural gas:
Natural gas forward sales and purchases (b)	604	875	Million MMBtu
Locational basis swaps	408	495	Million MMBtu
All other	2,020	1,549	Million MMBtu
Electricity	45,091	76,767	GWh
Congestion Revenue Rights (c)	108,208	111,185	GWh
Coal	14	13	Million tons
Fuel oil	21	47	Million gallons
Uranium	804	441	Thousand pounds
_______________

(a)
Includes notional amount of interest rate swaps with maturity dates through October 2014 as well as notional amount of swaps effective from October 2014 with maturity dates through October 2017 (see Note 5).

(b)
Represents gross notional forward sales, purchases and options transactions in the natural gas hedging program. The net amount of these transactions was approximately 270 million MMBtu and 360 million MMBtu at June 30, 2013 and December 31, 2012, respectively.

(c)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

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

At June 30, 2013 and December 31, 2012, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully cash collateralized totaled $118 million and $58 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $30 million and $12 million at June 30, 2013 and December 31, 2012, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross default provisions, at June 30, 2013 and December 31, 2012, there were no remaining liquidity requirements.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. At June 30, 2013 and December 31, 2012, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $1.623 billion and $2.150 billion, respectively, before consideration of the amount of assets subject to the liens. No cash collateral or letters of credit were posted with these counterparties at June 30, 2013 and December 31, 2012 to reduce the liquidity exposure. If all the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, had been triggered at June 30, 2013 and December 31, 2012, the remaining related liquidity requirement after reduction for derivative assets under netting arrangements but before consideration of the amount of assets subject to the liens would have totaled $967 million and $1.122 billion, respectively. See Note 5 for a description of other obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $1.741 billion and $2.208 billion at June 30, 2013 and December 31, 2012, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has significant concentrations of credit risk with the counterparties to its derivative contracts. At June 30, 2013, total credit risk exposure to all counterparties related to derivative contracts totaled $1.641 billion (including associated accounts receivable). The net exposure to those counterparties totaled $282 million at June 30, 2013 after taking into effect netting arrangements, setoff provisions and collateral. At June 30, 2013, the credit risk exposure to the banking and financial sector represented 87% of the total credit risk exposure and 49% of the net exposure, a significant amount of which is related to the natural gas hedging program, and the largest net exposure to a single counterparty totaled $55 million.

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

10. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS (OPEB) PLANS

Our subsidiaries are participating employers in the EFH Retirement Plan, a defined benefit pension plan sponsored by EFH Corp. that is described further below. Our subsidiaries also participate with EFH Corp. and certain other subsidiaries of EFH Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The net allocated pension and OPEB costs applicable to us totaled $3 million and $11 million for the three months ended June 30, 2013 and 2012, respectively, and $6 million and $21 million for the six months ended June 30, 2013 and 2012, respectively.

The decrease in pension costs in 2013 reflects the implementation of certain amendments to EFH Corp.'s pension plan completed in the fourth quarter 2012 that resulted in:

•
splitting off assets and liabilities under the plan associated with employees of Oncor and all retirees and terminated vested participants of EFH Corp. and its subsidiaries (including discontinued businesses) to a new plan sponsored and administered by Oncor (the Oncor Plan) and

•
the termination of, distributions of benefits under, and settlement of all of EFH Corp.'s liabilities associated with active employees of EFH Corp.'s competitive businesses other than collective bargaining unit employees.

The discount rates reflected in net pension and OPEB costs for 2013 are 4.30% and 4.10%, respectively. The expected rates of return on pension and OPEB plan assets reflected in the 2013 cost amounts are 5.4% and 6.7%, respectively.

In the first six months of 2013 we made a $50 million payment to EFH Corp. to settle TCEH's allocation of 2012 pension-related charges resulting from the amendments. We expect to make additional contributions in 2013 of $2 million for the pension and OPEB plans.

11. RELATED-PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $230 million and $238 million for the three months ended June 30, 2013 and 2012, respectively, and $455 million and $465 million for the six months ended June 30, 2013 and 2012, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at June 30, 2013 and December 31, 2012 reflect amounts due currently to Oncor totaling $139 million and $53 million, respectively, (included in trade accounts and other payables to affiliates) largely related to these electricity delivery fees.

•
In August 2012, TCEH and Oncor agreed to settle at a discount two agreements related to securitization (transition) bonds issued by Oncor's bankruptcy-remote financing subsidiary in 2003 and 2004 to recover generation-related regulatory assets. Under the agreements, TCEH had been reimbursing Oncor as described immediately below.

Oncor collects transition surcharges from its customers to recover the transition bond payment obligations. Oncor's incremental income taxes related to the transition surcharges it collects had been reimbursed by TCEH quarterly under a noninterest bearing note payable to Oncor that was to mature in 2016. TCEH's payments on the note prior to the August 2012 settlement totaled $10 million and $20 million for the three and six months ended June 30, 2012, respectively.

Under an interest reimbursement agreement, TCEH had reimbursed Oncor on a monthly basis for interest expense on the transition bonds. Only the monthly accrual of interest under this agreement was reported as a liability. This interest expense prior to the August 2012 settlement totaled $7 million and $14 million for the three and six months ended June 30, 2012, respectively.

•
Notes receivable from EFH Corp. were payable to TCEH on demand (TCEH Demand Notes) and arose from cash loaned for debt principal and interest payments and other general corporate purposes of EFH Corp. At June 30, 2013 and December 31, 2012, the notes consisted of:

	June 30, 2013	December 31, 2012
Note related to debt principal and interest payments (P&I Note)	$—	$465
Note related to general corporate purposes (SG&A Note)	—	233
Total	$—	$698

The TCEH Demand Notes were guaranteed by EFIH and EFCH on a senior unsecured basis. The TCEH Demand Notes were pledged as collateral under the TCEH Senior Secured Facilities. In January 2013, EFIH used $680 million of the proceeds from its August 2012 debt issuance to pay a dividend to EFH Corp., which EFH Corp. used with cash on hand to repay the entire balance of the TCEH Demand Notes. The average daily balance of the TCEH Demand Notes totaled $674 million for the three months ended June 30, 2012 and $116 million and $891 million for the six months ended June 30, 2013 and 2012, respectively. The TCEH Demand Notes carried interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income related to the TCEH Demand Notes totaled $9 million for the three months ended June 30, 2012 and $3 million and $24 million for the six months ended June 30, 2013 and 2012, respectively.

•
EFCH has a demand note payable to EFH Corp., the proceeds from which were used to repay outstanding debt. The note totaled $87 million and $81 million at June 30, 2013 and December 31, 2012, respectively, and carried interest at a rate based on the one-month LIBOR rate plus 5.00%. Interest expense related to this note totaled $1 million for both the three months ended June 30, 2013 and 2012 and $2 million for both the six months ended June 30, 2013 and 2012.

•
Receivables from affiliates are measured at historical cost and primarily consisted of notes receivable for cash loaned to EFH Corp. for debt principal and interest payments and other general corporate purposes of EFH Corp. as discussed above. TCEH reviews economic conditions, counterparty credit scores and historical payment activity to assess the overall collectability of its affiliated receivables. There were no credit loss allowances at June 30, 2013 and December 31, 2012.

•
A subsidiary of EFH Corp. bills our subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges, which are settled in cash and primarily reported in SG&A expenses, totaled $55 million and $58 million for the three months ended June 30, 2013 and 2012, respectively, and $117 million and $116 million for the six months ended June 30, 2013 and 2012, respectively. Beginning in the fourth quarter 2012, TCEH reimburses a subsidiary of EFH Corp. for an allocated share of computer equipment purchased by the subsidiary. Amounts paid by TCEH in the six months ended June 30, 2013 related to new computer equipment totaled $6 million and were accounted for as an intangible asset to be amortized over the life of the equipment. Previously, the depreciation of such equipment was included in the administrative cost billings.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in investments in our balance sheet, will ultimately be sufficient to fund the actual future decommissioning liability, reported in noncurrent liabilities in our balance sheet. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended June 30, 2013 and 2012 and $8 million for both the six months ended June 30, 2013 and 2012. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At June 30, 2013 and December 31, 2012, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $329 million and $284 million, respectively, reported in other noncurrent liabilities.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns that include our results; however, under a tax sharing agreement, our federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if we file our own corporate income tax return. As of June 30, 2013, we had current income tax liabilities of $109 million and noncurrent income tax liabilities of $723 million payable to EFH Corp. As of December 31, 2012, we had current income tax liabilities of $31 million payable to EFH Corp. (see Note 12). We made Texas margin tax payments to EFH Corp. of $29 million and $37 million for the six months ended June 30, 2013 and 2012, respectively.

•
Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both June 30, 2013 and December 31, 2012, TCEH had posted letters of credit in the amount of $11 million for the benefit of Oncor.

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

•	Affiliates of GS Capital Partners are parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

•	As a result of debt repurchase and exchange transactions in 2009 through 2011, EFH Corp. and EFIH held TCEH debt securities as follows (principal amounts):

	June 30, 2013	December 31, 2012
TCEH Senior Notes:
Held by EFH Corp.	$284	$284
Held by EFIH	79	79
TCEH Term Loan Facilities:
Held by EFH Corp.	19	19
Total	$382	$382

Interest expense on the notes totaled $10 million for both the three months ended June 30, 2013 and 2012 and $19 million for both the six months ended June 30, 2013 and 2012.

See Notes 5 and 6 for guarantees and push-down of certain EFH Corp. debt and Note 10 for allocation of EFH Corp. pension and OPEB costs to us.

12. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other income:
Consent fee related to novation of hedge positions between counterparties	$—	$6	$—	$6
Insurance/litigation settlements	—	—	2	2
All other	3	1	4	2
Total other income	$3	$7	$6	$10

Interest Expense and Related Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$682	$643	$1,356	$1,292
Interest related to pushed down debt	1	19	4	38
Interest payable with additional toggle notes (Note 5)	—	46	—	90
Unrealized mark-to-market net (gain) loss on interest rate swaps	(338)	107	(486)	(4)
Amortization of interest rate swap losses at dedesignation of hedge accounting	2	2	4	5
Amortization of fair value debt discounts resulting from purchase accounting	2	3	5	5
Amortization of debt issuance, amendment and extension costs and discounts	66	46	130	92
Capitalized interest	(7)	(11)	(14)	(20)
Total interest expense and related charges	$408	$855	$999	$1,498

Restricted Cash

At June 30, 2013 and December 31, 2012, all restricted cash on the balance sheet related to TCEH's Letter of Credit Facility (see Note 5) other than $1 million at June 30, 2013 related to margin deposits held.

Inventories by Major Category

	June 30, 2013	December 31, 2012
Materials and supplies	$212	$201
Fuel stock	194	168
Natural gas in storage	36	24
Total inventories	$442	$393

Investments

	June 30, 2013	December 31, 2012
Nuclear plant decommissioning trust	$709	$654
Assets related to employee benefit plans, including employee savings programs, net of distributions	2	8
Land	40	41
Miscellaneous other	7	7
Total investments	$758	$710

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited by TCEH in the trust fund. Income and expense associated with the trust fund and the decommissioning liability are offset by a corresponding change in a receivable/payable (currently a payable reported in noncurrent liabilities) that will ultimately be settled through changes in Oncor's delivery fees rates (see Note 11). A summary of investments in the fund follows:

	June 30, 2013
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$257	$9	$(5)	$261
Equity securities (c)	250	207	(9)	448
Total	$507	$216	$(14)	$709

	December 31, 2012
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$246	$16	$(1)	$261
Equity securities (c)	245	161	(13)	393
Total	$491	$177	$(14)	$654
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.45% and 4.38% at June 30, 2013 and December 31, 2012, respectively, and an average maturity of 7 and 6 years at June 30, 2013 and December 31, 2012, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at June 30, 2013 mature as follows: $78 million in one to five years, $63 million in five to ten years and $120 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized gains	$1	$1	$1	$1
Realized losses	$—	$(1)	$—	$(1)
Proceeds from sales of securities	$64	$21	$105	$31
Investments in securities	$(67)	$(24)	$(112)	$(38)

Property, Plant and Equipment

At June 30, 2013 and December 31, 2012, property, plant and equipment of $18.2 billion and $18.6 billion, respectively, is stated net of accumulated depreciation and amortization of $7.5 billion and $6.8 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, for the six months ended June 30, 2013:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2012	$368	$135	$33	$536
Additions:
Accretion	11	15	1	27
Reductions:
Payments	—	(49)	—	(49)
Liability at June 30, 2013	379	101	34	514
Less amounts due currently	—	(68)	—	(68)
Noncurrent liability at June 30, 2013	$379	$33	$34	$446

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2013	December 31, 2012
Uncertain tax positions (including accrued interest)	$383	$1,250
Asset retirement and mining reclamation obligations	446	452
Unfavorable purchase and sales contracts	602	620
Nuclear decommissioning cost over-recovery (Note 11)	329	284
Other, including retirement and other employee benefits	17	37
Total other noncurrent liabilities and deferred credits	$1,777	$2,643

Liability for Uncertain Tax Positions — In May 2013, EFH Corp. received approval from the Joint Committee on Taxation of the resolution of all issues arising from the 1997 through 2002 IRS audit. This final resolution also affected federal and state returns for periods subsequent to 2002. In the second quarter 2013, we reduced the liability for uncertain tax positions to reflect the effects of the final resolution, resulting in a $411 million reclassification to the accumulated deferred income tax liability and the recording of a $20 million income tax expense. Other effects included the recording of current federal income tax and state income tax liabilities to EFH Corp. of $82 million and $14 million, respectively, and a reduction of $392 million of the noncurrent federal income tax liability to EFH Corp., all under the tax sharing agreement (see Note 11).

In March 2013, EFH Corp. and the IRS agreed on terms to resolve disputed adjustments related to the IRS audit for the years 2003 through 2006, which was concluded in June 2011. The IRS proposed a significant number of adjustments to the originally filed returns for such years. The adjustments relate to one significant accounting method issue and other less significant issues. In the first quarter 2013, we reduced the liability for uncertain tax positions to reflect the terms of the agreement, resulting in a net reduction of the liability for uncertain tax positions totaling $794 million. This reduction consisted of a $685 million reclassification to a noncurrent affiliate tax sharing liability and a net adjustment of $109 million ($62 million after tax), largely representing a reversal of accrued interest and reported as an increase in income tax benefit. In addition, in accordance with the provisions of the tax sharing agreement with EFH Corp., amounts previously recorded as accumulated deferred income taxes totaling $430 million were reclassified to the affiliate tax sharing liability, the total amount of which is not expected to be settled within the next twelve months.

Unfavorable Purchase and Sales Contracts – The amortization of unfavorable purchase and sales contracts totaled $7 million for both the three months ended June 30, 2013 and 2012 and $13 million and $14 million for the six months ended June 30, 2013 and 2012, respectively. See Note 3 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2013	$25
2014	$24
2015	$23
2016	$23
2017	$23

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2013	2012
Cash payments (receipts) related to:
Interest paid (a)	$1,365	$1,304
Capitalized interest	(14)	(20)
Interest paid (net of capitalized interest) (a)	$1,351	$1,284
Income taxes	$29	$37
Noncash investing and financing activities:
Effect of Parent's payment of interest, net of tax, on pushed down debt	$20	$17
Principal amount of TCEH Toggle Notes issued in lieu of cash interest	$—	$88
Construction expenditures (b)	$66	$79
Contribution related to EFH Corp. stock-based compensation	$—	$4
Debt assumed related to acquisition of combustion turbine trust interest	$(45)	$—
Effect of push down of debt from parent	$(420)	$—
Debt extension transactions	$(340)	$—
____________

(a)	Net of amounts received under interest rate swap agreements.

(b)	Represents end-of-period accruals.

13. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

At June 30, 2013 TCEH and TCEH Finance, as Co-Issuers, had outstanding $5.237 billion aggregate principal amount of 10.25% Senior Notes Due 2015, 10.25% Senior Notes due 2015 Series B and Toggle Notes (collectively, the TCEH Senior Notes) and $1.571 billion aggregate principal amount of 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021 (Series B) (collectively, the TCEH Senior Secured Second Lien Notes). The TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes are unconditionally guaranteed by EFCH and by each subsidiary (all 100% owned by TCEH) that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes. The guarantees of the TCEH Senior Notes rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. The guarantees of the TCEH Senior Secured Second Lien Notes rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH's obligations under the TCEH Senior Secured Facilities, the TCEH Senior Secured Notes and TCEH's commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral (see Note 5). All other subsidiaries of EFCH, either direct or indirect, do not guarantee the TCEH Senior Notes or TCEH Senior Secured Second Lien Notes (collectively the Non-Guarantors). The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain certain restrictions, subject to certain exceptions, on EFCH's ability to pay dividends or make investments. See Note 7.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" in order to present the condensed consolidating statements of income for the three and six months ended June 30, 2013 and 2012 and of cash flows for the six months ended June 30, 2013 and 2012 of EFCH (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors and the condensed consolidating balance sheets at June 30, 2013 and December 31, 2012 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, "Push Down Basis of Accounting Required in Certain Limited Circumstances," including the effects of the push down of $30 million and $62 million of the EFH Corp. 10.875% Notes and Toggle Notes to the Parent at June 30, 2013 and December 31, 2012, respectively, $388 million of the EFH Corp. 9.75% Notes and 10% Notes to the Parent at December 31, 2012, and the TCEH Senior Notes, TCEH Senior Secured Notes, TCEH Senior Secured Second Lien Notes and TCEH Senior Secured Facilities to the Other Guarantors at June 30, 2013 and December 31, 2012 (see Note 5 for further details of this debt, including the elimination of EFCH's guarantees of the EFH Corp. 9.75% Notes and 10% Notes in January 2013). TCEH Finance's sole function is to be the co-issuer of the certain TCEH debt securities; therefore, it has no other independent assets, liabilities or operations.

EFCH (parent entity) received no dividends/distributions from its consolidated subsidiaries for the three or six months ended June 30, 2013 and 2012.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
Condensed Consolidating Statements of Income (Loss)
Three Months Ended June 30, 2013
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,419	$17	$(17)	$1,419
Fuel, purchased power costs and delivery fees	—	—	(687)	—	—	(687)
Net gain from commodity hedging and trading activities	—	113	55	—	—	168
Operating costs	—	—	(269)	—	3	(266)
Depreciation and amortization	—	—	(335)	(2)	—	(337)
Selling, general and administrative expenses	—	(21)	(154)	(7)	13	(169)
Franchise and revenue-based taxes	—	—	(16)	—	—	(16)
Other income	—	—	3	—	—	3
Other deductions	—	—	(1)	—	—	(1)
Interest income	—	60	199	—	(258)	1
Interest expense and related charges	(4)	(604)	(605)	(3)	808	(408)
Income (loss) before income taxes	(4)	(452)	(391)	5	549	(293)
Income tax benefit (expense)	2	150	113	(2)	(187)	76
Equity earnings (losses) of subsidiaries	(215)	87	—	—	128	—
Net income (loss)	(217)	(215)	(278)	3	490	(217)
Other comprehensive income	2	2	—	—	(2)	2
Comprehensive income (loss)	$(215)	$(213)	$(278)	$3	$488	$(215)

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
Condensed Consolidating Statements of Income (Loss)
Six Months Ended June 30, 2013
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$2,679	$32	$(32)	$2,679
Fuel, purchased power costs and delivery fees	—	—	(1,323)	—	—	(1,323)
Net loss from commodity hedging and trading activities	—	(22)	(7)	—	—	(29)
Operating costs	—	—	(498)	—	2	(496)
Depreciation and amortization	—	—	(679)	(2)	—	(681)
Selling, general and administrative expenses	—	(35)	(307)	(14)	29	(327)
Franchise and revenue-based taxes	—	—	(33)	—	—	(33)
Other income	—	—	6	—	—	6
Other deductions	—	—	(3)	—	—	(3)
Interest income	1	120	385	—	(501)	5
Interest expense and related charges	(11)	(1,380)	(1,223)	(4)	1,619	(999)
Income (loss) before income taxes	(10)	(1,317)	(1,003)	12	1,117	(1,201)
Income tax (expense) benefit	6	465	372	(4)	(381)	458
Equity earnings (losses) of subsidiaries	(739)	113	—	—	626	—
Net income (loss)	(743)	(739)	(631)	8	1,362	(743)
Other comprehensive income	4	4	—	—	(4)	4
Comprehensive income (loss)	$(739)	$(735)	$(631)	$8	$1,358	$(739)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
Condensed Consolidating Statements of Income (Loss)
Six Months Ended June 30, 2012
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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(5)	$(1,360)	$996	$(47)	$—	$(416)
Cash flows – financing activities:
Notes/advances due to affiliates	7	1,313	—	—	(1,314)	6
Repayments/repurchases of long-term debt	(2)	(64)	(15)	—	—	(81)
Net short-term borrowings under accounts receivable securitization program	—	—	—	37	—	37
Contributions from noncontrolling interests	—	—	—	2	—	2
Cash provided by (used in) financing activities	5	1,249	(15)	39	(1,314)	(36)
Cash flows – investing activities:
Capital expenditures	—	—	(257)	(3)	—	(260)
Nuclear fuel purchases	—	—	(27)	—	—	(27)
Notes due from affiliates	—	—	(616)	—	1,314	698
Purchase of right to use certain computer-related assets from parent	—	—	(6)	—	—	(6)
Proceeds from sales of assets	—	—	1	—	—	1
Acquisition of combustion turbine trust interest	—	—	(40)	—	—	(40)
Changes in restricted cash	—	—	(1)	—	—	(1)
Purchases of environmental allowances and credits	—	—	(10)	—	—	(10)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	105	—	—	105
Investments in nuclear decommissioning trust fund securities	—	—	(112)	—	—	(112)
Cash provided by (used in) investing activities	—	—	(963)	(3)	1,314	348
Net change in cash and cash equivalents	—	(111)	18	(11)	—	(104)
Cash and cash equivalents – beginning balance	—	1,115	15	45	—	1,175
Cash and cash equivalents – ending balance	$—	$1,004	$33	$34	$—	$1,071

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2012
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(5)	$(20)	$286	$(36)	$—	$225
Cash flows – financing activities:
Notes due to affiliates	8	752	—	1	(761)	—
Repayments/repurchases of long-term debt	(2)	(21)	—	—	—	(23)
Net short-term borrowings under accounts receivable securitization program	—	—	—	38	—	38
Decrease in other short-term borrowings	—	(485)	—	—	—	(485)
Decrease in income tax-related note payable to Oncor	—	—	(20)	—	—	(20)
Contributions from noncontrolling interests	—	—	—	4	—	4
Sale/leaseback of equipment	—	—	15	—	—	15
Other, net	(1)	—	—	—	—	(1)
Cash provided by (used in) financing activities	5	246	(5)	43	(761)	(472)
Cash flows – investing activities:
Capital expenditures	—	—	(380)	(5)	—	(385)
Nuclear fuel purchases	—	—	(96)	—	—	(96)
Notes/loans due from affiliates	—	—	160	—	761	921
Proceeds from sales of assets	—	—	1	—	—	1
Changes in restricted cash	—	—	64	—	—	64
Purchases of environmental allowances and credits	—	—	(13)	—	—	(13)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	31	—	—	31
Investments in nuclear decommissioning trust fund securities	—	—	(38)	—	—	(38)
Cash provided by (used in) investing activities	—	—	(271)	(5)	761	485
Net change in cash and cash equivalents	—	226	10	2	—	238
Cash and cash equivalents – beginning balance	—	87	23	10	—	120
Cash and cash equivalents – ending balance	$—	$313	$33	$12	$—	$358

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC Condensed Consolidating Balance Sheets June 30, 2013 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,004	$33	$34	$—	$1,071
Restricted cash	—	—	1	—	—	1
Advances to affiliates	—	—	23	—	(23)	—
Trade accounts receivable – net	—	1	330	508	(96)	743
Income taxes receivable	6	—	59	—	(65)	—
Accounts receivable from affiliates	—	—	—	13	(13)	—
Inventories	—	—	442	—	—	442
Commodity and other derivative contractual assets	—	856	346	—	—	1,202
Accumulated deferred income taxes	3	—	—	3	(6)	—
Margin deposits related to commodity positions	—	—	45	—	—	45
Other current assets	—	1	43	—	1	45
Total current assets	9	1,862	1,322	558	(202)	3,549
Restricted cash	—	947	—	—	—	947
Investments	(10,530)	23,496	835	9	(13,052)	758
Property, plant and equipment – net	—	—	18,000	199	—	18,199
Advances to affiliates	—	—	9,422	—	(9,422)	—
Goodwill	—	4,952	—	—	—	4,952
Identifiable intangible assets – net	—	—	1,735	5	(5)	1,735
Commodity and other derivative contractual assets	—	294	17	—	—	311
Accumulated deferred income taxes	—	521	—	3	(524)	—
Other noncurrent assets, principally unamortized amendment/issuance costs	—	894	900	7	(889)	912
Total assets	$(10,521)	$32,966	$32,231	$781	$(24,094)	$31,363
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Short-term borrowings	$—	$2,054	$2,054	$119	$(2,054)	$2,173
Notes/advances from affiliates	1	9,444	—	—	(9,445)	—
Long-term debt due currently	11	—	11	11	—	33
Trade accounts payable	2	3	402	96	(96)	407
Trade accounts and other payables to affiliates	—	—	173	—	(13)	160
Notes payable to parent	86	—	1	—	—	87
Commodity and other derivative contractual liabilities	—	553	301	—	—	854

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC Condensed Consolidating Balance Sheets June 30, 2013 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Margin deposits related to commodity positions	—	403	31	—	—	434
Accumulated deferred income taxes	—	3	46	—	(6)	43
Accrued income taxes payable to parent	—	165	—	9	(65)	109
Accrued taxes other than income	—	—	75	—	—	75
Accrued interest	1	378	274	2	(273)	382
Other current liabilities	—	—	204	—	—	204
Total current liabilities	101	13,003	3,572	237	(11,952)	4,961
Accumulated deferred income taxes	86	—	2,831	—	439	3,356
Commodity and other derivative contractual liabilities	—	1,070	10	—	—	1,080
Notes or other liabilities due affiliates	—	—	6	—	—	6
Long-term debt held by affiliates	—	382	—	—	—	382
Long-term debt, less amounts due currently	93	29,597	28,699	31	(28,646)	29,774
Affiliate tax sharing liability	—	(571)	1,294	—	—	723
Other noncurrent liabilities and deferred credits	9	15	1,757	1	(5)	1,777
Total liabilities	289	43,496	38,169	269	(40,164)	42,059
EFCH membership interests	(10,810)	(10,530)	(5,938)	398	16,070	(10,810)
Noncontrolling interests in subsidiaries	—	—	—	114	—	114
Total membership interests	(10,810)	(10,530)	(5,938)	512	16,070	(10,696)
Total liabilities and membership interests	$(10,521)	$32,966	$32,231	$781	$(24,094)	$31,363

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC Condensed Consolidating Balance Sheets December 31, 2012 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,115	$15	$45	$—	$1,175
Advances to affiliates	—	—	36	—	(36)	—
Trade accounts receivable – net	—	2	360	445	(97)	710
Notes receivable from parent	—	698	—	—	—	698
Income taxes receivable	—	—	410	—	(410)	—
Accounts receivable from affiliates	—	95	—	—	(95)	—
Inventories	—	—	393	—	—	393
Commodity and other derivative contractual assets	—	1,127	336	—	—	1,463
Accumulated deferred income taxes	3	—	—	3	(6)	—
Margin deposits related to commodity positions	—	—	71	—	—	71
Other current assets	—	—	112	8	—	120
Total current assets	3	3,037	1,733	501	(644)	4,630
Restricted cash	—	947	—	—	—	947
Investments	(9,794)	23,382	747	9	(13,634)	710
Property, plant and equipment – net	—	—	18,422	134	—	18,556
Advances to affiliates	—	—	8,794	—	(8,794)	—
Goodwill	—	4,952	—	—	—	4,952
Identifiable intangible assets – net	—	—	1,781	—	—	1,781
Commodity and other derivative contractual assets	—	575	11	—	—	586
Accumulated deferred income taxes	—	828	—	3	(831)	—
Other noncurrent assets, principally unamortized amendment/issuance costs	4	781	806	3	(783)	811
Total assets	$(9,787)	$34,502	$32,294	$650	$(24,686)	$32,973
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$—	$2,054	$2,054	$82	$(2,054)	$2,136
Notes/advances from affiliates	—	8,830	—	—	(8,830)	—
Long-term debt due currently	11	64	21	—	—	96
Trade accounts payable	—	2	387	97	(97)	389
Trade accounts and other payables to affiliates	—	—	231	3	(95)	139
Notes payable to parent/affiliate	80	—	1	—	—	81
Commodity and other derivative contractual liabilities	—	610	284	—	—	894

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC Condensed Consolidating Balance Sheets December 31, 2012 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Margin deposits related to commodity positions	—	596	4	—	—	600
Accumulated deferred income taxes	—	3	52	—	(6)	49
Accrued income taxes payable to parent	2	433	—	6	(410)	31
Accrued taxes other than income	—	—	17	—	—	17
Accrued interest	18	389	281	—	(281)	407
Other current liabilities	1	4	253	—	(3)	255
Total current liabilities	112	12,985	3,585	188	(11,776)	5,094
Accumulated deferred income taxes	79	—	3,569	—	111	3,759
Commodity and other derivative contractual liabilities	—	1,539	17	—	—	1,556
Notes or other liabilities due affiliates	—	—	5	—	—	5
Long-term debt held by affiliates	—	382	—	—	—	382
Long-term debt, less amounts due currently	515	29,355	28,486	—	(28,428)	29,928
Other noncurrent liabilities and deferred credits	13	36	2,594	—	—	2,643
Total liabilities	719	44,297	38,256	188	(40,093)	43,367
EFCH shareholder's equity	(10,506)	(9,795)	(5,962)	350	15,407	(10,506)
Noncontrolling interests in subsidiaries	—	—	—	112	—	112
Total equity	(10,506)	(9,795)	(5,962)	462	15,407	(10,394)
Total liabilities and equity	$(9,787)	$34,502	$32,294	$650	$(24,686)	$32,973

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFCH, a wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company. In April 2013, EFCH was converted from a Texas corporation to a Delaware limited liability company; the directors and officers and consolidated assets, businesses and operations are unchanged. We conduct our operations almost entirely through our wholly owned subsidiary, TCEH. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management and trading activities and retail electricity sales. Key management activities, including commodity risk management and electricity sourcing for our retail and wholesale customers, are performed on an integrated basis; consequently, there are no reportable business segments.

Significant Activities and Events and Items Influencing Future Performance

See Note 1 to Financial Statements for discussion of TCEH liquidity and description of recent discussions with certain creditors. See Note 12 to Financial Statements for discussion of the agreement EFH Corp. reached with the IRS in March 2013 that resolved disputed adjustments from their audit for the years 2003 through 2006 and the approval EFH Corp. received from the Joint Committee on Taxation in May 2013 that resolved all issues from the IRS audit for the years 1997 through 2002. See "Financial Condition — Income Tax Matters" for discussion of the private letter ruling EFH Corp. received from the IRS in April 2013 and the subsequent consummation of internal corporate transactions involving EFH Corp. and EFCH that resulted in the elimination of an excess loss account and a deferred intercompany gain.

Natural Gas Hedging Program and Other Hedging Activities — Because wholesale electricity prices in ERCOT have generally moved with natural gas prices, TCEH has a natural gas hedging program designed to mitigate the effect of natural gas price changes on future electricity revenues. Under the program, we have entered into market transactions involving natural gas-related financial instruments, and at June 30, 2013, have effectively sold forward approximately 270 million MMBtu of natural gas (equivalent to the natural gas exposure of approximately 32,000 GWh at an assumed 8.5 market heat rate) at weighted average annual hedge prices as shown in the table below; at December 31, 2012 and March 31, 2013, the comparable hedge volumes totaled approximately 360 million MMBtu and 310 million MMBtu, respectively. Volumes and hedge values associated with the hedging program are inclusive of offsetting purchases entered into to take into account new wholesale and retail electricity sales contracts and avoid over-hedging. This activity results in both commodity contract asset and liability balances pending the maturity and settlement of the offsetting transactions.

Taking together forward wholesale and retail electricity sales with the natural gas positions in the hedging program, we have effectively hedged an estimated 94% and 51% of the price exposure, on a natural gas equivalent basis, related to TCEH's expected generation output for 2013 and 2014, respectively (assuming an 8.5 market heat rate). The natural gas positions were entered into with the continuing expectation that wholesale electricity prices in ERCOT will generally move with prices of natural gas, which we expect to be the marginal fuel for the purpose of setting electricity prices generally 70% to 90% of the time in the ERCOT market. If the relationship changes in the future, the cash flows targeted under the natural gas hedging program may not be achieved.

TCEH has entered into related put and call transactions (referred to as collars), primarily for 2014, that result in hedge prices that fall within a range. These transactions represented 56% (in MMbtu) of the positions in the hedging program at June 30, 2013, with the approximate weighted average strike prices under the collars being a floor of $7.80 per MMBtu and a ceiling of $11.75 per MMBtu.

We currently have no natural gas positions in the hedging program that mature after 2014. The following table summarizes the positions in the program at June 30, 2013:

	Measure	Balance 2013 (a)	2014	Total
Natural gas hedge volumes (b)	mm MMBtu	~123	~146	~269
Weighted average hedge price (c)	$/MMBtu	~6.89	~7.80	—
Average market price (d)	$/MMBtu	~3.64	~3.91	—
Realization of hedge gains (e)	$ billions	~$0.5	~$0.6	~$1.1
___________

(a)	Balance of 2013 is from July 1, 2013 through December 31, 2013.

(b)
Where collars are reflected, the volumes are based on the notional position of the derivatives to represent protection against downward price movements. The notional volumes for collars are approximately 150 million MMBtu, which corresponds to a delta position of approximately 150 million MMBtu in 2014.

(c)
Weighted average hedge prices are based on prices of positions in the natural gas hedging program (excluding offsetting purchases to avoid over-hedging). Where collars are reflected, sales price represents the collar floor price.

(d)	Based on NYMEX Henry Hub prices.

(e)	Based on cumulative unrealized mark-to-market gain at June 30, 2013.

Changes in the fair value of the instruments in the hedging program are recorded as unrealized gains and losses in net gain (loss) from commodity hedging and trading activities in the statement of income, which has and could continue to result in significant volatility in reported net income. Based on the size of the hedging program at June 30, 2013, a $1.00/MMBtu change in natural gas prices across the hedged period would result in the recognition of up to approximately $270 million in pretax unrealized mark-to-market gains or losses.

The hedging program has resulted in reported net gains (losses) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized net gain	$224	$506	$480	$1,019
Unrealized net loss including reversals of previously recorded amounts related to positions settled	(116)	(577)	(482)	(705)
Total	$108	$(71)	$(2)	$314

The cumulative unrealized mark-to-market net gain related to positions in the natural gas hedging program totaled $1.102 billion and $1.584 billion at June 30, 2013 and December 31, 2012, respectively. The decline was driven by settlement of maturing positions.

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

The significant cumulative unrealized mark-to-market net gain related to positions in the hedging program reflects the sustained decline in forward market natural gas prices as presented in the table below. Forward natural gas prices have generally trended downward over the past several years. While the hedging program is designed to mitigate the effect on earnings of low wholesale electricity prices, depressed forward natural gas prices are challenging to our liquidity and the long-term profitability of our business. Specifically, low natural gas prices and their effect in ERCOT on wholesale electricity prices could have a material impact on our liquidity and TCEH's overall profitability for periods in which TCEH does not have significant hedge positions. See Note 1 to Financial Statements.

	Forward Market Prices for Calendar Year ($/MMBtu) (a)
Date	2013 (b)	2014	2015	2016
December 31, 2008	$7.15	$7.15	$7.21	$7.30
December 31, 2009	$6.67	$6.84	$7.05	$7.24
December 31, 2010	$5.33	$5.49	$5.64	$5.79
December 31, 2011	$3.94	$4.34	$4.60	$4.85
March 31, 2012	$3.47	$3.96	$4.26	$4.51
June 30, 2012	$3.58	$3.95	$4.13	$4.29
September 30, 2012	$3.84	$4.18	$4.37	$4.55
December 31, 2012	$3.54	$4.03	$4.23	$4.42
March 31, 2013	$4.12	$4.23	$4.30	$4.38
June 30, 2013	$3.64	$3.91	$4.14	$4.33
___________

(a)	Based on NYMEX Henry Hub prices.

(b)	For March 31, 2013 and June 30, 2013, natural gas prices for 2013 represent the average of forward prices for April through December and July through December, respectively.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices, market heat rates and diesel fuel prices on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on TCEH's unhedged position and forward prices at June 30, 2013, which for natural gas reflects estimates of electricity generation less amounts hedged through the natural gas hedging program and amounts under existing wholesale and retail sales contracts. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2013 (a)	2014	2015
$1.00/MMBtu change in natural gas price (b)	$ ~12	$ ~225	$ ~470
0.1/MMBtu/MWh change in market heat rate (c)	$ ~2	$ ~25	$ ~30
$1.00/gallon change in diesel fuel price	$ ~3	$ ~45	$ ~50
___________

(a)	Balance of 2013 is from August 1, 2013 through December 31, 2013.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at June 30, 2013.

TCEH Interest Rate Swap Transactions — TCEH employs interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, as of June 30, 2013, TCEH has entered into the following series of interest rate swap transactions that effectively fix the interest rates at between 5.5% and 9.3%.

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

TCEH has also entered into interest rate basis swap transactions that further reduce the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at June 30, 2013 totaled $11.967 billion notional amount. The basis swaps relate to debt outstanding through 2014.

The interest rate swaps have resulted in net gains (losses) reported in interest expense and related charges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Realized net loss	$(155)	$(168)	$(306)	$(337)
Unrealized net gain (loss) including reversals of previously recorded amounts related to settled positions	338	(107)	486	4
Total	$183	$(275)	$180	$(333)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.579 billion and $2.065 billion at June 30, 2013 and December 31, 2012, respectively. The decline in the net liability reflected unrealized gains due to higher interest rates and swap settlements. This mark-to-market position can change materially in value as market conditions change, which could result in significant volatility in reported net income. For example, at June 30, 2013, a one percent change in interest rates would result in an increase or decrease of approximately $575 million in our cumulative unrealized mark-to-market net liability.

First-Lien Security for Natural Gas Hedging Program and Interest Rate Swaps — Approximately 90% of the positions in the natural gas hedging program and all of the TCEH interest rate swaps are secured by a first-lien interest in the assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes. Certain entities are counterparties to both our natural gas hedging program positions and our interest rate swaps and have entered into master agreements that provide for netting and setoff of amounts related to these positions. At June 30, 2013, our net liability positions related to these counterparties together with liability positions related to entities that are counterparties to only our interest rate swaps totaled approximately $1.1 billion. This amount is subject to change based on changes in interest rates and natural gas prices.

Seasonal Suspension of Certain Generation Operations — In July 2013, we filed notice with ERCOT that we intend to suspend operations at two of the three generation units at our Monticello generation facility for approximately seven months beginning October 1, 2013, due to low wholesale power prices and other market conditions. The suspension requires approval by ERCOT, and both units are expected to return to service during the peak demand months in the summer of 2014. Our mines that support the Monticello generation facility will continue year-round operations. At current wholesale market prices of electricity, we do not expect the suspension of operations to significantly impact our results of operations, liquidity or financial condition. The previously disclosed seasonal suspension of two generation units at Monticello that began December 1, 2012 ended June 1, 2013 as planned.

Natural Gas-Fueled Generation Development — In May 2013, Luminant filed an air permit application with the TCEQ to build two natural gas combustion turbines totaling 420 MW to 460 MW at its existing Tradinghouse generation facility. This application is in addition to the previously disclosed permit application filed by Luminant in December 2012 for two natural gas combustion turbines totaling 420 MW to 460 MW at its existing DeCordova generation facility. While we believe current market conditions do not provide adequate economic returns for the development or construction of these facilities, we believe additional generation resources will be needed to support future electricity demand growth and reliability in the ERCOT market.

Liability Management Program — At June 30, 2013, we had $30.4 billion principal amount of long-term debt outstanding, including $30 million pushed down from EFH Corp. We and EFH Corp. have implemented a liability management program designed to reduce debt, capture debt discount and extend debt maturities through debt exchanges, repurchases and extensions.

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

____________

(a)
Debt issued amount represents $1.750 billion principal amount less $12 million in debt discount and $134 million in proceeds used for transaction costs related to the issuance of these notes and the amendment and extension of the TCEH Senior Secured Facilities. The net proceeds amount of $1.604 billion was used to repay borrowings under the TCEH Senior Secured Facilities, and the remaining transaction costs were funded with cash on hand.

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

As the result of EFH Corp. and EFIH liability management transactions in December 2012 and the first quarter 2013, substantially all EFH Corp. debt guaranteed by EFCH was cancelled or amended to remove EFCH's guarantee, such that EFCH now guarantees $60 million principal amount of EFH Corp. debt. See Note 5 to Financial Statements for discussion of these and other debt-related transactions and Note 1 to Financial Statements regarding "Liquidity Considerations" and "Discussions with Creditors."

EFH Corp., EFCH and TCEH continue to consider and evaluate possible transactions and initiatives to address their highly leveraged balance sheets and significant cash interest requirements and will likely from time to time enter into discussions with their lenders and bondholders with respect to such transactions and initiatives. These transactions and initiatives may include, among others, debt for debt exchanges, recapitalizations, amendments to and extensions of debt obligations and debt for equity exchanges or conversions, including exchanges or conversions of debt of EFIH, EFCH and TCEH into equity of EFH Corp., EFCH, TCEH and/or any of their subsidiaries.

In evaluating whether to undertake any liability management transaction, we will take into account, among other things, liquidity requirements, prospects for future access to capital, contractual restrictions, tax consequences, the market price and maturity dates of our outstanding debt and potential transaction costs. Any liability management transaction, including any refinancing or extension, may occur on a stand-alone basis or in connection with, or immediately following, other liability management transactions.

Environmental Matters — See Note 6 to Financial Statements for a discussion of the CSAPR and other EPA actions as well as related litigation.

Greenhouse Gas Emissions — In June 2013, President Obama instructed the EPA to issue by September 2013 a new proposal for greenhouse gas emission standards for new electricity generation units. The EPA had previously issued but not finalized a proposal for such standards. The EPA has sent a new proposal to the White House Office of Management and Budget for review, but the details have not been released. It is uncertain how (if at all) any such proposal would affect our results of operations, liquidity or financial condition.

The President also directed the EPA to propose standards, regulations, or guidelines that address greenhouse gas emissions from modified, reconstructed, and existing power plants by June 2014 and finalize them by June 2015. The proposal is to include guidelines that require states to submit to the EPA their implementing plans and regulations by June 2016. We cannot predict the outcome of this rulemaking. It is uncertain how (if at all) any such proposal would affect our results of operations, liquidity or financial condition.

Mercury and Air Toxics Standard (MATS) — In December 2011 the EPA finalized the MATS rule, which regulates the emissions of mercury, nonmercury metals, hazardous organic compounds and acid gases. Any additional control equipment retrofits on our lignite/coal-fueled generation units required to comply with the MATS rule as finalized would need to be installed within three to four years from the April 2012 effective date of the rule. In April 2012, we filed a petition for review of the MATS rule in the D.C. Circuit Court. Certain states and industry participants have also filed petitions for review in the D.C. Circuit Court. We cannot predict the timing or outcome of the D.C. Circuit Court's review of these petitions. In November 2012, the EPA proposed revised standards for new coal-fired generation units and other minor changes to the MATS rule, including changes to the work practice standards affecting all units. In March 2013, the EPA finalized the revised standards for new coal-fired units and certain other minor changes but did not address the work practice standards. In June 2013, the EPA solicited comments on certain proposed changes to these work practice standards. We cannot predict the outcome of this rulemaking.

Regional Haze — SO2 and NOX reductions required under the proposed regional haze/visibility rule (or so-called BART rule) only apply to units built between 1962 and 1977. The reductions are required either on a unit-by-unit basis or by state participation in an EPA-approved regional trading program such as the CAIR. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze to the EPA, which we believe would not have a material impact on our generation facilities. In December 2011, the EPA proposed a limited disapproval of the SIP due to its reliance on the CAIR and a Federal Implementation Plan for Texas providing that the inclusion in the CSAPR programs meets the regional haze requirements for SO2 and NOX reductions. In June 2012, the EPA finalized the limited disapproval of the Texas regional haze SIP, but did not finalize a Federal Implementation Plan for Texas. We cannot predict whether or when the EPA will finalize a Federal Implementation Plan for Texas regarding regional haze or its impact on our results of operations, liquidity or financial condition. In August 2012, we filed a petition for review in the Fifth Circuit Court challenging the EPA's limited disapproval of the Texas regional haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, we filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of Federal Implementation Plans regarding regional haze. The Fifth Circuit Court case has since been transferred to the D.C. Circuit Court and consolidated with other pending regional haze appeals. The consolidated cases now in the D.C. Circuit Court are held in abeyance pending completion of the CSAPR rehearing proceeding described in Note 6 to Financial Statements. We cannot predict when or how the D.C. Circuit Court will rule on these petitions. In May 2013, the TCEQ finalized a required five-year revision to its Regional Haze (SIP), and a court-ordered deadline for the EPA to propose a decision on the Texas Regional Haze SIP was extended to May 2014.

Financial Services Reform Legislation — In July 2010, the US Congress enacted financial reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act). The primary purposes of the Financial Reform Act are, among other things: to address systemic risk in the financial system; to establish a Bureau of Consumer Financial Protection with broad powers to enforce consumer protection laws and promulgate rules against unfair, deceptive or abusive practices; to enhance regulation of the derivatives markets, including the requirement for central clearing of over-the-counter derivative instruments and additional capital and margin requirements for certain derivative market participants and to implement a number of new corporate governance requirements for companies with listed or, in some cases, publicly traded securities. While the legislation is broad and detailed, a few key rulemaking decisions remain to be made by federal governmental agencies to fully implement the Financial Reform Act.

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

In May 2012, the CFTC published its final rule defining the terms Swap Dealer and Major Swap Participant. Additionally, in July 2012, the CFTC approved the final rules defining the term Swap and the end-user clearing exemption. The definition of the term Swap and the Swap Dealer/Major Swap Participant rule became effective in October 2012. Accordingly, we are required to continually assess our activity to determine if we will be required to register as a Swap Dealer or Major Swap Participant. Based on our assessments to date, we are not a Swap Dealer or Major Swap Participant.

The reporting requirements for entities that are not Swap Dealers or Major Swap Participants became effective in April 2013. However, in April 2013, the CFTC issued a no action letter that precluded any enforcement action on the reporting of Swaps for entities that are not Swap Dealers or Major Swap Participants until August 2013. We are prepared to meet the reporting requirement.

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

The Financial Reform Act also requires the posting of cash collateral for uncleared swaps. However, the final rule for margin requirements for Swap Dealers and Major Swap Participants has not been issued, thus we have not been able to assess the impact of the final rule on our operations. If we were required to post cash collateral on our swap transactions with Swap Dealers and Major Swap Participants, our liquidity would likely be materially impacted, and our ability to enter into OTC derivatives to hedge our commodity and interest rate risks would be significantly limited.

Sunset Review/2013 Texas Legislative Session — Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. On a specified time schedule, the Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. The PUCT and the RCT were subject to review by the Sunset Commission in 2013.

During the 2013 legislative session that ended in May 2013, the Texas Legislature passed the PUCT Sunset bill and extended the life of the PUCT for 10 years through 2023. The bill did not fundamentally change the management or operation of the PUCT related to electricity issues. The bill included various electric service regulation changes, including clarification on PUCT oversight of ERCOT, protections regarding customer privacy related to advanced meter data and new PUCT authority to issue cease and desist orders. The Legislature did not pass the RCT Sunset bill, but it did extend the life of the RCT until 2017 at which time the RCT will undergo another full Sunset review.

No legislation passed during the 2013 Texas legislative session, including the Sunset Review actions described above, is expected to have a material impact on our results of operations, liquidity or financial condition.

Summary — We cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions. Such actions or changes could significantly affect our results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

Sales Volume and Customer Count Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	5,475	6,131	(10.7)%	10,080	10,791	(6.6)%
Small business (a)	1,332	1,599	(16.7)%	2,522	2,937	(14.1)%
Large business and other customers	2,481	2,596	(4.4)%	4,799	5,046	(4.9)%
Total retail electricity	9,288	10,326	(10.1)%	17,401	18,774	(7.3)%
Wholesale electricity sales volumes (b)	8,467	5,935	42.7%	17,536	14,748	18.9%
Total sales volumes	17,755	16,261	9.2%	34,937	33,522	4.2%

Average volume (kilowatt-hours) per residential customer (c)	3,556	3,854	(7.7)%	6,534	6,736	(3.0)%

Weather (North Texas average) – percent of normal (d):
Cooling degree days	97.9%	122.7%	(20.2)%	98.2%	128.1%	(23.3)%

Customer counts:
Retail electricity customers (end of period, in thousands) (e):
Residential				1,532	1,578	(2.9)%
Small business (a)				176	178	(1.1)%
Large business and other customers				17	16	6.3%
Total retail electricity customers				1,725	1,772	(2.7)%
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Operating revenues:
Retail electricity revenues:
Residential	$714	$762	(6.3)%	$1,311	$1,340	(2.2)%
Small business (a)	168	194	(13.4)%	326	369	(11.7)%
Large business and other customers	176	180	(2.2)%	337	354	(4.8)%
Total retail electricity revenues	1,058	1,136	(6.9)%	1,974	2,063	(4.3)%
Wholesale electricity revenues (b) (c)	297	194	53.1%	571	424	34.7%
Amortization of intangibles (d)	6	5	20.0%	11	9	22.2%
Other operating revenues	58	50	16.0%	123	111	10.8%
Total operating revenues	$1,419	$1,385	2.5%	$2,679	$2,607	2.8%

Net gain (loss) from commodity hedging and trading activities:
Realized net gains on settled positions	$214	$477	(55.1)%	$510	$998	(48.9)%
Unrealized net losses	(46)	(613)	(92.5)%	(539)	(766)	(29.6)%
Total	$168	$(136)	—%	$(29)	$232	—%
____________

(a)	Customers with demand of less than 1 MW annually.

(b)
Upon settlement of physical derivative commodity contracts that we mark-to-market in net income, such as certain electricity sales and purchase agreements and coal purchase contracts, wholesale electricity revenues and fuel and purchased power costs are reported at approximated market prices, as required by accounting rules, rather than contract price. As a result, these line item amounts include a noncash component that we deem "unrealized." (The offsetting differences between contract and market prices are reported in net gain (loss) from commodity hedging and trading activities.) These amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reported in revenues	$—	$(3)	$(1)	$4
Reported in fuel and purchased power costs	4	3	11	(3)
Net gain	$4	$—	$10	$1

(c)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$39	$46	(15.2)%	$84	$93	(9.7)%
Fuel for lignite/coal facilities	208	179	16.2%	401	354	13.3%
Total nuclear and lignite/coal facilities	247	225	9.8%	485	447	8.5%
Fuel for natural gas facilities and purchased power costs (a)	71	80	(11.3)%	125	150	(16.7)%
Amortization of intangibles (b)	10	13	(23.1)%	19	26	(26.9)%
Other costs	49	44	11.4%	98	88	11.4%
Fuel and purchased power costs	377	362	4.1%	727	711	2.3%
Delivery fees	310	312	(0.6)%	596	591	0.8%
Total	$687	$674	1.9%	$1,323	$1,302	1.6%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$8.43	$8.88	(5.1)%	$8.45	$8.83	(4.3)%
Lignite/coal facilities (c)	$20.12	$22.91	(12.2)%	$20.44	$21.59	(5.3)%
Natural gas facilities and purchased power (d)	$47.50	$47.63	(0.3)%	$46.84	$45.43	3.1%

Delivery fees per MWh	$33.22	$30.12	10.3%	$34.09	$31.39	8.6%

Production and purchased power volumes (GWh):
Nuclear facilities	4,666	5,159	(9.6)%	9,897	10,497	(5.7)%
Lignite/coal facilities (e)	12,244	10,057	21.7%	23,530	20,750	13.4%
Total nuclear and lignite/coal-facilities	16,910	15,216	11.1%	33,427	31,247	7.0%
Natural gas-facilities	187	381	(50.9)%	242	523	(53.7)%
Purchased power (f)	658	664	(0.9)%	1,268	1,752	(27.6)%
Total energy supply volumes	17,755	16,261	9.2%	34,937	33,522	4.2%

Capacity factors:
Nuclear facilities	92.9%	102.7%	(9.5)%	99.1%	104.5%	(5.2)%
Lignite/coal facilities (e)	69.9%	57.4%	21.8%	67.6%	59.3%	14.0%
Total	75.0%	67.5%	11.1%	74.6%	69.4%	7.5%
____________

(a)	See note (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

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

(e)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal-fueled units totaling 2,580 GWh and 2,050 GWh for the three months ended June 30, 2013 and 2012, respectively, and 6,930 GWh and 4,970 GWh for the six months ended June 30, 2013 and 2012, respectively.

(f)	Includes amounts related to line loss and power imbalances.

Financial Results – Three Months Ended June 30, 2013 Compared to Three Months Ended June  30, 2012

Operating revenues increased $34 million, or 2%, to $1.419 billion in 2013.

Retail electricity revenues decreased $78 million, or 7%, to $1.058 billion reflecting a $114 million decline in sales volumes partially offset by $36 million in higher average prices. Sales volumes fell 10% driven by declines in residential and business markets. Residential volumes declined 11% reflecting lower average consumption driven by milder weather and a 3% decrease in customer counts reflecting competitive activity. Business market volumes declined 9% reflecting competitive intensity and changes in customer mix. Overall average retail pricing increased 4% driven by residential markets and due in part to higher delivery fees incurred and passed on to customers.

Wholesale electricity revenues increased $103 million, or 53%, to $297 million in 2013 reflecting an $83 million increase due to higher sales volumes and a $20 million increase due to higher average prices. A 43% increase in sales volumes reflected higher volumes generated due to fewer outage days and lower volumes sold in our retail operations. Higher average prices reflected an increase in natural gas prices.

Fuel, purchased power costs and delivery fees increased $13 million, or 2%, to $687 million in 2013. Lignite/coal fuel costs increased $29 million reflecting higher generation volumes and increased western coal in fuel blend. Natural gas fuel costs decreased $12 million and nuclear fuel costs decreased $7 million largely reflecting decreases in generation volumes.

A 22% increase in lignite/coal-fueled generation volumes reflected fewer planned and unplanned outage days in 2013, while nuclear-fueled generation volumes decreased 10% reflecting a planned refueling outage in 2013.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $168 million in net gains and $136 million in net losses for the three months ended June 30, 2013 and 2012, respectively, and is largely reflective of the natural gas hedging program discussed above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program and Other Hedging Activities":

	Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$252	$(81)	$171
Trading positions	(38)	35	(3)
Total	$214	$(46)	$168

	Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$482	$(640)	$(158)
Trading positions	(5)	27	22
Total	$477	$(613)	$(136)

The decreases in net realized gains and unrealized losses reflected lower volumes and prices of maturing positions in the natural gas hedging program. Lower net unrealized losses also reflected the effect of declining forward natural gas prices in the second quarter 2013 on the value of positions not yet settled.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as purchased power costs, as required by accounting rules, totaled $4 million in net gains in 2013 (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs increased $38 million, or 17%, to $266 million in 2013. The increase reflected $39 million in higher nuclear generation maintenance costs reflecting activities performed during the planned refueling outage in 2013 and the absence of a spring refueling outage in 2012.

SG&A expenses increased $13 million, or 8%, to $169 million in 2013. The increase reflected $21 million in higher legal and consulting services costs primarily associated with our liability management program, partially offset by $8 million in lower employee-related costs.

Interest income decreased $8 million to $1 million in 2013. The decrease was driven by EFH Corp.'s settlement of the TCEH Demand Notes. See Note 12 to Financial Statements.

Interest expense and related charges decreased $447 million to $408 million in 2013. The decrease was driven by unrealized mark-to-market net gains on interest rate swaps in 2013 compared to unrealized net losses in 2012.

Income tax benefit totaled $76 million and $342 million on pretax losses in 2013 and 2012, respectively. The effective tax rate was 25.9% and 34.1% in 2013 and 2012, respectively. The decrease in the effective tax rate was driven by $20 million in income tax expense recorded as a result of the approval received from the Joint Committee on Taxation related to the 1997 through 2002 IRS audit (see Note 12 to Financial Statements regarding uncertain tax positions).

After-tax loss decreased $444 million to $217 million in 2013 driven by unrealized gains on interest rate swaps in 2013 and lower unrealized losses from commodity hedging activities.

Financial Results – Six Months Ended June 30, 2013 Compared to Six Months Ended June  30, 2012

Operating revenues increased $72 million, or 3%, to $2.679 billion in 2013.

Retail electricity revenues decreased $89 million, or 4%, to $1.974 billion reflecting a $151 million decline in sales volumes partially offset by $62 million in higher average prices. Sales volumes fell 7% driven by declines in business and residential markets. Business market volumes were 8% lower reflecting competitive intensity and changes in customer mix. Residential volumes declined 7% driven by a 3% decline in customer counts and milder weather in the second quarter. Overall average retail pricing increased 3% driven by residential markets and due in part to higher delivery fees incurred and passed on to customers.

Wholesale electricity revenues increased $147 million, or 35%, to $571 million in 2013 reflecting an $80 million increase in sales volumes and a $67 million increase due to higher average prices. Sales volumes increased 19% reflecting higher available generation due to fewer outage days and lower volumes sold in our retail operations. Higher average prices reflected an increase in natural gas prices.

Fuel, purchased power costs and delivery fees increased $21 million, or 2%, to $1.323 billion in 2013. Lignite/coal fuel costs increased $47 million reflecting higher generation volumes and increased western coal in fuel blend. Natural gas fuel costs decreased $15 million and nuclear fuel costs decreased $9 million reflecting decreases in generation volumes.

A 13% increase in lignite/coal-fueled generation volumes was driven by fewer unplanned outage days, while nuclear-fueled generation volumes decreased 6% reflecting a planned refueling outage in 2013.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $29 million in net losses and $232 million in net gains for the six months ended June 30, 2013 and 2012, respectively,and is largely reflective of the natural gas hedging program discussed above under "Significant Activities and Events and Items Influencing Future Performance - Natural Gas Hedging Program and Other Hedging Activities."

	Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$547	$(562)	$(15)
Trading positions	(37)	23	(14)
Total	$510	$(539)	$(29)

	Six Months Ended June 30, 2012
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$993	$(818)	$175
Trading positions	5	52	57
Total	$998	$(766)	$232

The decreases in net realized gains and unrealized losses reflected lower volumes and prices of maturing positions in the natural gas hedging program. Net unrealized losses in 2012 were mitigated by the effect of unrealized gains on unsettled positions due to decreases in forward natural gas prices.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $10 million and $1 million in net gains in 2013 and 2012, respectively (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs increased $61 million, or 14%, to $496 million in 2013. The increase reflected $50 million in higher nuclear generation maintenance costs reflecting activities performed during the planned refueling outage in 2013 and the absence of a spring refueling outage in 2012. The balance of the increase was driven by higher maintenance costs associated with coal/lignite-fueled generation unit outages, reflecting timing and scope of the activities.

Depreciation and amortization increased $18 million, or 3%, to $681 million in 2013. The increase primarily reflected early retirements of generation assets during outages at lignite/coal-fueled generation facilities.

SG&A expenses increased $16 million, or 5%, to $327 million in 2013. The increase reflected $34 million in higher legal and consulting services costs primarily associated with our liability management program, partially offset by $12 million in lower employee-related costs and $5 million in lower retail marketing expenses.

Interest income decreased $20 million to $5 million in 2013, driven by EFH Corp.'s settlement of the TCEH Demand Notes. See Note 12 to Financial Statements.

Interest expense and related charges decreased $499 million, or 33%, to $999 million in 2013. The decrease was driven by higher unrealized mark-to-market net gains on interest rate swaps.

Income tax benefit totaled $458 million and $464 million on pretax losses in 2013 and 2012, respectively. The effective tax rate was 38.1% and 33.7% in 2013 and 2012, respectively. The increase in the effective tax rate was driven by $42 million in net income tax benefit recorded in 2013 as a result of resolution in 2013 of disputed adjustments related to the 1997 through 2002 and the 2003 through 2006 IRS audits (see Note 12 to Financial Statements regarding uncertain tax positions).

After-tax loss decreased $171 million to $743 million in 2013 driven by higher unrealized mark-to-market net gains on interest rate swaps and the income tax benefit related to audit resolutions partially offset by lower net results from commodity hedging activities.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2013 and 2012. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $530 million and $765 million in unrealized net losses in 2013 and 2012, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes proprietary trading positions.

	Six Months Ended June 30,
	2013	2012
Commodity contract net asset at beginning of period	$1,664	$3,190
Settlements of positions (a)	(487)	(990)
Changes in fair value of positions in the portfolio (b)	(43)	225
Other activity (c)	24	(31)
Commodity contract net asset at end of period	$1,158	$2,394
____________

(a)
Represents reversals of previously recognized unrealized gains and losses upon settlement (offsets realized gains and losses recognized in the settlement period). Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(b)
Represents unrealized net gains (losses) recognized, reflecting the effect of changes in forward natural gas prices on the value of positions in the natural gas hedging program (see discussion above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program and Other Hedging Activities"), as well as changes in value of other hedging positions. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(c)
These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold.

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at June 30, 2013, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at June 30, 2013
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$4	$(1)	$3
Prices provided by other external sources	775	292	1,067
Prices based on models	78	10	88
Total	$857	$301	$1,158
Percentage of total fair value	74%	26%	100%

The "prices actively quoted" category reflects only exchange-traded contracts for which active quotes are readily available. The "prices provided by other external sources" category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT's North Hub that are deemed active markets extend through 2015 and over-the-counter quotes for natural gas generally extend through 2016, depending upon delivery point. The "prices based on models" category contains the value of all non-exchange-traded options valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 8 to Financial Statements for fair value disclosures and discussion of fair value measurements.

FINANCIAL CONDITION

Cash Flows — Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 — Cash used in operating activities totaled $416 million in 2013 compared to cash provided by operating activities of $225 million in 2012. The change of $641 million reflected a decrease of $488 million in net realized gains from commodity hedging and trading activities, and a net use of cash related to margin deposits totaling $199 million primarily due to margin deposits returned in 2013 as positions in the natural gas hedging program matured. The change in cash flows also reflected a decrease of approximately $125 million in working capital used reflecting timing of accounts payable and accrued expense payments, partially offset by an increase of $67 million in interest payments.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $81 million and $98 million for the six months ended June 30, 2013 and 2012, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets arising from purchase accounting that is reported in various other income statement line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $36 million in 2013 compared to $472 million in 2012. Activity in 2012 reflected repayments of borrowings under the TCEH Revolving Credit Facility.

See Note 5 to Financial Statements for further detail of short-term borrowings and long-term debt.

Cash provided by investing activities totaled $348 million in 2013 compared to $485 million in 2012. Amounts provided in 2013 and 2012 reflect EFH Corp. repayments of TCEH Demand Notes, which totaled $698 million and $950 million, respectively, (see Note 11 to Financial Statements). Capital expenditures (excluding nuclear fuel purchases) decreased $125 million to $260 million in 2013 reflecting decreased environmental-related spending, partially offset by increased spending on lignite mine development and generation plant projects. Nuclear fuel purchases decreased $69 million to $27 million due to timing of refueling cycles. Cash used in 2013 also included $40 million to acquire the owner participant interest in a trust established to lease six natural gas-fired combustion turbines to TCEH. See Note 5 to Financial Statements and discussion below under "Debt Financing Activity" regarding the debt obligation of the trust.

Debt Activity — Activities related to short-term borrowings and long-term debt during the six months ended June 30, 2013 are as follows (all amounts presented are principal, and settlements include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Settlements
TCEH (a)	$385	$(79)
EFCH	—	(2)
EFH Corp. (pushed down to EFCH) (b)	—	420
Total long-term	385	339
Total short-term – TCEH (c)	37	—
Total	$422	$339
____________

(a)
Borrowings represent noncash principal increases of TCEH Term Loan Facilities for fees in consideration of the extension of $645 million of commitments under the TCEH Revolving Credit Facility and debt assumed of $45 million in connection with the purchase of the interest in a trust holding certain combustion turbines as discussed above. Settlements represent $73 million of payments of principal at scheduled maturity or mandatory tender dates and $6 million of payments of capital lease liabilities.

(b)	Settlements represent the effects of debt cancellations and other transactions discussed in Note 5 to Financial Statements.

(c)	Short-term amount represents net borrowings under the accounts receivable securitization program (see Note 4 to Financial Statements).

See Note 5 to Financial Statements for further detail of long-term debt and other financing arrangements.

Available Liquidity — The following table summarizes changes in available liquidity for the six months ended June 30, 2013.

	Available Liquidity
	June 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$1,071	$1,175	$(104)
TCEH Letter of Credit Facility	133	183	(50)
Total liquidity	$1,204	$1,358	$(154)

The decrease in available liquidity of $154 million in the six months ended June 30, 2013 was driven by $416 million in cash used in operating activities and $287 million in cash used for capital expenditures, including nuclear fuel purchases, partially offset by EFH Corp.'s settlement of its borrowings from TCEH under the TCEH Demand Notes, which totaled $698 million at December 31, 2012. The decrease also reflects $40 million used to acquire the interest in a combustion turbine lease trust and $36 million of cash used in financing activities.

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

Liquidity Effects of Commodity Hedging and Trading Activities — Commodity hedging and trading transactions typically require a counterparty to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument held by such counterparty has declined in value. TCEH uses cash, letters of credit, asset-backed liens and other forms of credit support to satisfy such collateral posting obligations. At June 30 2013, approximately 90% of the natural gas hedging program transactions were secured by a first-lien interest in the assets of TCEH that is pari passu with the TCEH Senior Secured Facilities, the effect of which is a significant reduction in the liquidity exposure associated with collateral posting requirements for those hedging transactions. See Note 5 to Financial Statements for more information about the TCEH Senior Secured Facilities.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing short-term borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At June 30, 2013, essentially all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties, which would reduce liquidity in the event the cash was not restricted.

At June 30, 2013, approximately 24 million MMBtu of positions related to the natural gas hedging program were not directly secured on an asset-lien basis and thus are subject to cash collateral or letter of credit posting requirements if natural gas prices increase.

At June 30, 2013, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$15 million in cash has been posted with counterparties for exchange cleared transactions (including initial margin), as compared to $69 million posted at December 31, 2012;

•
$404 million in cash has been received from counterparties, net of $2 million in cash posted, for over-the-counter and other non-exchange cleared transactions, as compared to $598 million received, net of $2 million in cash posted, at December 31, 2012;

•	$404 million in letters of credit have been posted with counterparties, as compared to $376 million posted at December 31, 2012, and

•	$3 million in letters of credit have been received from counterparties, as compared to $22 million received at December 31, 2012.

Income Tax Matters — EFH Corp. files a US federal income tax return that includes the results of EFCH and TCEH. EFH Corp. is a corporate member of the EFH Corp. consolidated group, while each of EFCH and TCEH is classified as a disregarded entity for US federal income tax purposes. Prior to the restructuring transaction in April 2013 discussed below, EFCH was a corporate member of the group. Pursuant to applicable US Treasury regulations and published guidance of the IRS, corporations that are members of a consolidated group have joint and several liability for the taxes of such group.

EFH Corp. and its subsidiaries (including EFCH and TCEH) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

In April 2013, EFH Corp. received a private letter ruling from the IRS in which the IRS ruled that upon the consummation of certain internal corporate transactions (the Transactions) involving EFH Corp. and EFCH, an excess loss account (ELA) and a deferred intercompany gain (DIG), described immediately below, would be eliminated without causing the recognition of tax gain or loss. On April 15, 2013, EFH Corp. and EFCH completed the Transactions, resulting in the elimination of the ELA and the DIG.

An ELA and a DIG were reflected in the tax basis of the EFCH stock held by EFH Corp. The ELA, totaling approximately $19 billion, was created in connection with financing transactions related to the Merger. The DIG, totaling approximately $4 billion, was created as a result of an internal corporate reorganization prior to the Merger. The financing transactions and internal corporate reorganization that created the ELA and DIG involved TCEH and its assets. The difference between EFH Corp.'s tax basis in the stock of EFCH and the amount of the stock investment for financial reporting purposes represented an outside basis difference. Because EFH Corp. had tax strategies available to it that it believed would avoid triggering income tax payments upon a transaction involving its investment in EFCH, EFH Corp. did not record deferred income tax liabilities with respect to this outside basis difference.

In consummating the Transactions, (i) EFH Corp. contributed all of the stock of EFCH to a newly formed wholly owned subsidiary, EFH2 Corp. (EFH2) (a Texas corporation), (ii) EFCH was converted from a Texas corporation into a Delaware limited liability company and was renamed Energy Future Competitive Holdings Company LLC and (iii) EFH Corp. merged with and into EFH2, with EFH2 continuing as the surviving corporation. In connection with the Transactions, EFH2 was renamed Energy Future Holdings Corp.

Immediately after the consummation of the Transactions, each of EFH2 and EFCH had the same management, assets, businesses and operations as EFH Corp. and EFCH had, respectively, immediately prior to the consummation of the Transactions. The Transactions had no, and will have no, effect on EFH2's or EFCH's (or their respective subsidiaries') results of operations, liquidity or financial statements. EFH2 and EFH Corp. are both referred to as EFH Corp. throughout this quarterly report on Form 10-Q.

Income Tax Payments — In the next twelve months, income tax payments to EFH Corp. under the tax sharing agreement for federal income taxes and the Texas margin tax are expected to total approximately $80 million and $50 million, respectively. Texas margin tax payments totaled $29 million and $37 million for the six months ended June 30, 2013 and 2012, respectively.

See Note 12 to Financial Statements for discussion of uncertain tax positions.

Interest Rate Swap Transactions — See Note 5 to Financial Statements for discussion of TCEH's interest rate swaps.

Accounts Receivable Securitization Program — See Note 4 to Financial Statements for discussion of the Accounts Receivable Securitization Program.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the TCEH Senior Secured Facilities and the accounts receivable securitization program (see Note 4 to Financial Statements) contain an identical maintenance covenant with respect to leverage ratio. At June 30, 2013, we were in compliance with such covenants.

Covenants and Restrictions under Financing Arrangements — The TCEH Senior Secured Facilities and the indentures governing substantially all of the debt we have issued in connection with, and subsequent to, the Merger contain covenants that could have a material impact on our liquidity and operations. In particular, the TCEH Senior Secured Facilities include a requirement to timely deliver to the lenders copies of audited annual financial statements that are not qualified as to the status of TCEH and its subsidiaries as a going concern. We need to refinance the $3.8 billion of maturities due in October 2014 under the TCEH Senior Secured Facilities in order to satisfy this covenant (or obtain a waiver of the covenant) with respect to our audited annual financial statements for the year ended December 31, 2013.

Adjusted EBITDA (as used in the maintenance covenant contained in the TCEH Senior Secured Facilities) for the twelve months ended June 30, 2013 totaled $3.027 billion for TCEH. See Exhibits 99(b) and 99(c) for a reconciliation of net loss to Adjusted EBITDA for TCEH and EFH Corp., respectively, for the six and twelve months ended June 30, 2013 and 2012.

The table below summarizes TCEH's secured debt to Adjusted EBITDA ratio under the maintenance covenant in the TCEH Senior Secured Facilities and the TCEH accounts receivable securitization program and other financial ratios of EFH Corp. and TCEH that are applicable under certain thresholds in the TCEH Senior Secured Facilities and the indentures governing the TCEH Senior Notes, the TCEH Senior Secured Notes, the TCEH Senior Secured Second Lien Notes and the EFH Corp. 10.875% Notes and EFH Corp. Toggle Notes. The debt incurrence and restricted payments/limitations on investments covenants thresholds presented below represent levels that must be met in order for EFH Corp. or TCEH to incur certain debt or make certain restricted payments and/or investments. See "Debt Capacity" above for discussion regarding additional debt EFH Corp. and TCEH are permitted to issue under applicable debt agreements. TCEH is in compliance with its maintenance covenants. In January 2013, in accordance with amendments to the terms of the EFH Corp. 9.75% Notes and EFH Corp. 10% Notes and their governing indentures, restrictive covenants under those notes were removed (see Note 5 to Financial Statements).

	June 30, 2013	December 31, 2012	Threshold Level at June 30, 2013
Maintenance Covenant:
TCEH Senior Secured Facilities and TCEH's accounts receivable securitization program:
Secured debt to Adjusted EBITDA ratio	7.06 to 1.00	5.88 to 1.00	Must not exceed 8.00 to 1.00 (a)
Debt Incurrence Thresholds:
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.0 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
TCEH fixed charge coverage ratio	1.0 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
Restricted Payments/Limitations on Investments Thresholds:
EFH Corp. 10.875% Notes and Toggle Notes:
General restrictions (Sponsor Group payments):
EFH Corp. leverage ratio	11.9 to 1.0	10.1 to 1.0	Equal to or less than 7.0 to 1.0
TCEH Senior Notes, Senior Secured Notes and Senior Secured Second Lien Notes:
TCEH fixed charge coverage ratio	1.0 to 1.0	1.2 to 1.0	At least 2.0 to 1.0
TCEH Senior Secured Facilities:
Payments to Sponsor Group:
TCEH total debt to Adjusted EBITDA ratio	10.1 to 1.0	8.5 to 1.0	Equal to or less than 6.5 to 1.0
___________

(a)
Calculation excludes secured debt that ranks junior to the TCEH Senior Secured Facilities and up to $1.5 billion ($906 million excluded at June 30, 2013) principal amount of TCEH senior secured first lien notes whose proceeds are used to prepay term loans or deposit letter of credit loans under the TCEH Senior Secured Facilities.

Material Credit Rating Covenants and Credit Worthiness Effects on Liquidity — As a result of TCEH's non-investment grade credit rating and considering collateral thresholds of certain retail and wholesale commodity contracts, at June 30, 2013, counterparties to those contracts could have required TCEH to post up to an aggregate of $13 million in additional collateral. This amount largely represents the below market terms of these contracts at June 30, 2013; thus, this amount will vary depending on the value of these contracts on any given day.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these tariffs, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At June 30, 2013, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $24 million, with $11 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate credit worthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at June 30, 2013, TCEH posted letters of credit in the amount of $65 million, which are subject to adjustments.

The RCT has rules in place to assure that parties can meet their mining reclamation obligations, including through self-bonding when appropriate. If Luminant Generation Company LLC (a subsidiary of TCEH) does not continue to meet the self-bonding requirements as applied by the RCT, TCEH may be required to post cash, letter of credit or other tangible assets as collateral support in an amount currently estimated to be approximately $850 million to $1.1 billion. The actual amount (if required) could vary depending upon numerous factors, including the amount of Luminant Generation Company LLC's self-bond accepted by the RCT and the level of mining reclamation obligations. The estimated posting amount relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts. As disclosed in Note 12 to Financial Statements, our mining reclamation liability totaled $101 million at June 30, 2013, which represents the present value of estimated costs to complete reclamation of land mined or being mined.

ERCOT has rules in place to assure adequate credit worthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $200 million at June 30, 2013 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

A default by TCEH or any of its restricted subsidiaries in respect of indebtedness, excluding indebtedness relating to the accounts receivable securitization program, in an aggregate amount in excess of $200 million may result in a cross default under the TCEH Senior Secured Facilities. Under these facilities, such a default will allow the lenders to accelerate the maturity of outstanding balances ($22.635 billion at June 30, 2013), under such facilities.

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

Under the terms of a TCEH rail car lease, which has $39 million in remaining lease payments at June 30, 2013 and terminates in 2017, if TCEH failed to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

Under the terms of another TCEH rail car lease, which has $43 million in remaining lease payments at June 30, 2013 and terminates in 2028, if obligations of TCEH in excess of $200 million in the aggregate for payments of obligations to third-party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease.

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

We enter into energy-related and financial contracts, the master forms of which contain provisions whereby an event of default or acceleration of settlement would occur if we were to default under an obligation in respect of borrowings in excess of thresholds stated in the contracts, which vary. The subsidiaries whose default would trigger cross default vary depending on the contract.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2013 that are expected to materially impact our financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Market risk is the risk that in the ordinary course of business we may experience a loss in value as a result of changes in market conditions that affect economic factors such as commodity prices, interest rates and counterparty credit. Our exposure to market risk is affected by a number of factors, including the size, duration and composition of our energy and financial portfolio, as well as the volatility and liquidity of markets. Instruments used to manage this exposure include interest rate swaps to hedge debt costs, as well as exchange-traded, over-the-counter contracts and other contractual arrangements to hedge commodity prices.

Risk Oversight

We manage the commodity price, counterparty credit and commodity-related operational risk related to the competitive energy business within limitations established by senior management and in accordance with overall risk management policies. Interest rate risk is managed centrally by the corporate treasury function. Market risks are monitored by risk management groups that operate independently of the wholesale commercial operations, utilizing defined practices and analytical methodologies. These techniques measure the risk of change in value of the portfolio of contracts and the hypothetical effect on this value from changes in market conditions and include, but are not limited to, position review, Value at Risk (VaR) methodologies and stress test scenarios. Key risk control activities include, but are not limited to, transaction review and approval (including credit review), operational and market risk measurement, transaction authority oversight, validation of transaction capture, market price validation and reporting and portfolio valuation and reporting, including mark-to-market valuation, VaR and other risk measurement metrics.

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

Natural Gas Hedging Program — See "Significant Activities and Events and Items Influencing Future Performance" above and Note 9 to Financial Statements for a description of the program, including potential effects on reported results.

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

	June 30, 2013	December 31, 2012
Month-end average Trading VaR:	$3	$7
Month-end high Trading VaR:	$4	$12
Month-end low Trading VaR:	$1	$1

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	June 30, 2013	December 31, 2012
Month-end average MtM VaR:	$83	$132
Month-end high MtM VaR:	$97	$206
Month-end low MtM VaR:	$68	$96

Earnings at Risk (EaR) — This measurement estimates the potential reduction of pretax earnings for the periods presented, due to changes in market conditions, of all energy-related contracts marked-to-market in net income and contracts not marked-to-market in net income that are expected to be settled within the fiscal year (physical purchases and sales of commodities), based on a 95% confidence level and an assumed holding period of five to 60 days.

	June 30, 2013	December 31, 2012
Month-end average EaR:	$28	$109
Month-end high EaR:	$31	$161
Month-end low EaR:	$23	$77

The decrease in the Trading VaR risk measure above reflected lower market volatility and a decrease in trading positions. The decreases in the MtM VaR and EaR risk measures above reflected a reduction of positions in the natural gas hedging program due to maturities and lower market volatility.

Interest Rate Risk

At June 30, 2013, the potential reduction of annual pretax earnings over the next twelve months due to a one percentage-point (100 basis points) increase in floating interest rates on long-term debt totaled $16 million, taking into account the interest rate swaps discussed in Note 5 to Financial Statements.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $1.239 billion at June 30, 2013. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at June 30, 2013 include $520 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $61 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At June 30, 2013, the exposure to credit risk from these counterparties totaled $719 million taking into account the netting provisions of the master agreements described above but before taking into account $433 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $286 million increased $31 million in the six months ended June 30, 2013.

Of this $286 million net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and our internal credit evaluation process. Those customers and counterparties without a S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure at June 30, 2013 arising from wholesale trade receivables, commodity contracts and hedging and trading activities, all of which matures in two years or less. This credit exposure represents wholesale trade accounts receivable and net asset positions in the balance sheet arising from hedging and trading activities after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 9 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$714	$431	$283
Noninvestment grade	5	2	3
Totals	$719	$433	$286
Investment grade	99.3%		99.0%
Noninvestment grade	0.7%		1.0%

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

Significant (10% or greater) concentration of credit exposure exists with four counterparties, which represented 19%, 17%, 15% and 13% of the $286 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, and the importance of our business relationship with the counterparties.

With respect to credit risk related to the natural gas hedging program, all of the transaction volumes are with counterparties that have an investment grade credit rating. However, there is current and potential credit concentration risk related to the limited number of counterparties that comprise the substantial majority of the program, with such counterparties being in the banking and financial sector. The transactions with these counterparties contain certain credit rating provisions that would require the counterparties to post collateral in the event of a material downgrade in the credit rating of the counterparties. An event of default by one or more hedge counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts are owed to the counterparties related to the commodity contracts or delays in receipts of expected settlements if the hedge counterparties owe amounts to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities under our liability management program, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2012 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the NERC, the TRE, the PUCT, the RCT, the NRC, the EPA, the TCEQ, the US Mine Safety and Health Administration and the CFTC, with respect to, among other things:

◦	allowed prices;

◦	industry, market and rate structure;

◦	purchased power and recovery of investments;

◦	operations of nuclear generation facilities;

◦	operations of fossil-fueled generation facilities;

◦	operations of mines;

◦	self-bonding requirements;

◦	acquisition and disposal of assets and facilities;

◦	development, construction and operation of facilities;

◦	decommissioning costs;

◦	present or prospective wholesale and retail competition;

◦	changes in tax laws and policies;

◦	changes in and compliance with environmental and safety laws and policies, including the CSAPR, MATS and greenhouse gas and other climate change initiatives, and

◦	clearing over-the-counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	our ability to collect trade receivables from counterparties;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;

•	changes in prices of transportation of natural gas, coal, crude oil and refined products;

•	changes in market heat rates in the ERCOT electricity market;

•	our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cybersecurity threats or activities;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	the willingness of our lenders to extend the maturities of our debt instruments and the terms and conditions of any such extensions;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	activity in the credit default swap market related to our debt instruments;

•	restrictions placed on us by the agreements governing our debt instruments;

•	our ability to generate sufficient cash flow to make interest payments on, or refinance, our debt instruments;

•
our ability to successfully execute our liability management program, reach agreement with our creditors on the terms of any change in our capital structure, or otherwise address our significant interest payments and debt maturities, including through the potential exchange of debt securities for debt or equity securities or potential waiver of any covenants contained in our debt agreements;

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

Item 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under Item 1A, "Risk Factors" in our 2012 Form 10-K. The risks described in such report are not the only risks facing our Company.

Item 4.   MINE SAFETY DISCLOSURES

We currently own and operate 12 surface lignite coal mines in Texas to provide fuel for our electricity generation facilities. These mining operations are regulated by the US Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977, as amended (the Mine Act), as well as other federal and state regulatory agencies such as the RCT and Office of Surface Mining. The MSHA inspects US mines, including ours, on a regular basis, and if it believes a violation of the Mine Act or any health or safety standard or other regulation has occurred, it may issue a citation or order, generally accompanied by a proposed fine or assessment. Such citations and orders can be contested and appealed, which often results in a reduction of the severity and amount of fines and assessments and sometimes results in dismissal. Disclosure of MSHA citations, orders and proposed assessments are provided in Exhibit 95(a) to this quarterly report on Form 10-Q.

Item 6. EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2(a)	001-34543 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	2(a)	—	Plan of Conversion of Energy Future Competitive Holdings Company

(3(i))	Articles of Incorporation

3(a)	001-34543 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(a)	—	Certificate of Formation of Energy Future Competitive Holdings Company LLC

(3(ii))	By-laws

3(b)	001-34543 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(b)	—	Limited Liability Company Agreement Of Energy Future Competitive Holdings Company LLC

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John F. Young, principal executive officer of Energy Future Competitive Holdings Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			—
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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2013.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2013 and 2012.

99(c)			—	Energy Future Holdings Corp. Consolidated Adjusted EBITDA reconciliation for the six and twelve months ended June 30, 2013 and 2012.

XBRL Data Files

101.INS			—	XBRL Instance Document**

101.SCH			—	XBRL Taxonomy Extension Schema Document**

101.CAL			—	XBRL Taxonomy Extension Calculation Document**

Exhibits	Previously Filed With File Number*	As Exhibit

101.DEF			—	XBRL Taxonomy Extension Definition Document**

101.LAB			—	XBRL Taxonomy Extension Labels Document**

101.PRE			—	XBRL Taxonomy Extension Presentation Document**
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

Date: August 1, 2013