Form 10-K/A
period 2013-12-31
Energy Future Competitive Holdings Co LLC
filed 2014-05-01
CIK 1445049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34543

Energy Future Competitive Holdings Company LLC

(formerly Energy Future Competitive Holdings Company)

(Exact name of registrant as specified in its charter)

Delaware	75-1837355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201-3411	(214) 812-4600
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Energy Future Competitive Holdings Company LLC (the Company) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the Form 10-K/A) to amend its Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on April 30, 2014 (the Original Filing). The Company is filing this Form 10-K/A solely to provide Exhibits 10(cccc) and 10(dddd), which were not included in the Original Filing.

No other changes have been made to the Original Filing other than the inclusion of Exhibits 10(cccc) and 10(dddd). This Form 10-K/A does not reflect events occurring after the filing date of the Original Filing. The descriptions of the Restructuring Support and Lock-Up Agreement and the Commitment Letter set forth in the Original Filing are subject to, and qualified in their entirety by, the full text of the Restructuring Support and Lock-Up Agreement and Commitment Letter, which are attached hereto as Exhibit 10(cccc) and 10(dddd), respectively, and incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number	Previously Filed* With File Number	As Exhibit

Material Contracts
10(cccc)	1-12833 Form 10-K/A (filed May 1, 2014)	10(cccc)	Restructuring Support and Lock-Up Agreement, dated April 29, 2014, by and among Energy Future Holdings Corp., Energy Future Intermediate Holding Company LLC, and certain of their affiliates and the other parties thereto.

10(dddd)	1-12833 Form 10-K/A (filed May 1, 2014)	10(dddd)	Investment Commitment, dated April 29, 2014, by and among Energy Future Holdings Corp., Energy Future Intermediate Holding Company LLC and the initial commitment parties thereto.

Rule 13a - 14(a)/15d-14(a) Certifications
31(a)			Certification of John F. Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Energy Future Competitive Holdings Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy Future Competitive Holdings Company LLC

By:	/s/ STANLEY J. SZLAUDERBACH
Name:	Stanley J. Szlauderbach
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: May 1, 2014

EXHIBIT INDEX

Exhibit Number	Previously Filed* With File Number	As Exhibit

Material Contracts
10(cccc)	1-12833 Form 10-K/A (filed May 1, 2014)	10(cccc)	Restructuring Support and Lock-Up Agreement, dated April 29, 2014, by and among Energy Future Holdings Corp., Energy Future Intermediate Holding Company LLC, and certain of their affiliates and the other parties thereto.

10(dddd)	1-12833 Form 10-K/A (filed May 1, 2014)	10(dddd)	Investment Commitment, dated April 29, 2014, by and among Energy Future Holdings Corp., Energy Future Intermediate Holding Company LLC and the initial commitment parties thereto.

Rule 13a - 14(a)/15d-14(a) Certifications
31(a)			Certification of John F. Young, principal executive officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			Certification of Paul M. Keglevic, principal financial officer of Energy Future Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.