Form 10-Q
period 2014-03-31
Energy Future Competitive Holdings Co LLC
filed 2014-05-07
CIK 1445049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
At May 7, 2014, the outstanding membership interest in Energy Future Competitive Holdings Company LLC was directly held by Energy Future Holdings Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2013 Form 10-K	EFCH's Annual Report on Form 10-K for the year ended December 31, 2013

Bankruptcy Filing
Voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code (Bankruptcy Code) in the US Bankruptcy Court for the District of Delaware (Bankruptcy Court) filed on April 29, 2014 by the Debtors.

CAIR	Clean Air Interstate Rule

Consenting Creditors
Means collectively, (i) certain lenders or investment advisors or managers of discretionary accounts (Consenting TCEH First Lien Lenders) that hold claims under the TCEH Senior Secured Facilities; (ii) certain holders (Consenting TCEH First Lien Noteholders and together with the Consenting TCEH First Lien Lenders, the Consenting TCEH First Lien Creditors) of TCEH Senior Secured Notes; (iii) certain holders (Consenting EFIH First Lien Noteholders) of the EFIH 6.875% Notes and the EFIH 10% Notes (EFIH First Lien Notes); (iv) certain holders (Consenting EFIH Second Lien Noteholders) of the EFIH 11% Notes and the EFIH 11.75% Notes (EFIH Second Lien Notes); (v) certain holders (Consenting EFIH Unsecured Noteholders) of the EFIH Toggle Notes; and certain holders (the Consenting EFH Corp. Unsecured Noteholders) of the EFH Corp. 5.55% Series P Senior Notes due 2014, the EFH Corp. 6.50% Series Q Senior Notes due 2024, the EFH Corp. 6.55% Series R Senior Notes due 2034, the EFH Corp. 11.250%/12.00% Senior Toggle Notes due 2017, the EFH Corp. 10.875% Senior Notes due 2017, the EFH Corp. 9.75% Fixed Senior Notes due 2019, and the EFH Corp. 10% Fixed Senior Notes due 2020 (EFH Corp. Unsecured Notes).

CFTC	US Commodity Futures Trading Commission

CSAPR
the final Cross-State Air Pollution Rule issued by the EPA in July 2011, vacated by the US Court of Appeals for the District of Columbia Circuit in August 2012 and remanded by the US Supreme Court to the D.C. Circuit Court for further proceedings consistent with the US Supreme Court's opinion (see Note 6 to Financial Statements)

DIP Facility	Refers to TCEH's debtor-in-possession financing. See Note 5 to Financial Statements.

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

D.C. Circuit Court	US Court of Appeals for the District of Columbia Circuit

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries depending on context, whose major subsidiaries include TCEH and Oncor

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH Second Lien DIP Facility	Refers, collectively, to the facility that includes the EFIH Second Lien DIP Notes.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

Fifth Circuit Court	US Court of Appeals for the Fifth Circuit

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

ICE	the IntercontinentalExchange, a commodity exchange

IRS	US Internal Revenue Service

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

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

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

Oncor Tax Sharing Agreement	Federal and State Income Tax Allocation Agreement among EFH Corp., Oncor Holdings, Oncor and Texas Transmission Investment LLC, which owns a 19.75% equity interest in Oncor

OPEB	other postretirement employee benefits

PUCT	Public Utility Commission of Texas

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Operating revenues	$1,517	$1,260
Fuel, purchased power costs and delivery fees	(732)	(636)
Net loss from commodity hedging and trading activities	(219)	(197)
Operating costs	(214)	(229)
Depreciation and amortization	(327)	(344)
Selling, general and administrative expenses	(177)	(158)
Franchise and revenue-based taxes	(18)	(17)
Other income (Note 11)	5	4
Other deductions	(1)	(3)
Interest income	—	4
Interest expense and related charges (Note 11)	(663)	(593)
Loss before income taxes	(829)	(909)
Income tax benefit	284	383
Net loss	$(545)	$(526)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Net loss	$(545)	$(526)
Other comprehensive income, net of tax effects – cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $ — and $1)	—	2
Comprehensive loss	$(545)	$(524)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(545)	$(526)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	367	387
Deferred income tax benefit, net	(294)	(276)
Unrealized net loss from mark-to-market valuations of commodity positions	250	487
Unrealized net gain from mark-to-market valuations of interest rate swaps (Note 11)	(64)	(148)
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 11)	66	70
Interest expense related to pushed-down debt of parent (Notes 5 and 11)	1	3
Bad debt expense (Note 11)	10	6
Accretion expense related primarily to mining reclamation obligations (Note 11)	6	8
Changes in operating assets and liabilities:
Margin deposits, net	(127)	(199)
Other operating assets and liabilities	31	174
Cash used in operating activities	(299)	(14)
Cash flows — financing activities:
Repayments/repurchases of debt (Note 5)	(191)	(16)
Net borrowings under accounts receivable securitization program	—	7
Notes/advances due to affiliates	1	2
Contributions from noncontrolling interests (Note 7)	1	1
Other, net	—	(2)
Cash used in financing activities	(189)	(8)
Cash flows — investing activities:
Capital expenditures	(112)	(131)
Nuclear fuel purchases	(26)	(20)
Settlements of notes due from affiliates	—	698
Reduction of restricted cash related to TCEH Letter of Credit Facility (Note 5)	285	—
Purchase of right to use certain computer-related assets from parent (Note 10)	—	(6)
Proceeds from sales of assets	—	1
Proceeds from sales of environmental allowances and credits	1	—
Purchases of environmental allowances and credits	(5)	(5)
Proceeds from sales of nuclear decommissioning trust fund securities	33	41
Investments in nuclear decommissioning trust fund securities	(37)	(45)
Other, net	5	—
Cash provided by investing activities	144	533
Net change in cash and cash equivalents	(344)	511
Cash and cash equivalents — beginning balance	746	1,175
Cash and cash equivalents — ending balance	$402	$1,686
See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$402	$746
Restricted cash (Note 11)	660	945
Trade accounts receivable — net	622	710
Advance to parent (Note 10)	7	—
Inventories (Note 11)	373	399
Commodity and other derivative contractual assets (Note 9)	617	784
Accumulated deferred income taxes	126	121
Margin deposits related to commodity positions	122	93
Other current assets	74	50
Total current assets	3,003	3,848
Advance to parent (Note 10)	12	—
Investments (Note 11)	856	838
Property, plant and equipment — net (Note 11)	17,418	17,649
Goodwill (Note 4)	3,952	3,952
Identifiable intangible assets — net (Note 4)	1,687	1,717
Commodity and other derivative contractual assets (Note 9)	10	4
Other noncurrent assets, primarily unamortized debt amendment and issuance costs	731	790
Total assets	$27,669	$28,798

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Borrowings under credit facilities (Note 5)	$2,054	$2,054
Debt held by affiliates (Note 5)	382	382
Notes, loans and other debt (Note 5)	29,619	29,800
Trade accounts payable	316	381
Trade accounts and other payables to affiliates	166	164
Notes payable to parent (Note 10)	106	103
Commodity and other derivative contractual liabilities (Note 9)	1,286	1,275
Margin deposits related to commodity positions	204	302
Accrued income taxes payable to parent (Note 10)	27	21
Accrued taxes other than income	44	120
Accrued interest	587	419
Other current liabilities	196	272
Total current liabilities	34,987	35,293
Accumulated deferred income taxes	3,291	3,582
Notes or other liabilities due to affiliates	—	2
Liability to EFH Corp. under the Federal and State Income Tax Allocation Agreement (Note 10)	535	535
Other noncurrent liabilities and deferred credits (Note 11)	1,664	1,654
Total liabilities	40,477	41,066

Commitments and Contingencies (Note 6)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
	(millions of dollars)
Membership interests (Note 7):
EFCH membership interests	$(12,808)	$(12,269)
Noncontrolling interests in subsidiaries	—	1
Total membership interests	(12,808)	(12,268)
Total liabilities and membership interests	$27,669	$28,798

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

Bankruptcy Filing

As discussed further in Note 2, on April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 5 for discussion of debtor-in-possession financing and classification of debt as current liabilities.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our 2013 Form 10-K. The condensed consolidated financial statements have been prepared as if EFCH is a going concern but do not reflect the application of ASC 852, Reorganizations. Adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in our 2013 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

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

2. SUBSEQUENT EVENT – BANKRUPTCY FILING

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

In 2013, we began to engage in discussions with certain creditors with respect to proposed changes to our capital structure. In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (the Restructuring Support and Lock-Up Agreement) with various stakeholders in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization (the Restructuring Plan).

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

Pursuant to the Restructuring Support and Lock-Up Agreement, the Consenting Interest Holders and Consenting Creditors agreed, subject to the terms and conditions contained in the Restructuring Support and Lock-Up Agreement, to support the Debtors' proposed financial restructuring (the Restructuring Transactions), and further agreed to limit certain transfers of any ownership (including any beneficial ownership) in the equity interests of or claims held against the Debtors, including any such interests or claims acquired after executing the Restructuring Support and Lock-Up Agreement.

Material Restructuring Terms

The Restructuring Support and Lock-Up Agreement along with the accompanying term sheet sets forth the material terms of the Restructuring Transactions pursuant to which, in general:

TCEH First Lien Secured Claims

As a result of the Restructuring Transactions, holders of TCEH first lien secured claims will receive, among other things, their pro rata share of (i) 100% of the equity of newly reorganized TCEH (Reorganized TCEH) consummated through a tax-free spin (in accordance with the Private Letter Ruling described below) in connection with TCEH's emergence from bankruptcy and (ii) all of the net cash from the proceeds of the issuance of new long-term secured debt of Reorganized TCEH.

TCEH Unsecured Claims

As a result of the Restructuring Transactions, holders of general unsecured claims against EFCH, TCEH and its subsidiaries (including TCEH first lien deficiency claims, TCEH second lien claims and TCEH unsecured note claims) will receive their pro rata share of the unencumbered assets of TCEH.

EFIH First Lien and EFIH Second Lien Settlements

Pursuant to the Restructuring Support Agreement, certain holders of each of the EFIH 6.875% Notes and EFIH 10% Notes (such holders, the RSA EFIH First Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH First Lien Notes held by such RSA EFIH First Lien Note Parties. Under the terms of the settlement, each such RSA EFIH First Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 5) equal to the greater of (a) 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include the original issue discount on the loans under the EFIH First Lien DIP Facility) or (b) 104% of the principal amount of, plus accrued and unpaid interest at the non-default rate on, the EFIH First Lien Notes, as adjusted by the original issue price discount paid on the loans under the EFIH First Lien DIP Facility in connection with the initial lender syndication of the EFIH First Lien DIP Facility (such settlement, the EFIH First Lien Settlement). The Debtors plan to file a motion seeking the Bankruptcy Court's approval of the EFIH First Lien Settlement.

Pursuant to the Restructuring Support Agreement, certain holders of each of the EFIH 11% Notes and EFIH 11.75% Notes (such holders, the EFIH Second Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH Second Lien Notes held by the EFIH Second Lien Note Parties. Under the terms of the settlement, each EFIH Second Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH Second Lien Notes, its pro rata share of an amount in cash equal to (i) 100% of the principal, plus accrued and unpaid interest at the non-default rate on such principal, of EFIH Second Lien Notes held by such EFIH Second Lien Party plus (ii) 50% of the aggregate amount of any claim derived from or based upon make-whole or other similar provisions under the EFIH 11% Notes or EFIH 11.75% Notes (such settlement, the EFIH Second Lien Settlement). The Debtors plan to file a motion seeking the Bankruptcy Court's approval of the EFIH Second Lien Settlement.

On May 6, 2014, EFIH commenced an offer to certain remaining holders of the EFIH First Lien Notes to participate in the EFIH First Lien Settlement; provided however, such EFIH First Lien Note holders agree to accept as payment in full of any claims arising out of such holders' EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 5) equal to 105% of the principal amount of the EFIH First Lien Notes held by such holders plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include original issue discount on the loans under the EFIH First Lien DIP Facility). During the early portion of the Chapter 11 Cases, EFIH expects to( i) commence an offer to the remaining holders of EFIH Second Lien Notes to participate in the EFIH Second Lien Settlement, and (ii) initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of any non-settling holders of the EFIH First Lien Notes and EFIH Second Lien Notes from or based on make-whole or other similar provisions under the respective notes. Following the completion of these offers, and pending Bankruptcy Court approval, non-settling EFIH First Lien Holders and non-settling EFIH Second Lien Note Holders will receive their respective pro rata shares of cash equal to 100% of the principal of applicable notes plus accrued and unpaid interest at the non-default rate of the notes held by such holder (not taking into account alleged premiums, settlements, fees or claims relating to the repayment of such claims) from the proceeds of the EFIH First Lien DIP Facility and EFIH Second Lien DIP Facility (as described in Note 5).

The EFIH First Lien Settlement and the EFIH Second Lien Settlement will not be consummated unless, among other things, the Bankruptcy Court approves the EFIH First Lien DIP Facility, the EFIH First Lien Settlement, the EFIH Second Lien DIP Facility and the EFIH Second Lien Settlement.

EFIH Second Lien DIP Notes Offering

During the early portion of the Chapter 11 Cases, EFIH and EFIH Finance expect to offer (the EFIH Second Lien DIP Notes Offering) to certain holders of EFIH unsecured claims and a significant EFIH Second Lien Note Party the right to purchase $1.9 billion aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Notes due 2016 (EFIH Second Lien DIP Facility or EFIH Second Lien DIP Notes).

Backstop Commitment

In connection with the execution of the Restructuring Support and Lock-Up Agreement, certain holders of the EFIH Unsecured Notes (the Backstop Parties) entered into a commitment letter with EFH Corp. and EFIH, dated April 29, 2014 (the Commitment Letter), pursuant to which such holders committed, severally and not jointly, up to $1.9 billion in available funds (the Backstop Commitment) to purchase EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes offering. Any EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes Offering will be purchased by the Backstop Parties, pro rata in proportion to their respective share of the Backstop Commitment. If any Backstop Party fails to satisfy its obligation to purchase its pro rata share of the unpurchased notes, the other Backstop Parties would have the right, but not the obligation, to purchase such unpurchased notes. The obligations under the Commitment Letter are not subject to the approval of the Oncor TSA Amendment (as described below) by the Bankruptcy Court.

Under the Commitment Letter and in consideration of the Backstop Commitment, EFIH agreed to pay the Backstop Parties fees consisting of approximately (i) $40 million in execution and approval fees payable at various milestones within the bankruptcy process and (ii) a fee equal to $95 million payable in the form of Non-Interest Bearing Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche B Notes due 2016 (EFIH Second Lien DIP Tranche B Notes) to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering.

In the event the EFIH Second Lien DIP Notes are repaid in cash prior to the effective date of the plan of reorganization (Effective Date) without the consent of certain creditors, EFIH agreed to pay the Backstop Parties a termination fee of $380 million. In addition, if EFIH seeks to consummate an alternative transaction that delivers equal or greater value to EFIH than the transactions contemplated by the Restructuring Support and Lock-Up Agreement, EFIH agreed to pay the holders of EFIH Second Lien DIP Notes a break-up fee of approximately $57 million.

EFIH Unsecured Claims and EFH Corp. Unsecured Claims

On the Effective Date, all of the EFIH Unsecured Notes and EFH Corp. Unsecured Notes will be canceled. In full satisfaction of all general unsecured claims against EFIH and all general unsecured claims against EFH Corp., (i) each holder of a general unsecured claim against EFIH will receive its pro rata share of 98.0% of the equity interests of newly reorganized EFH Corp. (Reorganized EFH Corp.) (subject to dilution by the Equity Conversion as described below) and (ii) each holder of a general unsecured claim against EFH Corp. will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion) and the right to purchase up to 9% of the equity interests in Reorganized EFH Corp. from certain holders of EFIH Second Lien DIP Notes.

Holders of general unsecured claims against EFH Corp. will also receive on the Effective Date their pro rata share of either (A) if the Oncor TSA Amendment (described below) has then been approved, (1) $55 million in cash from EFIH, provided, however, that if the Oncor tax payments received by EFIH under the Oncor TSA Amendment through the Effective Date are less than 80% of projected amounts, the $55 million payment will be reduced on a dollar for dollar basis by the amount of such shortfall, and (2) cash on hand at EFH Corp. (not including the settlement payment in clause (1) hereof); or (B) if the Oncor TSA Amendment has not then been approved, all assets of EFH Corp., including cash on hand but excluding the equity interests in EFIH.

EFH Corp. Equity Interests

On the Effective Date, all of the equity interests in EFH Corp. (EFH Corp. Interests) will be canceled. In full satisfaction of the claims under the EFH Corp. Interests, each holder of EFH Corp. Interests will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Equity Conversion

On the Effective Date, the EFIH Second Lien DIP Notes will, subject to certain conditions, automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of Reorganized EFH Corp., subject to adjustment based on the principal amount of the EFIH Second Lien DIP Notes.

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

If the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date, the interest rate on the interest bearing EFIH Second Lien DIP Tranche A Notes (but not the EFIH Second Lien DIP Tranche B Notes) will increase by 4.0% with such additional interest to be paid-in-kind (compounded quarterly) until such approval is received from the Bankruptcy Court. If the Bankruptcy Court has not approved the Oncor TSA Amendment by April 29, 2015, each holder of EFIH Second Lien DIP Notes (including the non-interest bearing EFIH Second Lien DIP Tranche B Notes) will receive additional EFIH Second Lien DIP Notes equal to 10.0% of the amount of EFIH Second Lien DIP Notes held by such holder.

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

There are various conditions precedent to the restructuring transactions under the Restructuring Support and Lock-Up Agreement including, but not limited to, the receipt of the Private Letter Ruling, requisite regulatory approvals and approvals by the Bankruptcy Court.

Operation and Implications of the Chapter 11 Cases

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities, described below), the Bankruptcy Court's approval of the Restructuring Plan or another Chapter 11 plan and our ability to successfully implement the Restructuring Plan or another Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Restructuring Plan or another Chapter 11 plan could materially change and may impact the amounts and classifications of assets and liabilities reported in our consolidated financial statements.

Financing During the Chapter 11 Cases

See Note 5 for discussion of the TCEH DIP Facility, which provides up to $4.5 billion in senior secured, super-priority financing, the EFIH First Lien DIP Facility, which is expected to provide $5.4 billion in senior secured, super-priority financing, and the EFIH Second Lien DIP Facility, which is expected to provide $1.9 billion in secured, super-priority financing.

Significant Bankruptcy Court Actions

On May 1 and 2, 2014 at the first-day hearings of the Chapter 11 Cases, the Bankruptcy Court issued certain interim orders relating to the Debtors’ businesses. These orders authorized the Debtors to, among other things, enter into the TCEH DIP Facilities (described in Note 5), pay certain prepetition employee and retiree expenses and benefits, use their existing cash management system, maintain and administer customer programs primarily at TXU Energy, pay certain critical vendors, perform under certain prepetition hedging and trading arrangements and pay certain prepetition taxes and related fees. In addition, during the first-day hearings, the Bankruptcy Court set June 5 and 6, 2014 as the date for the second-day hearings in the Chapter 11 Cases. We expect that at the second-day hearings the Bankruptcy Court will consider issuing final orders related to the matters approved in the interim orders as well as certain other related matters.

These orders are significant because they allow us to operate our businesses in the normal course.

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

Consolidated VIE

Our balance sheet includes assets and liabilities of a VIE that meet the consolidation standards. The maximum exposure to loss from our interests in the VIE does not exceed our carrying value. Assets and liabilities of the consolidated VIE are immaterial. The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIE do not have recourse to our assets to settle the obligations of the VIE.

4. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which arose in connection with accounting for the Merger. There were no changes to the goodwill balance for the three months ended March 31, 2014. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,322
Accumulated noncash impairment charges	(14,370)
Balance at March 31, 2014 and December 31, 2013	$3,952

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	March 31, 2014			December 31, 2013
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$408	$55	$463	$402	$61
Favorable purchase and sales contracts	352	145	207	352	139	213
Software and other computer-related assets	354	162	192	348	147	201
Environmental allowances and credits	207	23	184	209	20	189
Mining development costs	163	78	85	156	69	87
Total identifiable intangible assets subject to amortization	$1,539	$816	723	$1,528	$777	751
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			9			11
Total identifiable intangible assets			$1,687			$1,717

Amortization expense related to identifiable intangible assets (including income statement line item) consisted of:

Identifiable Intangible Asset	Income Statement Line	Three Months Ended March 31,
		2014	2013
Retail customer relationship	Depreciation and amortization	$6	$6
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	6	6
Software and other computer-related assets	Depreciation and amortization	15	10
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	4	3
Mining development costs	Depreciation and amortization	8	8
Total amortization expense (a)		$39	$33
_______________

(a)	Amounts recorded in depreciation and amortization totaled $29 million and $24 million for the three months ended March 31, 2014 and 2013, respectively.

Estimated Amortization of Identifiable Intangible Assets — The estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2014	$149
2015	$136
2016	$109
2017	$83
2018	$60

5. BORROWING FACILITIES AND DEBT

Debtor-In-Possession (DIP) Facility

TCEH DIP Facility — In connection with the Bankruptcy Filing, TCEH received a binding commitment, subject to certain customary conditions, from certain financial institutions for a debtor-in-possession facility (the TCEH DIP Facility). The TCEH DIP Facility provides for up to $4.475 billion in financing upon entry of a final order consisting of (i) a senior secured, super-priority revolving credit facility of up to $1.95 billion, (ii) a senior secured, super-priority delayed-draw term loan in the amount of up to $1.1 billion, and (iii) a senior secured, super-priority term loan in the amount of $1.425 billion. On May 2, 2014, the Bankruptcy Court entered an interim order with respect to the TCEH DIP Facility as described below, and on May 5, 2014, the TCEH Debtors and the other parties thereto entered into the TCEH DIP Credit Agreement, which became effective on that date.

The TCEH DIP Facility is a Senior Secured, Super-Priority Credit Agreement by and among EFCH, TCEH, and the subsidiaries of TCEH that are Debtors in the Chapter 11 Cases (the TCEH Debtors), the lenders that are party thereto from time to time and an administrative and collateral agent (the TCEH DIP Credit Agreement).

On May 2, 2014, the Bankruptcy Court entered an interim order authorizing the TCEH Debtors to enter into the TCEH DIP Credit Agreement to borrow $2.33 billion in financing (as defined in the TCEH DIP Credit Agreement) consisting of borrowings in an aggregate principal amount of up to (a) $533 million under the revolving credit facility, (b) $1.1 billion under the delayed draw term facility, of which up to$1.1 billion may be used for letters of credit to support mining land reclamation requirements as discussed immediately below and (c) $700 million under the term loan facility to fund general letters of credit, of which $500 million has been funded to a collateral account at this time. The interim order also authorized the TCEH Debtors to pay certain fees related to the administration of the TCEH DIP Facility. We intend to seek approval of the Bankruptcy Court to borrow all amounts allowed by the terms of the facility.

The TCEH DIP Facility provides for a carve-out (the RCT Carve-Out) related to mining land reclamation requirements that TCEH's Luminant Mining subsidiary has with the RCT, which among other things, oversees lignite mining activity in Texas. The RCT Carve-Out will be used by Luminant Mining to secure up to $1.1 billion of its mining land reclamation obligations with the RCT.

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

The TCEH Debtors' obligations under the TCEH DIP Facility are secured by a lien covering substantially all of the TCEH Debtors' assets, rights and properties, subject to certain exceptions set forth in the TCEH DIP Facility. The TCEH DIP Facility provides that all obligations thereunder constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under Section 364(c) and 364(d) of the Bankruptcy Code and, subject to certain exceptions set forth in the TCEH DIP Facility, have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases.

The TCEH DIP Facility also permits certain hedging agreements to be secured on a pari-passu basis with the TCEH DIP Facility in the event those hedging agreements meet certain criteria set forth in the TCEH DIP Facility.

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

Borrowings Under Pre-Petition Credit Facilities

At March 31, 2014 and December 31, 2013, outstanding borrowings totaled $2.054 billion under the TCEH Revolving Credit Facility at weighted average interest rates of 4.74% and 4.67%, respectively, excluding customary fees.

Pre-Petition Credit Facilities at March 31, 2014

The Bankruptcy Filing constituted an event of default under the TCEH credit facilities. Under the Bankruptcy Code, the creditors under such facilities are stayed from taking any action against the Debtors as a result of the default.

Credit facilities and related cash borrowings at March 31, 2014 are presented below. The facilities are all senior secured facilities of TCEH.

		March 31, 2014
Facility	Maturity Date	Facility Limit	Cash Borrowings	Available L/C Capacity
TCEH Revolving Credit Facility (a)	October 2016	$2,054	$2,054	$—
TCEH Letter of Credit (L/C) Facility (b)	October 2017 (b)	1,062	1,062	—
Total TCEH		$3,116	$3,116	$—
___________

(a)
Facility used for borrowings for general corporate purposes. Borrowings are classified as borrowings under credit facilities. Borrowings under the facility bore interest at LIBOR plus 4.50%, and a commitment fee was payable quarterly in arrears at a rate per annum equal to 1.00% of the average daily unused portion of the facility.

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

In the first quarter 2014, pollution control revenue bonds totaling $185 million in principal amount were tendered and the related letters of credit were drawn upon. Also in the first quarter 2014, TCEH issued a $157 million letter of credit to a subsidiary of EFH Corp. to secure its current and future amounts payable to the subsidiary arising from recurring transactions in the normal course of business, and the subsidiary drew on the letter of credit in the amount of $100 million to settle amounts receivable from TCEH. At March 31, 2014, the restricted cash totaled $660 million, a $285 million decrease from the balance at December 31, 2013 reflecting letters of credit drawn. At March 31, 2014, the restricted cash supports $656 million in letters of credit outstanding, leaving $4 million of available capacity. As a result of the Bankruptcy Filing, the available letter of credit capacity cannot be utilized. Letter of credit draws since March 31, 2014 have not been significant.

Subsequent to the Bankruptcy Filing, $5 million of letters of credit were drawn upon by counterparties to settle amounts receivable from TCEH at the Petition Date.

Debt

The Bankruptcy Filing constituted an event of default under the Credit Agreement governing the TCEH Senior Secured Facilities and the indentures governing the company's other debt instruments listed below as well as capital lease obligations, and those debt obligations became immediately due and payable. As a result, the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013 present all debt classified as current. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Debtors as a result of the default.

At March 31, 2014 and December 31, 2013, notes, loans and other debt consisted of the following:

	March 31, 2014	December 31, 2013
TCEH
Senior Secured Facilities:
3.737% TCEH Term Loan Facilities with maturity date of October 10, 2014 (a)(b)	$3,809	$3,809
3.736% TCEH Letter of Credit Facility with maturity date of October 10, 2014 (b)	42	42
4.737% TCEH Term Loan Facilities with maturity date of October 10, 2017 (a)(b)(c)	15,710	15,710
4.736% TCEH Letter of Credit Facility with maturity date of October 10, 2017 (b)	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (c)	2,046	2,046
10.25% Fixed Senior Notes due November 1, 2015, Series B (c)	1,442	1,442
10.50% / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
0.290% Floating Series 2001D-2 due May 1, 2033 (d)	17	97
0.393% Floating Taxable Series 2001I due December 1, 2036 (e)	2	62
—% Floating Series 2002A due May 1, 2037	—	45
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029, remarketing date October 1, 2014 (f)	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (g)	(103)	(105)
Other:
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017	35	36
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015	4	4
Capital leases	49	52
Other	3	3
Unamortized discount	(96)	(103)
Total TCEH	29,906	30,086

	March 31, 2014	December 31, 2013
EFCH (parent entity)
9.58% Fixed Notes due in annual installments through December 4, 2019 (h)	$29	$29
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (h)	32	34
1.038% Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037 (b)	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (g)	(5)	(6)
Subtotal	65	66
EFH Corp. debt pushed down (i)
10.875% Fixed Senior Notes due November 1, 2017	16	16
11.25%/12.00% Senior Toggle Notes due November 1, 2017	14	14
Subtotal — EFH Corp. debt pushed down	30	30
Total EFCH (parent entity)	95	96
Subtotal	30,001	30,182
Less amount due currently held by affiliates	(382)	(382)
Less amount due currently	(29,619)	(29,800)
Total EFCH consolidated	$—	$—
____________

(a)
At March 31, 2014, interest rate was swapped to fixed on $18.077 billion principal amount of maturities through October 2014 and up to an aggregate $12.6 billion principal amount from October 2014 through October 2017. See discussion below regarding termination of the agreements following the Bankruptcy Filing.

(b)	Interest rates in effect at March 31, 2014.

(c)	As discussed below and in Note 11, principal amounts of notes/term loans totaling $382 million at both March 31, 2014 and December 31, 2013 were held by EFH Corp. and EFIH.

(d)	Interest rates in effect at March 31, 2014. This series is in a daily interest rate mode and is supported by long-term irrevocable letters of credit.

(e)	Interest rate in effect at March 31, 2014. This series is in a weekly interest rate mode and is supported by long-term irrevocable letters of credit.

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

Repayments of Debt in 2014

Repayments of debt in the three months ended March 31, 2014 totaled $191 million and consisted of $185 million of pollution control revenue bonds tendered, $3 million of payments of principal at scheduled maturity dates and $3 million of contractual payments under capital leases.

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

Debt guaranteed and subject to push down at March 31, 2014 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes. The amount reflected in our balance sheet as pushed down debt ($30 million at both March 31, 2014 and December 31, 2013, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on debt pushed down for the three months ended March 31, 2014. EFH Corp. payments of interest on debt pushed down totaled $20 million for the three months ended March 31, 2013.

Information Regarding Other Significant Pre-Petition Debt

TCEH elected not to make interest payments due in April 2014 totaling $123 million on certain debt obligations.

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities totaled $22.635 billion at March 31, 2014 and consisted of:

•	$3.809 billion of TCEH Term Loan Facilities that have a maturity date in October 2014 with interest payable at LIBOR plus 3.50%;

•	$15.710 billion of TCEH Term Loan Facilities that have a maturity date in October 2017 with interest payable at LIBOR plus 4.50%, including $19 million aggregate principal amount held by EFH Corp.;

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

•	Amounts borrowed under the TCEH Revolving Credit Facility, which represent the entire amount of commitments under the facility totaling $2.054 billion at March 31, 2014.

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

TCEH 11.5% Senior Secured Notes — At March 31, 2014, the principal amount of the TCEH 11.5% Senior Secured Notes totaled $1.750 billion. The notes have a maturity date in October 2020, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1, at a fixed rate of 11.5% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

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

TCEH 15% Senior Secured Second Lien Notes (including Series B) — At March 31, 2014, the principal amount of the TCEH 15% Senior Secured Second Lien Notes totaled $1.571 billion. These notes have a maturity date in April 2021, with interest payable in cash quarterly in arrears on January 1, April 1, July 1 and October 1 at a fixed rate of 15% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Facilities on a first-priority basis, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

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

TCEH 10.25% Senior Notes (including Series B) and 10.50%/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — At March 31, 2014, the principal amount of the TCEH Senior Notes totaled $5.237 billion, including $363 million aggregate principal amount held by EFH Corp. and EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, EFCH (which owns 100% of TCEH), and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes have a maturity date in November 2015, with interest payable in cash semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.25% per annum. The TCEH Toggle Notes have a maturity date in November 2016, with interest payable semi-annually in arrears on May 1 and November 1 at a fixed rate of 10.50% per annum. Pursuant to the terms of the Restructuring Support and Lock-Up Agreement, the $363 million aggregate principal amount held by EFH Corp. and EFIH are expected to be cancelled in connection with the Restructuring Plan.

Fair Value of Debt

At March 31, 2014 and December 31, 2013, the estimated fair value of our notes, loans and other debt (excluding capital leases) totaled $16.796 billion and $16.588 billion, respectively, and the carrying amount totaled $29.952 billion and $30.130 billion, respectively. At March 31, 2014 and December 31, 2013, the estimated fair value of our borrowings under the TCEH Revolving Credit Facilities totaled $1.458 billion and $1.397 billion, respectively, and the carrying amount totaled $2.054 billion. We determine fair value in accordance with accounting standards as discussed in Note 8, and at March 31, 2014, our debt fair value represents Level 2 valuations. We obtain security pricing from a vendor who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

TCEH Interest Rate Swap Transactions

TCEH has employed interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at March 31, 2014, TCEH had entered into the following series of interest rate swap transactions that effectively fixed the interest rates at between 5.5% and 9.3%.

Fixed Rates			Expiration Dates	Notional Amount
5.5%	-	9.3%	October 2014	$18.077	billion (a)
6.8%	-	9.0%	October 2015 through October 2017	$12.600	billion (b)
___________

(a)
Swaps related to an aggregate $1.5 billion principal amount of debt expired in 2014. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $1.388 billion in 2014, substantially offsetting the expired swaps.

(b)
These swaps were effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps included $3 billion that expire in October 2015 with the remainder expiring in October 2017.

TCEH had also entered into interest rate basis swap transactions that further reduced the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at March 31, 2014 totaled $1.05 billion notional amount. The remaining basis swaps had expiration dates in August 2014.

The interest rate swaps have resulted in realized and unrealized net gains (losses), reported in interest expense and related charges, as follows:

	Three Months Ended March 31,
	2014	2013
Realized net loss	$(145)	$(151)
Unrealized net gain	64	148
Total	$(81)	$(3)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $948 million and $1.012 billion at March 31, 2014 and December 31, 2013, respectively, of which $55 million and $56 million (both pretax), respectively, were reported in accumulated other comprehensive income. The net liability reflects a nonperformance risk adjustment as discussed in Note 8.

These instruments are deemed to be "forward contracts" under the Bankruptcy Code. The Bankruptcy Filing constituted an event of default under the interest rate swap agreements, and in accordance with the contractual terms, the counterparties terminated all the TCEH agreements shortly after the Bankruptcy Filing. All of the TCEH interest rate swaps were secured by a first-lien interest in the same assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes.

See Note 9 for discussion of classification of the interest rate swap derivative liabilities as current and the estimated net settlement liability resulting from the terminations.

6. COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

See Note 5 for discussion of guarantees and security for certain of our debt.

Letters of Credit

At March 31, 2014, TCEH had outstanding letters of credit under its credit facilities totaling $656 million as follows:

•	$350 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•	$20 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $19 million;

•	$61 million to support TCEH's REP financial requirements with the PUCT, and

•	$225 million for miscellaneous credit support requirements.

The Bankruptcy Filing may result in some or all letter of credit beneficiaries drawing on their letters of credit if the terms of a particular letter of credit so provide. The automatic stay under the Bankruptcy Code does not apply to letters of credit and third parties may draw on their letters of credit. See Note 5 for discussion of letter of credit draws in 2014.

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

7. MEMBERSHIP INTERESTS/EQUITY

Distribution Restrictions

Under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent. In addition, due to the Bankruptcy Filing, no distributions are eligible to be paid without the approval of the Bankruptcy Court.

Noncontrolling Interests

As discussed in Note 3, we consolidate a VIE, which results in a noncontrolling interest component of equity. Net loss attributable to the noncontrolling interests was immaterial for the three months ended March 31, 2014 and 2013.

Membership Interests/Equity

In April 2013, EFCH was converted from a Texas corporation to a Delaware limited liability company. The following tables present the changes to membership interests/equity for the three months ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014
	EFCH Membership Interests
	Capital Account	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Membership Interests
Balance at December 31, 2013	$(12,233)	$(36)	$1	$(12,268)
Net loss	(545)	—	—	(545)
Effect of stock-based incentive compensation plans	1	—	—	1
Investment by noncontrolling interests	—	—	1	1
Effect of debt push-down from EFH Corp.	5	—	—	5
Other	—	—	(2)	(2)
Balance at March 31, 2014	$(12,772)	$(36)	$—	$(12,808)

Three Months Ended March 31, 2013
	EFCH Shareholder's Equity
	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$7,665	$(18,129)	$(42)	$112	$(10,394)
Net loss	—	(526)	—	—	(526)
Net effect of cash flow hedges	—	—	2	—	2
Investment by noncontrolling interests	—	—	—	1	1
Effect of debt push-down from EFH Corp.	434	—	—	—	434
Balance at March 31, 2013	$8,099	$(18,655)	$(40)	$113	$(10,483)

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

March 31, 2014
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$169	$394	$64	$627
Nuclear decommissioning trust – equity securities (b)	336	194	—	530
Nuclear decommissioning trust – debt securities (b)	—	280	—	280
Total assets	$505	$868	$64	$1,437
Liabilities:
Commodity contracts	$284	$41	$13	$338
Interest rate swaps	—	—	948	948
Total liabilities	$284	$41	$961	$1,286

December 31, 2013
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$161	$570	$57	$788
Interest rate swaps	—	—	—	—
Nuclear decommissioning trust – equity securities (b)	330	191	—	521
Nuclear decommissioning trust – debt securities (b)	—	270	—	270
Total assets	$491	$1,031	$57	$1,579
Liabilities:
Commodity contracts	$231	$14	$18	$263
Interest rate swaps	—	—	1,012	1,012
Total liabilities	$231	$14	$1,030	$1,275
_______________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	The nuclear decommissioning trust investment is included in the investments line in the balance sheet. See Note 12.

Commodity contracts consist primarily of natural gas, electricity, fuel oil, uranium and coal agreements and include financial instruments entered into for hedging purposes as well as physical contracts that have not been designated "normal" purchases or sales. See Note 9 for further discussion regarding derivative instruments, including the termination of certain natural gas hedging agreements shortly after the Bankruptcy Filing.

Interest rate swaps included variable-to-fixed rate swap instruments that hedged the interest costs of our debt as well as interest rate basis swaps designed to effectively reduce the hedged borrowing costs. See Notes 5 and 9 for discussion of the termination of interest rate swaps shortly after the Bankruptcy Filing.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of the nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2014 and 2013. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 for the three months ended March 31, 2014 and 2013.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at March 31, 2014 and December 31, 2013:

March 31, 2014
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$1	$(1)	$—	Valuation Model	Illiquid pricing locations (c)	$35 to $45/MWh
					Hourly price curve shape (d)	$20 to $70/MWh

Electricity spread options	16	(2)	14	Option Pricing Model	Gas to power correlation (e)	45% to 95%
					Power volatility (f)	10% to 30%

Electricity congestion revenue rights	39	(3)	36	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $25.00

Coal purchases	2	(6)	(4)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	0% to 40%
					Recovery rate (k)	0% to 40%

Interest rate swaps	—	(948)	(948)	Valuation Model	Nonperformance risk adjustment (l)	20% to 30%

Other (m)	6	(1)	5

Total	$64	$(961)	$(897)

December 31, 2013
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$2	$(2)	$—	Valuation Model	Illiquid pricing locations (c)	$25 to $45/MWh
					Hourly price curve shape (d)	$20 to $70/MWh

Electricity spread options	15	(2)	13	Option Pricing Model	Gas to power correlation (e)	45% to 95%
					Power volatility (f)	10% to 30%

Electricity congestion revenue rights	35	(2)	33	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $25.00

Coal purchases	—	(11)	(11)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	0% to 40%
					Recovery rate (k)	0% to 40%

Interest rate swaps	—	(1,012)	(1,012)	Valuation Model	Nonperformance risk adjustment (l)	25% to 35%

Other (m)	5	(1)	4

Total	$57	$(1,030)	$(973)

____________

(a)
Electricity purchase and sales contracts include hedging positions in the ERCOT West region, as well as power contracts, the valuations of which include unobservable inputs related to the hourly shaping of the price curve. Electricity spread option contracts consist of physical electricity call options. Electricity congestion revenue rights contracts consist of forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points within ERCOT. Coal purchase contracts relate to western (Powder River Basin) coal. Interest rate swaps were held by TCEH to hedge exposure to its variable rate debt (see Note 5).

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

(h)	Based on the historical price differences between settlement points in the ERCOT North Hub and the ERCOT West Hub.

(i)	Based on the historical range of price variances between mine locations.

(j)	Estimate of the range of probabilities of default based on past experience and the length of the contract as well as our and counterparties' credit ratings.

(k)	Estimate of the default recovery rate based on historical corporate rates.

(l)	Estimate of nonperformance risk adjustment based on TCEH senior secured debt trading values. See discussion immediately below regarding Level 3 liabilities.

(m)	Other contracts include various transactions such as ancillary services, natural gas, diesel options and coal options.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three months ended March 31, 2014 and 2013. The Level 3 net liability balance at March 31, 2014 reflects a nonperformance risk adjustment in the valuation of the TCEH interest rate swaps, which were secured by a first-lien interest in the same assets of TCEH (on a pari passu basis) with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes (see Note 5). At March 31, 2014, the estimated fair value of these interest rate swaps totaled $1.252 billion before consideration of nonperformance risk adjustment and $948 million after consideration of such adjustment. The amount of the nonperformance risk adjustment was after consideration of derivative assets related to contracts with the same counterparties that are also secured by a first-lien interest in the assets of TCEH, and a master netting agreement is in place that provides for netting and setoff of amounts related to these contracts.

	Three Months Ended March 31,
	2014	2013
Net asset (liability) balance at beginning of period	$(973)	$29
Total unrealized valuation gains (losses)	(85)	9
Purchases, issuances and settlements (a):
Purchases	9	4
Issuances	(1)	—
Settlements	151	16
Transfers into Level 3 (b)	—	1
Transfers out of Level 3 (b)	2	—
Net change (c)	76	30
Net asset (liability) balance at end of period	$(897)	$59
Unrealized valuation gains (losses) relating to instruments held at end of period	$(71)	$14
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. All Level 3 transfers in the periods presented are in and out of Level 2.

(c)
Substantially all changes in values of commodity contracts are reported in the income statement in net loss from commodity hedging and trading activities. Changes in values of interest rate swaps transferred into Level 3 in third quarter 2013 are reported in the income statement in interest expense and related charges. Activity excludes changes in fair value in the month the positions settled as well as amounts related to positions entered into and settled in the same month.

9. COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, primarily to manage electricity price risk and interest rate risk exposure. Our principal activities involving derivatives consist of natural gas hedging positions and the hedging of interest costs on our debt. See Note 8 for a discussion of the fair value of derivatives. Because certain of these instruments are deemed to be "forward contracts" under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements.

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

Interest Rate Swap Transactions — Interest rate swap agreements have been used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps were used to effectively reduce the hedged borrowing costs. Unrealized gains and losses arising from changes in the fair value of the swaps as well as realized gains and losses upon settlement of the swaps are reported in the income statement in interest expense and related charges.

Termination of Commodity Hedges and Interest Rate Swaps — These instruments are deemed to be "forward contracts" under the Bankruptcy Code. The Bankruptcy Filing constituted an event of default under the related agreements, and in accordance with the contractual terms, counterparties terminated certain positions shortly after the Bankruptcy Filing. The positions terminated consisted almost entirely of natural gas hedging positions and interest rate swaps that were secured by a first-lien interest in the same assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes. The terminated natural gas hedging positions represented approximately 60% of the derivative assets and the terminated interest rate swaps represented substantially all of the interest rate swap derivative liabilities as of March 31, 2014 as presented in the table below.

Entities with a first-lien security interest included counterparties to both our natural gas hedging positions and interest rate swaps, which had entered into master agreements that provided for netting and setoff of amounts related to these positions, as well as counterparties to only our interest rate swaps. While the amount has not yet been finalized, the preliminary estimate of the net settlement liability resulting from the terminations totals approximately $1.2 billion. The estimated net liability is subject to the terms of settlement of TCEH's first-lien claims ultimately approved by the Bankruptcy Court. See Note 2 for discussion of the Restructuring Support and Lock-Up Agreement.

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the balance sheets at March 31, 2014 and December 31, 2013:

March 31, 2014
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$617	$—	$—	$—	$617
Noncurrent assets	10	—	—	—	10
Current liabilities	—	—	(338)	(948)	(1,286)
Net assets (liabilities)	$627	$—	$(338)	$(948)	$(659)

December 31, 2013
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$784	$—	$—	$—	$784
Noncurrent assets	4	—	—	—	4
Current liabilities	—	—	(263)	(1,012)	(1,275)
Net assets (liabilities)	$788	$—	$(263)	$(1,012)	$(487)

In consideration of the termination rights of counterparties arising from the Bankruptcy Filing, derivative liabilities classified as current at March 31, 2014 and December 31, 2013 include $593 million and $647 million, respectively, that otherwise would be classified as noncurrent, essentially all of which relates to interest rate swaps.

At March 31, 2014 and December 31, 2013, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Three Months Ended March 31,
Derivative (income statement presentation)	2014	2013
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$(179)	$(200)
Interest rate swaps (Interest expense and related charges) (b)	(81)	(3)
Net gain (loss)	$(260)	$(203)
_______________

(a)
Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

(b)	Includes unrealized mark-to-market net gain (loss) as well as the net realized effect on interest paid/accrued, both reported in "Interest Expense and Related Charges" (see Note 11).

The pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges was immaterial in both the three months ended March 31, 2014 and 2013. There were no amounts recognized in OCI for the three months ended March 31, 2014 and 2013.

Accumulated other comprehensive income related to cash flow hedges at both March 31, 2014 and December 31, 2013 totaled $36 million in net losses (after-tax), substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $1 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at March 31, 2014 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

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

Margin deposits that contractually offset these derivative instruments are reported separately in the balance sheet. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At March 31, 2014 and December 31, 2013, all margin deposits held were unrestricted.

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

The following tables reconcile our derivative assets and liabilities as presented in the consolidated balance sheet to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

March 31, 2014
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$627	$(334)	$(201)	$92
Interest rate swaps	—	—	—	—
Total derivative assets	627	(334)	(201)	92
Derivative liabilities:
Commodity contracts	(338)	181	114	(43)
Interest rate swaps	(948)	153	—	(795)
Total derivative liabilities	(1,286)	334	114	(838)
Net amounts	$(659)	$—	$(87)	$(746)

December 31, 2013
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$788	$(389)	$(299)	$100
Interest rate swaps	—	—	—	—
Total derivative assets	788	(389)	(299)	100
Derivative liabilities:
Commodity contracts	(263)	168	70	(25)
Interest rate swaps	(1,012)	221	—	(791)
Total derivative liabilities	(1,275)	389	70	(816)
Net amounts	$(487)	$—	$(229)	$(716)
____________

(a)
Offsetting instruments with respect to commodity contracts include amounts related to interest rate swaps and vice versa. Amounts exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed (a)	$30,677	$30,790	Million US dollars
Basis	$1,050	$1,050	Million US dollars
Natural gas (b)	2,282	2,150	Million MMBtu
Electricity	14,541	16,482	GWh
Congestion Revenue Rights (c)	80,702	77,799	GWh
Coal	12	9	Million US tons
Fuel oil	27	26	Million gallons
Uranium	450	450	Thousand pounds
_______________

(a)
Includes notional amount of interest rate swaps that had maturity dates through October 2014 as well as notional amount of swaps effective from October 2014 that had maturity dates through October 2017 (see Note 5).

(b)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(c)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

See discussion above regarding termination of natural gas hedging and interest rate swap agreements shortly after the Bankruptcy Filing.

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

At March 31, 2014 and December 31, 2013, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully collateralized totaled $8 million and $4 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $7 million and $3 million at March 31, 2014 and December 31, 2013, respectively. All of the credit risk-related contingent features related to these derivatives were triggered upon the Bankruptcy Filing.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that could result in the settlement of such contracts as a result of the Bankruptcy Filing. At March 31, 2014 and December 31, 2013, the fair value of derivative liabilities subject to such cross-default provisions, largely related to interest rate swaps, totaled $971 million and $1.023 billion,respectively, before consideration of the amount of assets subject to the liens. The liquidity exposure associated with these liabilities, when reduced by cash and letter of credit postings with the counterparties and derivative assets under netting arrangements, and excluding the nonperformance risk adjustment, totaled $1.100 billion and $1.140 billion at March 31, 2014 and December 31, 2013, respectively. All of the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, were triggered upon the Bankruptcy Filing. See Note 5 for a description of other obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $979 million and $1.027 billion at March 31, 2014 and December 31, 2013, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

See discussion at beginning of this note regarding termination of commodity hedges and interest rate swaps.

Concentrations of Credit Risk Related to Derivatives

TCEH has concentrations of credit risk with the counterparties to its derivative contracts. At March 31, 2014, total credit risk exposure to all counterparties related to derivative contracts totaled $718 million (including associated accounts receivable). The net exposure to those counterparties totaled $173 million at March 31, 2014 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $45 million. At March 31, 2014, the credit risk exposure to the banking and financial sector represented 84% of the total credit risk exposure and 42% of the net exposure, a significant amount of which is related to the natural gas hedging positions. The termination of natural gas hedging agreements by counterparties shortly after the Bankruptcy Filing did not significantly affect the net credit risk exposure amount presented.

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

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $241 million and $225 million for the three months ended March 31, 2014 and 2013, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The balance sheets at March 31, 2014 and December 31, 2013 reflect amounts due currently to Oncor totaling $120 million and $135 million, respectively, (included in trade accounts and other payables to affiliates) largely related to these electricity delivery fees.

•
Notes receivable from EFH Corp. were payable to TCEH on demand (TCEH Demand Notes) and arose from cash loaned for debt principal and interest payments and other general corporate purposes of EFH Corp. The TCEH Demand Notes were guaranteed by EFIH and EFCH on a senior unsecured basis. The TCEH Demand Notes were pledged as collateral under the TCEH Senior Secured Facilities. In January 2013, EFIH used $680 million of the proceeds from its August 2012 debt issuance to pay a dividend to EFH Corp., which EFH Corp. used with cash on hand to repay the entire balance of the TCEH Demand Notes. The average daily balance of the TCEH Demand Notes totaled $233 million for the three months ended March 31, 2013. The TCEH Demand Notes carried interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income related to the TCEH Demand Notes totaled $3 million for the three months ended March 31, 2013.

•
EFCH has a demand note payable to EFH Corp., the proceeds from which were used to repay outstanding debt. The note totaled $106 million and $103 million at March 31, 2014 and December 31, 2013, respectively, and carried interest at a rate based on the one-month LIBOR rate plus 5.00%. Interest expense related to this note totaled $1 million for both the three months ended March 31, 2014 and 2013.

•
In the first quarter 2014, a cash contribution totaling $84 million was made to the retirement plan assets, of which $64 million was contributed by Oncor and $20 million was contributed by TCEH, resulting in the plan being fully funded as calculated under the provisions of ERISA. As a result of the Bankruptcy Filing, participants in the retirement plan who choose to retire would not be eligible for the lump sum payout option under the retirement plan unless the retirement plan is fully funded. The payment by TCEH was accounted for as an advance to EFH Corp. that will be settled as pension and OPEB expenses are allocated to TCEH in the normal course. The balance of the advance totaled $19 million at March 31, 2014, with $7 million recorded as a current asset and $12 million recorded as a noncurrent asset.

•
Receivables from affiliates are measured at historical cost and primarily have consisted of notes receivable for cash loaned to EFH Corp. for debt principal and interest payments and other general corporate purposes of EFH Corp. as discussed above. TCEH reviews economic conditions, counterparty credit scores and historical payment activity to assess the overall collectability of its affiliated receivables. There were no credit loss allowances at March 31, 2014 and December 31, 2013.

•
A subsidiary of EFH Corp. bills our subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges, which are settled in cash and primarily reported in SG&A expenses, totaled $56 million and $62 million for the three months ended March 31, 2014 and 2013, respectively. These amounts include allocated expense, which totaled $7 million and $10 million for the three months ended March 31, 2014 and 2013, respectively, for management fees owed by EFH Corp. to the Sponsor Group. Beginning in 2012, we reimburse a subsidiary of EFH Corp. for an allocated share of computer equipment purchased by the subsidiary. Amounts we paid in the three months ended March 31, 2014 and 2013 related to computer equipment totaled $180 thousand and $6 million, respectively, and were accounted for as an intangible asset to be amortized over the life of the equipment. Previously, the depreciation of such equipment was included in the administrative cost billings.

•
See Note 5 for discussion of a letter of credit issued by TCEH in 2014 to a subsidiary of EFH Corp. to secure its amounts payable to the subsidiary arising from recurring transactions in the normal course.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in investments in our balance sheet, will ultimately be sufficient to fund the actual future decommissioning liability, reported in noncurrent liabilities in our balance sheet. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended March 31, 2014 and 2013. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At March 31, 2014 and December 31, 2013, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $413 million and $400 million, respectively, reported in other noncurrent liabilities.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns that include our results; however, under a Federal and State Income Tax Allocation Agreement, our federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if we file our own corporate income tax return. As of March 31, 2014, we had current income tax liabilities of $27 million and noncurrent income tax liabilities of $535 million payable to EFH Corp. As of December 31, 2013, we had current income tax liabilities of $21 million and noncurrent income tax liabilities of $535 million payable to EFH Corp. We made no tax payments to EFH Corp. for the three months ended March 31, 2014 or 2013.

•
Certain transmission and distribution utilities in Texas have requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both March 31, 2014 and December 31, 2013, TCEH had posted letters of credit in the amount of $9 million for the benefit of Oncor.

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

•	Affiliates of GS Capital Partners were parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

•	As a result of debt repurchase and exchange transactions in 2009 through 2011, EFH Corp. and EFIH held TCEH debt securities at both March 31, 2014 and December 31, 2013 as follows (principal amounts):

Principal Amount
TCEH Senior Notes:
Held by EFH Corp.	$284
Held by EFIH	79
TCEH Term Loan Facilities:
Held by EFH Corp.	19
Total	$382

Interest expense on the notes totaled $10 million for both the three months ended March 31, 2014 and 2013.

See Notes 5 and 6 for discussion of guarantees and push down of certain EFH Corp. debt.

11. SUPPLEMENTARY FINANCIAL INFORMATION

Other Income

	Three Months Ended March 31,
	2014	2013
Other income:
Insurance/litigation settlements	$—	$2
All other	5	2
Total other income	$5	$4

Interest Expense and Related Charges

	Three Months Ended March 31,
	2014	2013
Interest paid/accrued (including net amounts settled/accrued under interest rate swaps)	$667	$676
Interest related to pushed down debt	1	3
Unrealized mark-to-market net gain on interest rate swaps	(64)	(148)
Amortization of interest rate swap losses at dedesignation of hedge accounting	(1)	2
Amortization of fair value debt discounts resulting from purchase accounting	2	2
Amortization of debt issuance, amendment and extension costs and discounts	65	65
Capitalized interest	(7)	(7)
Total interest expense and related charges	$663	$593

Restricted Cash

At March 31, 2014 and December 31, 2013, all restricted cash relates to TCEH's Letter of Credit Facility and has been classified as current in consideration of the Bankruptcy Filing. See Note 5 for discussion of letter of credit draws in 2014.

Trade Accounts Receivable

	March 31, 2014	December 31, 2013
Wholesale and retail trade accounts receivable	$639	$724
Allowance for uncollectible accounts	(17)	(14)
Trade accounts receivable — net	$622	$710

Gross trade accounts receivable at March 31, 2014 and December 31, 2013 included unbilled revenues of $209 million and $272 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Three Months Ended March 31,
	2014	2013
Allowance for uncollectible accounts receivable at beginning of period	$14	$9
Increase for bad debt expense	10	6
Decrease for account write-offs	(7)	(5)
Allowance for uncollectible accounts receivable at end of period	$17	$10

Inventories by Major Category

	March 31, 2014	December 31, 2013
Materials and supplies	$213	$216
Fuel stock	142	154
Natural gas in storage	18	29
Total inventories	$373	$399

Investments

	March 31, 2014	December 31, 2013
Nuclear plant decommissioning trust	$810	$791
Assets related to employee benefit plans, including employee savings programs, net of distributions	1	1
Land	37	37
Miscellaneous other	8	9
Total investments	$856	$838

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited by TCEH in the trust fund. Income and expense associated with the trust fund and the decommissioning liability are offset by a corresponding change in a receivable/payable (currently a payable reported in noncurrent liabilities) that will ultimately be settled through changes in Oncor's delivery fees rates (see Note 10). The nuclear decommissioning trust fund is not a debtor under the Bankruptcy Filing. A summary of investments in the fund follows:

	March 31, 2014
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$272	$10	$(2)	$280
Equity securities (c)	258	277	(5)	530
Total	$530	$287	$(7)	$810

	December 31, 2013
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$266	$8	$(4)	$270
Equity securities (c)	255	271	(5)	521
Total	$521	$279	$(9)	$791
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 3.91% and 3.96% at March 31, 2014 and December 31, 2013, respectively, and an average maturity of 5 years and 6 years at March 31, 2014 and December 31, 2013, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at March 31, 2014 mature as follows: $111 million in one to five years, $57 million in five to ten years and $112 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended March 31,
	2014	2013
Realized gains	$1	$—
Proceeds from sales of securities	$33	$41
Investments in securities	$(37)	$(45)

Property, Plant and Equipment

At March 31, 2014 and December 31, 2013, property, plant and equipment of $17.4 billion and $17.6 billion, respectively, is stated net of accumulated depreciation and amortization of $8.4 billion and $8.1 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the balance sheet, for the three months ended March 31, 2014:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2013	$390	$98	$36	$524
Additions:
Accretion	6	6	—	12
Reductions:
Payments	—	(22)	—	(22)
Adjustment to estimate of reclamation costs	—	(2)	—	(2)
Liability at March 31, 2014	396	80	36	512
Less amounts due currently	—	(66)	—	(66)
Noncurrent liability at March 31, 2014	$396	$14	$36	$446

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	March 31, 2014	December 31, 2013
Uncertain tax positions, including accrued interest	$204	$204
Asset retirement and mining reclamation obligations	446	440
Unfavorable purchase and sales contracts	583	589
Nuclear decommissioning cost over-recovery (Note 10)	413	400
Other, including retirement and other employee benefits	18	21
Total other noncurrent liabilities and deferred credits	$1,664	$1,654

Unfavorable Purchase and Sales Contracts – The amortization of unfavorable purchase and sales contracts totaled $6 million for both the three months ended March 31, 2014 and 2013. See Note 4 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2014	$24
2015	$23
2016	$23
2017	$23
2018	$23

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2014	2013
Cash payments related to:
Interest paid (a)	$500	$546
Capitalized interest	(7)	(7)
Interest paid (net of capitalized interest) (a)	$493	$539
Noncash investing and financing activities:
Effect of Parent's payment of interest, net of tax, on pushed down debt	$—	$18
Construction expenditures (b)	$27	$54
Reduction of debt pushed down from EFH Corp. (c)	$—	$(420)
Debt extension transactions	$—	$(340)
____________

(a)	Net of amounts received under interest rate swap agreements.

(b)	Represents end-of-period accruals.

(c)	For the three months ended March 31, 2013, represents $838 million principal amount of EFH Corp. debt exchanged (at 50%).

12. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

At March 31, 2014 TCEH and TCEH Finance, as Co-Issuers, had outstanding $5.237 billion aggregate principal amount of 10.25% Senior Notes Due 2015, 10.25% Senior Notes due 2015 Series B and Toggle Notes (collectively, the TCEH Senior Notes) and $1.571 billion aggregate principal amount of 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021 (Series B) (collectively, the TCEH Senior Secured Second Lien Notes). The TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes are unconditionally guaranteed by EFCH and by each subsidiary (all 100% owned by TCEH) that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes. The guarantees of the TCEH Senior Notes rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. The guarantees of the TCEH Senior Secured Second Lien Notes rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH's obligations under the TCEH Senior Secured Facilities, the TCEH Senior Secured Notes and TCEH's commodity and interest rate hedges that were secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral (see Note 5). All other subsidiaries of EFCH, either direct or indirect, do not guarantee the TCEH Senior Notes or TCEH Senior Secured Second Lien Notes (collectively the Non-Guarantors). The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain certain restrictions, subject to certain exceptions, on EFCH's ability to pay dividends or make investments. See Note 7.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" in order to present the condensed consolidating statements of income and of cash flows of EFCH (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors for the three months ended March 31, 2014 and 2013 and the condensed consolidating balance sheets at March 31 2014 and December 31, 2013 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, "Push Down Basis of Accounting Required in Certain Limited Circumstances," including the effects of the push down of $30 million of the EFH Corp. 10.875% Senior Notes and EFH Corp. 11.25%/12.00% Senior Toggle Notes to the Parent at both March 31, 2014 and December 31, 2013 and the TCEH Senior Notes, TCEH Senior Secured Notes, TCEH Senior Secured Second Lien Notes and TCEH Senior Secured Facilities to the Other Guarantors at March 31, 2014 and December 31, 2013 (see Note 5). TCEH Finance's sole function is to be the co-issuer of the certain TCEH debt securities; therefore, it has no other independent assets, liabilities or operations. Amounts reported as advances to affiliates arise from recurring intercompany transactions among EFCH, TCEH and TCEH’s subsidiaries in the normal course of business. In consideration of the Bankruptcy Filing, the ultimate settlement of the advances is uncertain and is dependent on the Chapter 11 plan ultimately approved. The advances may be cancelled as part of a recapitalization of the entities.

EFCH (parent entity) received no dividends/distributions from its consolidated subsidiaries for the three months ended March 31, 2014 and 2013.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
Condensed Consolidating Statements of Income (Loss)
Three Months Ended March 31, 2014
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,517	$—	$—	$1,517
Fuel, purchased power costs and delivery fees	—	—	(732)	—	—	(732)
Net loss from commodity hedging and trading activities	—	(53)	(166)	—	—	(219)
Operating costs	—	—	(214)	—	—	(214)
Depreciation and amortization	—	—	(327)	—	—	(327)
Selling, general and administrative expenses	—	(17)	(158)	(2)	—	(177)
Franchise and revenue-based taxes	—	—	(18)	—	—	(18)
Other income	—	—	3	2	—	5
Other deductions	—	—	(1)	—	—	(1)
Interest income	—	60	197	—	(257)	—
Interest expense and related charges	(3)	(862)	(613)	—	815	(663)
Income (loss) before income taxes	(3)	(872)	(512)	—	558	(829)
Income tax (expense) benefit	1	297	176	—	(190)	284
Equity earnings (losses) of subsidiaries	(543)	32	—	—	511	—
Net income (loss)	(545)	(543)	(336)	—	879	(545)
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	$(545)	$(543)	$(336)	$—	$879	$(545)

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(2)	$(464)	$171	$(4)	$—	$(299)
Cash flows – financing activities:
Notes/advances due to affiliates	3	203	—	—	(205)	1
Repayments/repurchases of debt	(1)	(186)	(4)	—	—	(191)
Contributions from noncontrolling interests	—	—	—	1	—	1
Cash provided by (used in) financing activities	2	17	(4)	1	(205)	(189)
Cash flows – investing activities:
Capital expenditures	—	—	(112)	—	—	(112)
Nuclear fuel purchases	—	—	(26)	—	—	(26)
Settlements of notes due from affiliates	—	—	(205)	—	205	—
Reduction of restricted cash related to TCEH Letter of Credit Facility		100	—		—	100
Other changes in restricted cash	—	—	185	—	—	185
Proceeds from sales of environmental allowances and credits	—	—	1	—	—	1
Purchases of environmental allowances and credits	—	—	(5)	—	—	(5)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	33	—	—	33
Investments in nuclear decommissioning trust fund securities	—	—	(37)	—	—	(37)
Other, net	—	—	5	—	—	5
Cash provided by (used in) investing activities	—	100	(161)	—	205	144
Net change in cash and cash equivalents	—	(347)	6	(3)	—	(344)
Cash and cash equivalents – beginning balance	—	725	16	5	—	746
Cash and cash equivalents – ending balance	$—	$378	$22	$2	$—	$402

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(1)	$(910)	$867	$30	$—	$(14)
Cash flows – financing activities:
Notes/advances due to affiliates	2	1,379	—	—	(1,379)	2
Repayments/repurchases of long-term debt	(1)	(4)	(11)	—	—	(16)
Net short-term borrowings under accounts receivable securitization program	—	—	—	7	—	7
Contributions from noncontrolling interests	—	—	—	1	—	1
Other, net	—	—	(2)	—	—	(2)
Cash provided by (used in) financing activities	1	1,375	(13)	8	(1,379)	(8)
Cash flows – investing activities:
Capital expenditures	—	—	(130)	(1)	—	(131)
Nuclear fuel purchases	—	—	(20)	—	—	(20)
Notes due from affiliates	—	—	(681)	—	1,379	698
Purchase of right to use certain computer-related assets from parent	—	—	(6)	—	—	(6)
Proceeds from sales of assets	—	—	1	—	—	1
Purchases of environmental allowances and credits	—	—	(5)	—	—	(5)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	41	—	—	41
Investments in nuclear decommissioning trust fund securities	—	—	(45)	—	—	(45)
Cash provided by (used in) investing activities	—	—	(845)	(1)	1,379	533
Net change in cash and cash equivalents	—	465	9	37	—	511
Cash and cash equivalents – beginning balance	—	1,115	15	45	—	1,175
Cash and cash equivalents – ending balance	$—	$1,580	$24	$82	$—	$1,686

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES Condensed Consolidating Balance Sheets March 31, 2014 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$378	$22	$2	$—	$402
Restricted cash	—	660	—	—	—	660
Advances to parent and affiliates	5	7	159	—	(164)	7
Trade accounts receivable – net	—	—	622	—	—	622
Income taxes receivable	—	—	119	—	(119)	—
Accounts receivable from affiliates	—	4	—	—	(4)	—
Inventories	—	—	373	—	—	373
Commodity and other derivative contractual assets	—	387	230	—	—	617
Accumulated deferred income taxes	—	117	33	—	(24)	126
Margin deposits related to commodity positions	—	—	122	—	—	122
Other current assets	—	5	70	—	(1)	74
Total current assets	5	1,558	1,750	2	(312)	3,003
Investments	(12,525)	23,668	872	8	(11,167)	856
Property, plant and equipment – net	—	—	17,415	3	—	17,418
Advances to parent and affiliates	—	12	9,631	—	(9,631)	12
Goodwill	—	3,952	—	—	—	3,952
Identifiable intangible assets – net	—	—	1,687	—	—	1,687
Commodity and other derivative contractual assets	—	—	10	—	—	10
Accumulated deferred income taxes	—	384	—	14	(398)	—
Other noncurrent assets, primarily unamortized debt amendment and issuance costs	—	718	727	—	(714)	731
Total assets	$(12,520)	$30,292	$32,092	$27	$(22,222)	$27,669

LIABILITIES AND MEMBERSHIP INTERESTS
Borrowings under credit and other facilities	$—	$2,054	$2,054	$—	$(2,054)	$2,054
Notes/advances from affiliates	—	9,795	—	—	(9,795)	—
Debt held by affiliates	—	382	—	—	—	382
Notes, loans and other debt	95	29,436	28,753	—	(28,665)	29,619
Trade accounts payable	—	2	314	—	—	316
Trade accounts and other payables to affiliates	—	—	167	3	(4)	166
Notes payable to parent	106	—	—	—	—	106
Commodity and other derivative contractual liabilities	—	948	338	—	—	1,286

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES Condensed Consolidating Balance Sheets March 31, 2014 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Margin deposits related to commodity positions	$—	$201	$3	$—	$—	$204
Accumulated deferred income taxes	24	—	—	—	(24)	—
Accrued income taxes payable to parent	1	145	—	—	(119)	27
Accrued taxes other than income	—	—	44	—	—	44
Accrued interest	3	583	467	—	(466)	587
Other current liabilities	—	—	196	—	—	196
Total current liabilities	229	43,546	32,336	3	(41,127)	34,987
Accumulated deferred income taxes	56	—	2,629	—	606	3,291
Liability to EFH Corp. under the Federal and State Income Tax Allocation Agreement	(5)	(754)	1,294	—	—	535
Other noncurrent liabilities and deferred credits	8	25	1,631	—	—	1,664
Total liabilities	288	42,817	37,890	3	(40,521)	40,477
EFCH membership interests	(12,808)	(12,525)	(5,798)	24	18,299	(12,808)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total membership interests	(12,808)	(12,525)	(5,798)	24	18,299	(12,808)
Total liabilities and membership interests	$(12,520)	$30,292	$32,092	$27	$(22,222)	$27,669

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES Condensed Consolidating Balance Sheets December 31, 2013 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$725	$16	$5	$—	$746
Restricted cash	—	945	—	—	—	945
Advances to affiliates	5	—	191	—	(196)	—
Trade accounts receivable – net	—	—	710	—	—	710
Income taxes receivable	—	—	240	—	(240)	—
Accounts receivable from affiliates	—	8	—	—	(8)	—
Inventories	—	—	399	—	—	399
Commodity and other derivative contractual assets	—	551	233	—	—	784
Accumulated deferred income taxes	—	117	28	—	(24)	121
Margin deposits related to commodity positions	—	—	93	—	—	93
Other current assets	—	4	46	—	—	50
Total current assets	5	2,350	1,956	5	(468)	3,848
Investments	(11,983)	23,638	853	8	(11,678)	838
Property, plant and equipment – net	—	—	17,646	3	—	17,649
Advances to affiliates	—	—	9,396	—	(9,396)	—
Goodwill	—	3,952	—	—	—	3,952
Identifiable intangible assets – net	—	—	1,717	—	—	1,717
Commodity and other derivative contractual assets	—	—	4	—	—	4
Accumulated deferred income taxes	—	201	—	14	(215)	—
Other noncurrent assets, principally unamortized amendment/issuance costs	—	776	787	—	(773)	790
Total assets	$(11,978)	$30,917	$32,359	$30	$(22,530)	$28,798
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Borrowings under credit and other facilities	$—	$2,054	$2,054	$—	$(2,054)	$2,054
Notes/advances from affiliates	—	9,592	—	—	(9,592)	—
Debt held by affiliates	—	382	—	—	—	382
Notes, loans and other debt	96	29,612	28,750	—	(28,658)	29,800
Trade accounts payable	—	3	378	—	—	381
Trade accounts and other payables to affiliates	—	—	169	3	(8)	164
Notes payable to parent	103	—	—	—	—	103
Commodity and other derivative contractual liabilities	—	1,012	263	—	—	1,275

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES Condensed Consolidating Balance Sheets December 31, 2013 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Margin deposits related to commodity positions	$—	$299	$3	$—	$—	$302
Accumulated deferred income taxes	24	—	—	—	(24)	—
Accrued income taxes payable to parent	2	259	—	—	(240)	21
Accrued taxes other than income	—	—	120	—	—	120
Accrued interest	1	416	312	—	(310)	419
Other current liabilities	—	—	272	—	—	272
Total current liabilities	226	43,629	32,321	3	(40,886)	35,293
Accumulated deferred income taxes	62	—	2,748	—	772	3,582
Notes or other liabilities due affiliates	—	—	2	—	—	2
Liability to EFH Corp. under the Federal and State Income Tax Allocation Agreement	(5)	(754)	1,294	—	—	535
Other noncurrent liabilities and deferred credits	8	25	1,620	—	1	1,654
Total liabilities	291	42,900	37,985	3	(40,113)	41,066
EFCH membership interests	(12,269)	(11,983)	(5,626)	26	17,583	(12,269)
Noncontrolling interests in subsidiaries	—	—	—	1	—	1
Total membership interests	(12,269)	(11,983)	(5,626)	27	17,583	(12,268)
Total liabilities and membership interests	$(11,978)	$30,917	$32,359	$30	$(22,530)	$28,798

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements.

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

In 2013, EFH Corp. began to engage in discussions with certain creditors, including TCEH creditors, with respect to proposed changes to its capital structure. In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (the Restructuring Support and Lock-Up Agreement) with various stakeholders in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization (the Restructuring Plan).

Restructuring Support and Lock-Up Agreement — General — In anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors, Texas Holdings and its general partner Texas Energy Future Capital Holdings LLC (TEF and, together with Texas Holdings, the Consenting Interest Holders) and the Consenting Creditors entered into the Restructuring Support and Lock-Up Agreement in order to effect an agreed upon restructuring of the Debtors through the Restructuring Plan.

Pursuant to the Restructuring Support and Lock-Up Agreement, the Consenting Interest Holders and Consenting Creditors agreed, subject to the terms and conditions contained in the Restructuring Support and Lock-Up Agreement, to support the Debtors' proposed financial restructuring (the Restructuring Transactions), and further agreed to limit certain transfers of any ownership (including any beneficial ownership) in the equity interests of or claims held against the Debtors, including any such interests or claims acquired after executing the Restructuring Support and Lock-Up Agreement.

Material Restructuring Terms

The Restructuring Support and Lock-Up Agreement along with the accompanying term sheet sets forth the material terms of the Restructuring Transactions pursuant to which, in general:

TCEH First Lien Secured Claims

As a result of the Restructuring Transactions, holders of TCEH first lien secured claims will receive, among other things, their pro rata share of (i) 100% of the equity of newly reorganized TCEH (Reorganized TCEH) consummated through a tax-free spin (in accordance with the Private Letter Ruling described below) in connection with TCEH's emergence from bankruptcy and (ii) all of the net cash from the proceeds of the issuance of new long-term secured debt of Reorganized TCEH.

TCEH Unsecured Claims

As a result of the Restructuring Transactions, holders of general unsecured claims against EFCH, TCEH and its subsidiaries (including TCEH first lien deficiency claims, TCEH second lien claims and TCEH unsecured note claims) will receive their pro rata share of the unencumbered assets of TCEH.

EFIH First Lien Settlement

Pursuant to the Restructuring Support Agreement, certain holders of EFIH 6.875% Notes and EFIH 10% Notes (such holders, the RSA EFIH First Lien Note Parties) have agreed to voluntary settlements with respect to EFIH’s and EFIH Finance’s obligations under the EFIH First Lien Notes held by such RSA EFIH First Lien Note Parties. Under the terms of the settlement, each such RSA EFIH First Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 5 to Financial Statements) equal to the greater of (a) 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include the original issue discount on the loans under the EFIH First Lien DIP Facility) or (b) 104% of the principal amount of, plus accrued and unpaid interest at the non-default rate on, the EFIH First Lien Notes, as adjusted by the original issue price discount paid on the loans under the EFIH First Lien DIP Facility in connection with the initial lender syndication of the EFIH First Lien DIP Facility (such settlement, the EFIH First Lien Settlement). The Debtors plan to file a motion seeking the Bankruptcy Court's approval of the EFIH First Lien Settlement.

On May 6, 2014, EFIH commenced an offer to the remaining holders of the EFIH First Lien Notes to participate in the EFIH First Lien Settlement; provided however, such EFIH First Lien Note holders agree to accept as payment in full of any claims arising out of such holders' EFIH First Lien Notes an amount of loans under the EFIH First Lien DIP Facility (as discussed in Note 5 to Financial Statements) equal to 105% of the principal amount on the EFIH First Lien Notes plus 101% of the accrued and unpaid interest at the non-default rate on such principal (which amount will be deemed to include original issue discount on the loans under the EFIH First Lien DIP Facility). During the early portion of the Chapter 11 Cases, EFIH expects to initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH First Lien Notes not a party to the EFIH First Lien Settlement (non-settling EFIH First Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH First Lien Notes.

Following the completion of the EFIH First Lien Settlement offer, Non-Settling EFIH First Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH First Lien DIP Facility in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH First Lien DIP Facility, at the non-default rate of such holder's claim (not including any premiums, fees, or claims relating to the repayment of the EFIH First Lien Notes).

The EFIH First Lien Settlement and the EFIH Second Lien Settlement will not be consummated unless, among other things, the Bankruptcy Court approves the EFIH First Lien DIP Facility, the EFIH First Lien Settlement, the EFIH Second Lien DIP Facility and the EFIH Second Lien Settlement.

EFIH First Lien DIP Facility

On April 28, 2014, EFIH and certain proposed lenders entered into a commitment letter to provide a $5.4 billion first-lien DIP facility as described in Note 5 to Financial Statements (the EFIH First Lien DIP Facility). As a result of certain parties agreeing to exchange their EFIH First Lien Notes and/or EFIH Second Lien Notes, as applicable, and to provide certain back stop commitments (as described immediately below) under and pursuant to the terms of the Restructuring and Lock-Up Support Agreement, that commitment amount has been significantly reduced. As of May 6, 2014, the initial lenders' commitment amount under the EFIH First Lien DIP Facility has been reduced from $5.4 billion to $1.85 billion. In addition, the commitment would be further reduced by an amount of loans under the EFIH First Lien DIP Facility required to consummate the transactions contemplated by the EFIH First Lien Settlement. Any such reduction in commitments that occurs on or before the early participation date in the offer to participate in the EFIH First Lien Settlement will reduce the fees earned by the commitment parties under the commitment letter. In no event will the aggregate amount of the loans EFIH First Lien DIP Facility exceed $5.4 billion.

Certain holders of EFIH First Lien Notes that signed the Restructuring Support and Lock-Up Agreement have provided backstop commitments to the EFIH First Lien DIP Facility in the amount of $1.7 billion. Receipt of proceeds of such commitments is subject to the satisfaction or waiver of the conditions precedent of the EFIH First Lien DIP Facility, including the rights of a backstop commitment party to approve certain matters and the payment of backstop commitment fees to such significant holders in a range of 1.00% to 1.75% of their respective backstop commitment. A certain backstop party will provide a $50 million commitment on the terms set forth in the EFIH First Lien DIP Facility, including original issue discount, but not including commitment fees.

The initial lenders intend that the EFIH First Lien DIP Facility will be fully syndicated. Syndication may result in certain limited changes to the terms of the EFIH First Lien DIP Facility that make it more favorable to the lenders.

EFIH Second Lien Settlement

Pursuant to the Restructuring Support Agreement, certain holders of each of the EFIH 11% Notes and EFIH 11.75% Notes (such holders, the EFIH Second Lien Note Parties) have agreed to voluntary settlements with respect to EFIH's and EFIH Finance's obligations under the EFIH Second Lien Notes held by the EFIH Second Lien Note Parties. Under the terms of the settlement, each EFIH Second Lien Note Party has agreed to accept as payment in full of any claims arising out of its EFIH Second Lien Notes, its pro rata share of an amount in cash equal to (i) 100% of the principal, plus accrued and unpaid interest at the non-default rate on such principal, of EFIH Second Lien Notes held by such EFIH Second Lien Party plus (ii) 50% of the aggregate amount of any claim derived from or based upon make-whole or other similar provisions under the EFIH 11% Notes or EFIH 11.75% Notes (such settlement, the EFIH Second Lien Settlement). The Debtors plan to file a motion seeking the Bankruptcy Court's approval of the EFIH Second Lien Settlement.

EFIH expects to commence an offer to the remaining holders of the EFIH Second Lien Notes to participate in the EFIH Second Lien Settlement. During the early portion of the Chapter 11 Cases, EFIH expects to initiate litigation to obtain entry of an order from the Bankruptcy Court disallowing the claims of holders of EFIH Second Lien Notes not a party to the EFIH Second Lien Settlement (non-settling EFIH Second Lien Note Holders) derived from or based upon make-whole or other similar payment provisions under the EFIH Second Lien Notes.

Following the completion of the EFIH Second Lien Settlement offer, Non-Settling EFIH Second Lien Note Holders will receive their pro rata share of cash from the proceeds of the EFIH Second Lien DIP Facility (as described below) in an amount equal to the principal plus accrued and unpaid interest through the closing of the EFIH Second Lien DIP Facility, at the non-default rate of such holder’s claim (not including any premiums, fees, or claims relating to the repayment of the EFIH Second Lien Notes).

EFIH Second Lien DIP Notes Offering

During the early portion of the Chapter 11 Cases, EFIH and EFIH Finance expect to offer (the EFIH Second Lien DIP Notes Offering) to all holders as of a specified record date of EFIH Unsecured Notes the right to purchase up to its pro rata share of $1.73 billion aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-1 Notes due 2016 (EFIH Second Lien DIP Tranche A-1 Notes). Concurrently with the EFIH Second Lien DIP Notes Offering, EFIH and EFIH Finance will also offer (the concurrent offering) to a significant EFIH Second Lien Note Party the right to purchase up to $170 million aggregate principal amount of 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-3 Notes due 2016 (EFIH Second Lien DIP Tranche A-3 Notes). If such significant EFIH Second Lien Note Party elects to participate in the offering, EFIH will pay such party $11.3 million. To the extent the Backstop Parties are required to purchase any notes in the offering pursuant to the terms of the Commitment Letter (as described below), such notes will be 8% Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche A-2 Notes due 2016 (EFIH Second Lien DIP Tranche A-2 Notes). The EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes are expected to have the same terms and conditions (other than (i) the ability to trade as a single tranche, (ii) the EFIH Second Lien Tranche A-1 Notes will trade together with the corresponding EFIH Unsecured Notes and (iii) the EFIH Second Lien Tranche A-2 Notes and EFIH Second Lien Tranche A-3 Notes will not trade together with any other notes).

Backstop Commitment

In connection with the execution of the Restructuring Support and Lock-Up Agreement, certain holders of the EFIH Unsecured Notes (the Backstop Parties) entered into a commitment letter with EFH Corp. and EFIH, dated April 29, 2014 (the Commitment Letter), pursuant to which such holders committed, severally and not jointly, up to $1.9 billion in available funds (the Backstop Commitment) to purchase EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes offering. Any EFIH Second Lien DIP Notes not sold in the EFIH Second Lien DIP Notes offering will be purchased by the Backstop Parties, pro rata in proportion to their respective share of the Backstop Commitment. If any Backstop Party fails to satisfy its obligation to purchase its pro rata share of the unpurchased notes, the other Backstop Parties would have the right, but not the obligation, to purchase such unpurchased notes. The obligations under the Commitment Letter are not subject to the approval of the Oncor TSA Amendment (as described below) by the Bankruptcy Court.

Under the Commitment Letter and in consideration of the Backstop Commitment, EFIH agreed to pay the Backstop Parties a commitment fee consisting of approximately (i) a $10 million execution fee that was paid to the Backstop Parties concurrently with the execution of the Commitment Letter, (ii) a $10 million approval fee to be paid within five days of the issuance of an order by the Bankruptcy Court authorizing the EFIH First Lien Settlement, the EFIH Second Lien Settlement, and the performance by EFH Corp. and EFIH under the Commitment Letter, (iii) a $20 million funding fee to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering and (iv) a fee equal to $95 million payable in the form of Non-Interest Bearing Mandatorily Convertible Second Lien Subordinated Secured DIP Financing Tranche B Notes due 2016 (EFIH Second Lien DIP Tranche B Notes and, together with the EFIH Second Lien DIP Tranche A-1 Notes, the EFIH Second Lien DIP Tranche A-2 Notes and the EFIH Second Lien DIP Tranche A-3 Notes, the EFIH Second Lien DIP Notes) to be paid concurrently with the consummation of the EFIH Second Lien DIP Notes Offering to holders of EFIH Unsecured Notes and the concurrent offering.

In the event the EFIH Second Lien DIP Notes are repaid in cash prior to the effective date of the plan of reorganization (Effective Date) without the consent of certain creditors, EFIH agreed to pay the Backstop Parties a termination fee of $380 million. In addition, if EFIH seeks to consummate an alternative transaction that delivers equal or greater value to EFIH than the transactions contemplated by the Restructuring Support and Lock-Up Agreement, EFIH agreed to pay the holders of EFIH Second Lien DIP Notes a break-up fee of approximately $57 million.

EFIH Unsecured Claims and EFH Corp. Unsecured Claims

On the Effective Date, all of the EFIH Unsecured Notes and EFH Corp. Unsecured Notes will be canceled. In full satisfaction of all general unsecured claims against EFIH and all general unsecured claims against EFH Corp., (i) each holder of a general unsecured claim against EFIH will receive its pro rata share of 98.0% of the equity interests of newly reorganized EFH Corp. (Reorganized EFH Corp.) (subject to dilution by the Equity Conversion as described below) and (ii) each holder of a general unsecured claim against EFH Corp. will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion) and the right to purchase up to 9% of the equity interests in Reorganized EFH Corp. from certain holders of EFIH Second Lien DIP Notes.

Holders of general unsecured claims against EFH Corp. will also receive on the Effective Date their pro rata share of either (A) if the Oncor TSA Amendment (described below) has then been approved, (1) $55 million in cash from EFIH, provided, however, that if the Oncor tax payments received by EFIH under the Oncor TSA Amendment through the Effective Date are less than 80% of projected amounts, the $55 million payment will be reduced on a dollar for dollar basis by the amount of such shortfall, and (2) cash on hand at EFH Corp. (not including the settlement payment in clause (1) hereof); or (B) if the Oncor TSA Amendment has not then been approved, all assets of EFH Corp., including cash on hand but excluding the equity interests in EFIH.

EFH Corp. Equity Interests

On the Effective Date, all of the equity interests in EFH Corp. (EFH Corp. Interests) will be canceled. In full satisfaction of the claims under the EFH Corp. Interests, each holder of EFH Corp. Interests will receive its pro rata share of 1.0% of the equity interests of Reorganized EFH Corp. (subject to dilution by the Equity Conversion).

Equity Conversion

On the Effective Date, the EFIH Second Lien DIP Notes will, subject to certain conditions, automatically convert (Equity Conversion) on a pro rata basis into approximately 64% of the equity interests of Reorganized EFH Corp., subject to adjustment based on the principal amount of the EFIH Second Lien DIP Notes.

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

If the Bankruptcy Court has not approved the Oncor TSA Amendment within 90 days after the Petition Date, the interest rate on the interest bearing EFIH Second Lien DIP Tranche A Notes (but not the EFIH Second Lien DIP Tranche B Notes) will increase by 4.0% with such additional interest to be paid-in-kind (compounded quarterly) until such approval is received from the Bankruptcy Court. If the Bankruptcy Court has not approved the Oncor TSA Amendment by April 29, 2015, each holder of EFIH Second Lien DIP Notes (including the non-interest bearing EFIH Second Lien DIP Tranche B Notes) will receive additional EFIH Second Lien DIP Notes equal to 10.0% of the amount of EFIH Second Lien DIP Notes held by such holder.

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

•
holders of certain EFH Corp. Nonguaranteed Notes (EFH Corp. 5.55% Series P Senior Notes due 2014, the EFH Corp. 6.50% Series Q Senior Notes due 2024, the EFH Corp. 6.55% Series R Senior Notes due 2034, the EFH Corp. 9.75% Fixed Senior Notes due 2019, and the EFH Corp. 10% Fixed Senior Notes due 2020) will have received not less than 37.15% in value for their respective claims under the plan of reorganization;

•
immediately following the distribution by TCEH described above under the heading "Private Letter Ruling", the aggregate tax basis, for federal income tax purposes, of the assets held by Reorganized TCEH will be equal to a specified minimum amount of aggregate tax basis, and the step-up in aggregate tax basis will be no less than $2.1 billion;

•	the receipt of requisite regulatory approvals;

•	the receipt of the Private Letter Ruling, and

•	the receipt of requisite approvals by the Bankruptcy Court.

Termination

The Restructuring Support and Lock-Up Agreement may be terminated upon the occurrence and continuation of certain events described in the Restructuring Support and Lock-Up Agreement.

Operation and Implications of the Chapter 11 Cases — The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities, described below), the Bankruptcy Court's approval of the Restructuring Plan or another Chapter 11 plan and our ability to successfully implement the Restructuring Plan or another Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Restructuring Plan or another Chapter 11 plan could materially change and may impact the amounts and classifications of assets and liabilities reported in our consolidated financial statements.

Financing During the Chapter 11 Cases — See Note 5 to Financial Statements for discussion of the TCEH DIP Facility, which provides up to $4.5 billion in senior secured, super-priority financing, the EFIH First Lien DIP Facility, which is expected to provide $5.4 billion in senior secured, super-priority financing and the EFIH Second Lien DIP Facility, which is expected to provide $1.9 billion in secured, super-priority financing.

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

In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan, which will enable each of the Debtors to transition from the Chapter 11 Cases into reorganized companies conducting ordinary course operations outside of bankruptcy. In connection with an exit from bankruptcy, TCEH and EFIH will require a new credit facility, or "exit financing." TCEH's and EFIH's ability to obtain such approval, and TCEH's and EFIH's ability to obtain such financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases.

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

Significant Bankruptcy Court Actions — On May 1 and 2, 2014 at the first-day hearings of the Chapter 11 Cases, the Bankruptcy Court issued certain interim orders relating to the Debtors' businesses. These orders authorized the Debtors to, among other things, enter into the TCEH DIP Facilities (described in Note 5), pay certain prepetition employee and retiree expenses and benefits, use their existing cash management system, maintain and administer customer programs primarily at TXU Energy, pay certain critical vendors, perform under certain prepetition hedging and trading arrangements and pay certain prepetition taxes and related fees. In addition, during the first-day hearings, the Bankruptcy Court set June 5 and 6, 2014 as the date for the second-day hearings in the Chapter 11 Cases. We expect that at the second-day hearings the Bankruptcy Court will consider issuing final orders related to the matters approved in the interim orders as well as certain other related matters. These orders are significant because they allow us to operate our businesses in the normal course.

Natural Gas Hedging Program — In previous years TCEH had entered into long-term market transactions involving natural gas-related financial instruments designed to mitigate the effect of natural gas price changes on future electricity revenues. With the remaining natural gas hedging positions in this portfolio at March 31, 2014, TCEH had effectively sold forward approximately 111 million MMBtu of natural gas (equivalent to the natural gas exposure of approximately 13,000 GWh at an assumed 8.5 market heat rate) for the period April 1, 2014 through December 31, 2014 at a weighted average annual hedge price of $7.80 per MMBtu.

The natural gas positions have resulted in realized and unrealized net gains (losses), reported in net gain (loss) from commodity hedging and trading activities, as follows:

	Three Months Ended March 31,
	2014	2013
Realized net gains	$113	$256
Unrealized net losses including reversals of previously recorded amounts related to positions settled	(164)	(366)
Total	$(51)	$(110)

The cumulative unrealized mark-to-market net gain related to the natural gas hedging positions totaled $387 million and $551 million at March 31, 2014 and December 31, 2013, respectively. The decline reflected settlements of maturing positions and the effect of higher natural gas prices.

These instruments are deemed to be "forward contracts" under the Bankruptcy Code. The Bankruptcy Filing constituted an event of default under the natural gas hedging agreements, and in accordance with the contractual terms, counterparties terminated the hedging positions secured by a first-lien interest in the same assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes shortly after the Bankruptcy Filing. These positions represented substantially all of the positions in the program. See discussion below regarding termination of interest rate swaps with the same counterparties and related contractual netting arrangements.

Overall Hedged Position — Taking together forward wholesale and retail electricity sales with all hedging positions, at March 31, 2014 and December 31, 2013, we had effectively hedged an estimated 78% and 95%, respectively, of the price exposure, on a natural gas equivalent basis, related to our expected generation output for 2014 (assuming an 8.5 market heat rate). The majority of our hedges are financial natural gas positions and included those positions entered into in previous years as discussed above as well as more recent short-term hedges. The decline in the overall hedged position was primarily due to a reduction in the short-term hedge portfolio. The overall hedged position reflecting the termination of the natural gas hedging positions, additional forward sales and other changes in the hedge portfolio reflecting new positions and maturities since March 31, 2014 is approximately 52%.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices, market heat rates and diesel fuel prices on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on our unhedged position and forward prices at April 30, 2014, which for natural gas reflects estimates of electricity generation less amounts under existing wholesale and retail sales contracts and amounts related to hedging positions. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract. The sensitivity with respect to natural gas reflects the termination of hedging agreements by the counterparties shortly after the Bankruptcy Filing.

	Balance 2014	2015
$1.00/MMBtu change in natural gas price (a)(b)	$ ~158	$ ~400
0.1/MMBtu/MWh change in market heat rate (c)	$ ~10	$ ~27
$1.00/gallon change in diesel fuel price	$ ~2	$ ~37
___________

(a)	Balance of 2014 is from June 1, 2014 through December 31, 2014.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 75% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at April 30, 2014.

CEH Interest Rate Swap Transactions — TCEH has employed interest rate swaps to hedge exposure to its variable rate debt. As reflected in the table below, at March 31, 2014, TCEH had entered into the following series of interest rate swap transactions that effectively fixed the interest rates at between 5.5% and 9.3%:

Fixed Rates			Expiration Dates	Notional Amount
5.5%	-	9.3%	October 2014	$18.077	billion (a)
6.8%	-	9.0%	October 2015 through October 2017	$12.600	billion (b)
___________

(a)
Swaps related to an aggregate $1.5 billion principal amount of debt expired in 2014. Per the terms of the transactions, the notional amount of swaps entered into in 2011 grew by $1.388 billion in 2014, substantially offsetting the expired swaps.

(b)
These swaps were effective from October 2014 through October 2017. The $12.6 billion notional amount of swaps included $3 billion that expire in October 2015 with the remainder expiring in October 2017.

TCEH had also entered into interest rate basis swap transactions that further reduced the fixed borrowing costs achieved through the interest rate swaps. Basis swaps in effect at March 31, 2014 totaled $1.05 billion notional amount. The remaining basis swaps had expiration dates in August 2014.

The interest rate swaps have resulted in realized and unrealized net gains (losses), reported in interest expense and related charges, as presented in the table below.

	Three Months Ended March 31,
	2014	2013
Realized net loss	$(145)	$(151)
Unrealized net gain including reversals of previously recorded amounts related to settled positions	64	148
Total	$(81)	$(3)

The cumulative unrealized mark-to-market net liability related to all TCEH interest rate swaps totaled $1.252 billion and $1.363 billion (both before nonperformance risk adjustment) at March 31, 2014 and December 31, 2013, respectively. The decline in the net liability reflected settlements of maturing swaps, partially offset by the effect of lower interest rates.

These instruments are deemed to be "forward contracts" under the Bankruptcy Code. The Bankruptcy Filing constituted an event of default under the interest rate swap agreements, and in accordance with the contractual terms, the counterparties terminated all the TCEH agreements shortly after the Bankruptcy Filing. All of the TCEH interest rate swaps were secured by a first-lien interest in the same assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes.

Net First-Lien Liability for Terminated Natural Gas Hedging Positions and Interest Rate Swaps — Entities with a first-lien security interest included counterparties to both our natural gas hedging positions and interest rate swaps, which had entered into master agreements that provided for netting and setoff of amounts related to these positions, as well as counterparties to only our interest rate swaps. While the amount has not yet been finalized, the preliminary estimate of the net settlement liability upon termination of the natural gas hedges and the interest rate swaps totals approximately $1.2 billion. The estimated net liability is subject to the terms of settlement of TCEH's first-lien claims ultimately approved by the Bankruptcy Court. See Note 2 to Financial Statements for discussion of the Restructuring Support and Lock-Up Agreement.

Environmental Matters — See Note 6 to Financial Statements for a discussion of the CSAPR and other EPA actions as well as related litigation.

RESULTS OF OPERATIONS
Sales Volume and Customer Count Data

	Three Months Ended March 31,		% Change
	2014	2013
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	5,174	4,605	12.4%
Small business (a)	1,268	1,190	6.6%
Large business and other customers	2,271	2,318	(2.0)%
Total retail electricity	8,713	8,113	7.4%
Wholesale electricity sales volumes (b)	9,803	9,069	8.1%
Total sales volumes	18,516	17,182	7.8%

Average volume (kilowatt-hours) per residential customer (c)	3,424	2,964	15.5%

Weather (North Texas average) – percent of normal (d):
Heating degree days	118.9%	93.5%	27.2%

Customer counts:
Retail electricity customers (end of period, in thousands) (e):
Residential	1,506	1,546	(2.6)%
Small business (a)	173	176	(1.7)%
Large business and other customers	17	18	(5.6)%
Total retail electricity customers	1,696	1,740	(2.5)%
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended March 31,		% Change
	2014	2013
Operating revenues:
Retail electricity revenues:
Residential	$683	$597	14.4%
Small business (a)	162	157	3.2%
Large business and other customers	160	161	(0.6)%
Total retail electricity revenues	1,005	915	9.8%
Wholesale electricity revenues (b)(c)	428	275	55.6%
Amortization of intangibles (d)	6	5	20.0%
Other operating revenues	78	65	20.0%
Total operating revenues	$1,517	$1,260	20.4%

Net loss from commodity hedging and trading activities:
Realized net gains on settled positions	$35	$296
Unrealized net losses	(254)	(493)
Total	$(219)	$(197)
____________

(a)	Customers with demand of less than 1 MW annually.

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

	Three Months Ended March 31,
	2014	2013
Reported in revenues	$—	$(1)
Reported in fuel and purchased power costs	4	7
Net gain	$4	$6

(c)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended March 31,		% Change
	2014	2013
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$42	$44	(4.5)%
Fuel for lignite/coal facilities	214	194	10.3%
Total nuclear and lignite/coal facilities	256	238	7.6%
Fuel for natural gas facilities and purchased power costs (a)	86	53	62.3%
Amortization of intangibles (b)	9	10	(10.0)%
Other costs	72	49	46.9%
Fuel and purchased power costs	423	350	20.9%
Delivery fees	309	286	8.0%
Total	$732	$636	15.1%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$8.39	$8.48	(1.1)%
Lignite/coal facilities (c)	$21.07	$20.78	1.4%
Natural gas facilities and purchased power (d)	$53.26	$46.01	15.8%

Delivery fees per MWh	$35.40	$35.08	0.9%

Production and purchased power volumes (GWh):
Nuclear facilities	5,066	5,231	(3.2)%
Lignite/coal facilities (e)	12,414	11,286	10.0%
Total nuclear and lignite/coal facilities	17,480	16,517	5.8%
Natural gas facilities	192	55	—%
Purchased power (f)	844	610	38.4%
Total energy supply volumes	18,516	17,182	7.8%

Capacity factors:
Nuclear facilities	102.0%	105.3%	(3.1)%
Lignite/coal facilities (e)	71.7%	65.2%	10.0%
Total	78.5%	74.2%	5.8%
____________

(a)	See note (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

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

(e)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal-fueled units totaling 3,740 GWh and 4,350 GWh for the three months ended March 31, 2014 and 2013, respectively.

(f)	Includes amounts related to line loss and power imbalances.

Financial Results — Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating revenues increased $257 million, or 20%, to $1.517 billion in 2014.

Retail electricity revenues increased $90 million, or 10%, to $1.005 billion in 2014 reflecting a $68 million increase in sales volumes and $22 million in higher average prices. Sales volumes increased 7%. Residential volumes increased 12% reflecting colder winter weather, partially offset by a 3% decrease in customer counts. Business markets volumes increased 1% reflecting changes in customer mix, partially offset by lower customer counts. Overall average retail pricing increased 2% reflecting higher residential pricing due to higher wholesale electricity prices.

Wholesale electricity revenues increased $153 million, or 56%, to $428 million in 2014 reflecting a $132 million increase due to higher average prices and a $21 million increase in sales volumes. Higher average prices reflected an increase in natural gas prices. Wholesale sales volumes increased 8% reflecting higher weather-related electricity demand and increased generation volumes.

Fuel, purchased power costs and delivery fees increased $96 million to $732 million in 2014. Lignite/coal fuel costs increased $20 million driven by higher generation volumes and lower lignite in the fuel blend, partially offset by lower western coal prices. Purchased power costs increased $20 million and fuel costs for natural gas generation facilities increased $12 million, both reflecting the effect of colder winter weather on electricity demand. Delivery fees increased $23 million reflecting higher retail volumes and rates.

A 10% increase in lignite/coal fueled generation volumes reflected fewer planned outages and lower economic backdown due to higher wholesale electricity prices. A 3% decrease in nuclear fueled generation volumes reflected an unplanned outage in 2014.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $219 million and $197 million in net losses for the three months ended March 31, 2014 and 2013, respectively, and includes the natural gas hedging positions discussed above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program," as well as other hedging positions.

	Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$40	$(257)	$(217)
Trading positions	(5)	3	(2)
Total	$35	$(254)	$(219)

	Three Months Ended March 31, 2013
	Net Realized Gains	Net Unrealized Losses	Total
Hedging positions	$295	$(481)	$(186)
Trading positions	1	(12)	(11)
Total	$296	$(493)	$(197)

The decreases in net realized gains and unrealized losses reflected lower volumes and prices of maturing natural gas hedging positions. In addition, unrealized losses related to hedging positions in both periods reflected the effect of increased natural gas prices on the valuations of unsettled positions.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $4 million and $6 million in net gains in 2014 and 2013, respectively (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs decreased $15 million, or 7%, to $214 million in 2014. The decrease was driven by lower maintenance and other costs at lignite/coal fueled generation units due to fewer planned outages in 2014.

Depreciation and amortization expenses decreased $17 million, or 5%, to $327 million reflecting increased useful lives of assets at lignite/coal fueled generation units.

SG&A expenses increased $19 million, or 12%, to $177 million in 2014 reflecting $11 million in higher employee compensation and benefit costs, $4 million in higher legal and consulting costs associated with our debt restructuring initiatives and $4 million in higher retail bad debt expense.

Interest expense and related charges increased $70 million, or 12%, to $663 million in 2014. The increase was driven by $84 million in lower unrealized mark-to-market net gains on interest rate swaps, which reflected a $47 million decrease in the nonperformance risk adjustment related to interest rate swaps as discussed in Note 8 to Financial Statements, as well as the effect of lower interest rates.

Income tax benefit totaled $284 million and $383 million on pretax losses in 2014 and 2013, respectively. Excluding the $62 million income tax benefit recorded in 2013 related to resolution of IRS audit matters, the effective tax benefit rate was 34.3% and 35.3% in 2014 and 2013, respectively. The decrease in the effective tax rate was driven by higher nondeductible expense related to our debt restructuring activities as well as a lower lignite depletion deduction.

Net loss increased $19 million to $545 million in 2014. The change reflected a lower income tax benefit, lower unrealized mark-to-market net gains on interest rate swaps and higher net losses from commodity hedging and trading activities, partially offset by higher revenues net of fuel, purchased power costs and delivery fees.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the three months ended March 31, 2014 and 2013. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $250 million and $487 million in unrealized net losses in 2014 and 2013, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes proprietary trading positions.

	Three Months Ended March 31,
	2014	2013
Commodity contract net asset at beginning of period	$525	$1,664
Settlements of positions (a)	(71)	(287)
Changes in fair value of positions in the portfolio (b)	(179)	(200)
Other activity (c)	14	(6)
Commodity contract net asset at end of period	$289	$1,171
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

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at March 31, 2014, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at March 31, 2014
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$(114)	$(1)	$(115)
Prices provided by other external sources	355	—	355
Prices based on models	42	9	51
Total	$283	$8	$291
Percentage of total fair value	97%	3%	100%

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

FINANCIAL CONDITION

Cash Flows — Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013 — Cash used in operating activities totaled $299 million and $14 million in 2014 and 2013, respectively. The increase in cash used of $285 million was driven by changes in accounts payable, prepaid expenses and accrued liability accounts due primarily to timing of payments.

Depreciation and amortization expense reported in the statement of cash flows exceeded the amount reported in the statement of income by $40 million and $43 million for the three months ended March 31, 2014 and 2013, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statement of income consistent with industry practice, and amortization of intangible net assets arising from purchase accounting that is reported in various other income statement line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash used in financing activities totaled $189 million and $8 million for the three months ended March 31, 2014 and 2013, respectively. Activity in 2014 reflected $185 million of pollution control revenue bonds tendered.

See Note 5 to Financial Statements for further detail of borrowings and debt.

Cash provided by investing activities totaled $144 million and $533 million in 2014 and 2013, respectively. Cash provided in 2014 reflected $285 million in restricted cash released from an escrow account when certain letters of credit were drawn (see Note 5 to Financial Statements). Cash provided in 2013 reflected EFH Corp.'s repayment of the TCEH Demand Notes (see Note 11). Capital expenditures (excluding nuclear fuel purchases) decreased $19 million to $112 million in 2014 due to timing of capital projects. Nuclear fuel purchases increased $6 million to $26 million due to timing of purchases for refueling cycles.

Debt Activity — Debt activities during the three months ended March 31, 2014 are as follows (all amounts presented are principal, and settlements include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Settlements
TCEH (a)	$—	$(189)
EFCH	—	(2)
Total	—	$(191)
____________

(a)	Settlements include $185 million of pollution control revenue bonds tendered, $1 million of payments of principal at scheduled maturity dates and $3 million of payments of capital lease liabilities.

See Note 5 to Financial Statements for further detail of debt and other financing arrangements.

Available Liquidity — The following table summarizes changes in available liquidity for the three months ended March 31, 2014:

	Available Liquidity
	March 31, 2014	December 31, 2013	Change
Cash and cash equivalents (a)	$402	$746	$(344)
TCEH Letter of Credit Facility (b)	4	195	(191)
Total liquidity	$406	$941	$(535)
___________

(a)	Cash and cash equivalents at March 31, 2014 and December 31, 2013 exclude $660 million and $945 million, respectively, of restricted cash held for letter of credit support.

(b)	As a result of the Bankruptcy Filing, the available letter of credit capacity at March 31, 2014 cannot be utilized.

The decrease in available liquidity of $535 million in the three months ended March 31, 2014 reflected $299 million in cash used in operating activities, which included $493 million in interest payments. Other uses of liquidity included $138 million in capital expenditures, including nuclear fuel purchases, and $191 million in cash repayments of TCEH and EFCH borrowings. See discussion of cash flows above.

At May 2, 2014, cash and cash equivalents totaled $400 million at TCEH.

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

On May 5, 2014, TCEH consummated the TCEH DIP Facility. The TCEH DIP Facility provides for $4.5 billion in senior secured, super-priority financing. The Bankruptcy Court approved interim orders in May 2014 authorizing us to access interim relief in connection with the TCEH DIP Facility, as described in more detail in Note 5 to Financial Statements. We cannot be certain that the Bankruptcy Court will approve final orders authorizing entry into the TCEH DIP Facility.

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

Liquidity Effects of Commodity Hedging and Trading Activities — At March 31, 2014, over 95% of the natural gas hedging positions, discussed above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program," were secured by a first-lien interest in the same assets of TCEH (on a pari passu basis) with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes, the effect of which was a significant reduction in the liquidity exposure associated with collateral posting requirements for those hedging transactions. See discussion referred to above regarding termination of certain natural gas hedging positions, which consisted almost entirely of positions secured by the first-lien interest. We have entered into other commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. TCEH uses cash, letters of credit and other forms of credit support to satisfy such collateral posting obligations. See Note 5 to Financial Statements for more information about the TCEH Senior Secured Facilities and TCEH Senior Secured Notes.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At March 31, 2014, all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties, which would reduce liquidity in the event the cash was not restricted.

At March 31, 2014, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$122 million in cash has been posted with counterparties as compared to $93 million posted at December 31, 2013;

•	$204 million in cash has been received from counterparties as compared to $302 million received at December 31, 2013;

•	$350 million in letters of credit have been posted with counterparties, as compared to $317 million posted at December 31, 2013, and

•	$3 million in letters of credit have been received from counterparties, as compared to $3 million received at December 31, 2013.

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

Income Tax Payments — In the next twelve months, income tax payments related to the Texas margin tax are expected to total approximately $30 million, and no payments or refunds of federal income taxes are expected. There were no income tax payments for the three months ended March 31, 2014 and 2013.

Interest Rate Swap Transactions — See Note 5 to Financial Statements for discussion of TCEH's interest rate swaps.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The Bankruptcy Filing constituted an event of default under the agreements governing the debt of EFH Corp. and its subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities. The creditors are, however, stayed from taking any action against the Debtors as a result of such defaults under the Bankruptcy Code. See Note 5 to Financial Statements for discussion of covenants related to the DIP Facility.

Material Credit Rating Covenants and Creditworthiness Effects on Liquidity — Certain transmission and distribution utilities in Texas are required to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At March 31, 2014, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $21 million, with $9 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at March 31, 2014, TCEH posted letters of credit in the amount of $61 million, which are subject to adjustments.

The RCT has rules in place to assure that parties can meet their mining reclamation obligations, including through self-bonding when appropriate. As a result of the Bankruptcy Filing, TCEH notified the RCT that its Luminant Mining subsidiary no longer qualifies to self-bond and, to collateralize its mining reclamation obligation, will be submitting to the RCT a collateral bond in an amount equal to or in excess of its reclamation bonding obligation. See Note 5 to Financial Statements regarding the DIP Facility. Collateral support relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts. As disclosed in Note 12 to Financial Statements, our recorded mining reclamation liability totaled $80 million at March 31, 2014, which represents the present value of estimated costs to complete reclamation of land mined or being mined.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, predominantly in the form of letters of credit, totaling $120 million at March 31, 2014 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Under the terms of a TCEH rail car lease, which has $38 million in remaining lease payments at March 31, 2014 and terminates in 2017, if TCEH fails to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default. However, the noteholders under the related trust agreements may not be prevented from taking actions against TCEH under the Bankruptcy Code.

Under the terms of another TCEH rail car lease, which has $40 million in remaining lease payments at March 31, 2014 and terminates in 2029, if payment obligations of TCEH in excess of $200 million in the aggregate to third-party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default. However, the noteholders under the related trust agreements may not be prevented from taking actions against TCEH under the Bankruptcy Code.

Guarantees — See Note 6 to Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 3 and 6 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 6 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2014 that are expected to materially impact our financial statements.

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

EFH Corp. has a corporate risk management organization that is headed by the EFH Corp. Chief Financial Officer, who also functions as the Chief Risk Officer. The Chief Risk Officer, through his designees, enforces applicable risk limits, including the respective policies and procedures to ensure compliance with such limits, and evaluates the risks inherent in our businesses.

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

	March 31, 2014	December 31, 2013
Month-end average Trading VaR:	$2	$2
Month-end high Trading VaR:	$3	$4
Month-end low Trading VaR:	$1	$1

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	March 31, 2014	December 31, 2013
Month-end average MtM VaR:	$95	$69
Month-end high MtM VaR:	$129	$97
Month-end low MtM VaR:	$59	$43

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

	March 31, 2014	December 31, 2013
Month-end average EaR:	$38	$36
Month-end high EaR:	$60	$71
Month-end low EaR:	$21	$23

The increases in the MtM VaR risk measures above reflected increases in electricity and natural gas prices and higher market volatility.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $819 million at March 31, 2014. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at March 31, 2014 include $435 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $57 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities, including interest rate hedging, arising from derivative instruments. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At March 31, 2014, the exposure to credit risk from these counterparties totaled $384 million taking into account the netting provisions of the master agreements described above but before taking into account $203 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $181 million decreased $22 million in the three months ended March 31, 2014.

Of this $181 million net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and our internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate a S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure at March 31, 2014. This credit exposure largely represents wholesale trade accounts receivable and net asset positions related to commodity contracts and hedging and trading activities (a substantial majority of which mature in 2014) recognized as derivative assets in the balance sheet, after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 9 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$364	$201	$163
Noninvestment grade	20	2	18
Totals	$384	$203	$181
Investment grade	94.8%		90.1%
Noninvestment grade	5.2%		9.9%

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

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented 25%, 20% and 18% of the $181 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

The termination of natural gas hedging agreements by counterparties shortly after the Bankruptcy Filing (as discussed above) did not significantly affect the net credit risk exposure presented in the table above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2013 Form 10-K and the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the US Federal Energy Regulatory Commission, the North American Electric Reliability Corporation, the Texas Reliability Entity Inc., the PUCT, the RCT, the NRC, the EPA, the TCEQ, the US Mine Safety and Health Administration and the CFTC, with respect to, among other things:

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

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2013 Form 10-K, as amended, except for the risk factors discussed more fully below and the information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in our 2013 Form 10-K, as amended. The risks described in such reports are not the only risks facing our company.

The structure of the reorganized company could differ in material respects from the structure contemplated by the Restructuring Support and Lock-Up Agreement.

The description of the various parts of the Restructuring Plan, including the transactions contemplated by the Restructuring Support and Lock-Up Agreement, assumes that all parts of the Restructuring Plan are approved and implemented as currently proposed. However, there can be no assurance that all or any part of the Restructuring Plan will in fact be approved in the form currently proposed, in the timeframe currently expected, or at all. The bankruptcy process is inherently uncertain, and subject to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Cases, including the risk of objections to the proposed Restructuring Plan and the risk of litigation. In addition, the Bankruptcy Court has broad discretion in its review and approval of all and any parts of the Restructuring Plan. As a result of these uncertainties, the capital and other structure of the reorganized company, if a Chapter 11 reorganization is implemented at all, could differ in very material respects from the transactions contemplated by the Restructuring Support and Lock-Up Agreement.

We may not be able to obtain exit financing to repay the DIP Facility or, if we are able to obtain such exit financing, the credit agreement governing such exit financing may significantly restrict our financing and operations flexibility after emerging from bankruptcy.

It is expected that the TCEH First Lien DIP Facility will be repaid using the proceeds from borrowings under exit financing that will be put in place at TCEH in connection with its emergence from bankruptcy. Our ability to obtain such exit financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases, our business, operations and financial condition, and market conditions. We have not yet received any commitment with respect to any exit facilities, and there can be no assurance that we will be able to obtain such exit facilities on reasonable economic terms, or at all. If we cannot secure exit financing, we may not be able to emerge from bankruptcy and may not be able to repay the TCEH First Lien DIP Facility at its maturity. Any exit financing that we are able to secure may include a number of significant restrictive covenants which could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. In addition, such exit facilities may require us to periodically meet various financial ratios and tests such as maximum capital expenditure, maximum leverage, minimum excess availability and minimum interest coverage levels. These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations.

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

Item 6. EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2(a)	001-34543 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	2(a)	—	Plan of Conversion of Energy Future Competitive Holdings Company

(3(i))	Articles of Incorporation

3(a)	001-34543 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(a)	—	Certificate of Formation of Energy Future Competitive Holdings Company LLC

(3(ii))	By-laws

3(b)	001-34543 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(b)	—	Limited Liability Company Agreement Of Energy Future Competitive Holdings Company LLC

(10)	Material Contracts

Credit Agreements and Related Agreements

10(a)	1-12833 Form 8-K (filed May 7, 2014)	10.1	—
Senior Secured Superpriority Debtor-in-Possession Credit Agreement dated as of May 5, 2014 among EFCH, as Parent Guarantor, TCEH, as Borrower, the Several Lenders from Time to Time Parties Thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, the Co-Syndication Agents Parties Thereto, the Co-Documentation Agents Parties thereto and the Joint Lead Arrangers and Joint Bookrunners Parties thereto

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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended March 31, 2014.

XBRL Data Files

Exhibits	Previously Filed With File Number*	As Exhibit

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
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

Date: May 7, 2014