Form 10-Q
period 2014-06-30
Energy Future Competitive Holdings Co LLC
filed 2014-08-01
CIK 1445049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
At August 1, 2014, the outstanding membership interest in Energy Future Competitive Holdings Company LLC was directly held by Energy Future Holdings Corp.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2013 Form 10-K	EFCH's Annual Report on Form 10-K for the year ended December 31, 2013, as amended

Bankruptcy Filing
Voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code (Bankruptcy Code) in the US Bankruptcy Court for the District of Delaware (Bankruptcy Court) filed on April 29, 2014 by the Debtors.

CAIR	Clean Air Interstate Rule

Consolidated EBITDA
Consolidated EBITDA means TCEH EBITDA adjusted to exclude noncash items, unusual items and other adjustments allowable under the agreement governing the TCEH DIP Facility. See the definition of EBITDA below. Consolidated EBITDA and EBITDA are not recognized terms under US GAAP and, thus, are non-GAAP financial measures. We are providing Consolidated EBITDA in this Form 10-Q (see reconciliation in Exhibit 99(b)) solely because of the important role that Consolidated EBITDA plays in respect of covenants contained in the agreement governing the TCEH DIP Facility. We do not intend for Consolidated EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with US GAAP. Additionally, we do not intend for Consolidated EBITDA (or EBITDA) to be used as a measure of free cash flow available for management's discretionary use, as the measure excludes certain cash requirements such as interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, our presentation of Consolidated EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

CSAPR
the final Cross-State Air Pollution Rule issued by the EPA in July 2011, vacated by the US Court of Appeals for the District of Columbia Circuit in August 2012 and remanded by the US Supreme Court to the D.C. Circuit Court for further proceedings consistent with the US Supreme Court's opinion (see Note 9 to Financial Statements)

DIP Facilities	Refers, collectively, to TCEH's debtor-in-possession financing (see Note 5 to Financial Statements) and EFIH's debtor-in-possession financing (EFIH DIP Facility).

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

D.C. Circuit Court	US Court of Appeals for the District of Columbia Circuit

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

Effective Date	the effective date of the Debtors' plan of reorganization
EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries depending on context, whose major subsidiaries include TCEH and Oncor

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH DIP Facility	EFIH's $5.4 billion debtor-in-possession financing facility approved by the Bankruptcy Court in June 2014

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

EFIH First Lien Notes
Refers, collectively, to EFIH's and EFIH Finance's $503 million principal amount of 6.875% Senior Secured First Lien Notes and $3.482 billion principal amount of 10.000% Senior Secured First Lien Notes.

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

Federal and State Income Tax Allocation Agreement
EFH Corp. and certain of its subsidiaries (including EFCH, EFIH and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, executed on May 15, 2012 but effective as of January 1, 2010.  See Management's Discussion and Analysis, under Financial Condition.

Fifth Circuit Court	US Court of Appeals for the Fifth Circuit

GAAP	generally accepted accounting principles

GWh	gigawatt-hours

ICE	the IntercontinentalExchange, an electronic commodity derivative exchange

IRS	US Internal Revenue Service

LIBOR	London Interbank Offered Rate, an interest rate at which banks can borrow funds, in marketable size, from other banks in the London interbank market

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

Merger	The transaction referred to in the Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp., which was completed on October 10, 2007.

MMBtu	million British thermal units

MW	megawatts

MWh	megawatt-hours

NOx	nitrogen oxide

NRC	US Nuclear Regulatory Commission

NYMEX	the New York Mercantile Exchange, a commodity derivatives exchange

Oncor
Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

OPEB	Postretirement employee benefits other than pensions

Petition Date	April 29, 2014, the date the Debtors made the Bankruptcy Filing

PUCT	Public Utility Commission of Texas

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

REP	retail electric provider

RSA	Restructuring Support and Lock-Up Agreement

RCT	Railroad Commission of Texas, which among other things, has oversight of lignite mining activity in Texas

S&P	Standard & Poor's Ratings (a credit rating agency)

SEC	US Securities and Exchange Commission

SG&A	selling, general and administrative

SO2	sulfur dioxide

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries include Luminant and TXU Energy

TCEH Debtors	EFCH, TCEH and the subsidiaries of TCEH that are Debtors in the Chapter 11 Cases

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

TCEH Senior Notes
Refers, collectively, to TCEH's and TCEH Finance's 10.25% Senior Notes and 10.25% Senior Notes, Series B (collectively, TCEH 10.25% Notes) and TCEH's and TCEH Finance's 10.50%/11.25% Senior Toggle Notes (TCEH Toggle Notes) with a total principal amount of $5.237 billion.

TCEH Senior Secured Facilities	Refers, collectively, to the TCEH First Lien Term Loan Facilities, TCEH First Lien Revolving Credit Facility and TCEH First Lien Letter of Credit Facility with a principal amount of $22.635 billion.

TCEH Senior Secured Notes	TCEH's and TCEH Finance's $1.750 billion principal amount of 11.5% First Lien Senior Secured Notes

TCEH Senior Secured Second Lien Notes
Refers, collectively, to TCEH's and TCEH Finance's 15% Senior Secured Second Lien Notes and TCEH's and TCEH Finance's 15% Senior Secured Second Lien Notes, Series B with a total principal amount of $1.571 billion.

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions of dollars)
Operating revenues	$1,406	$1,419	$2,924	$2,679
Fuel, purchased power costs and delivery fees	(656)	(687)	(1,388)	(1,323)
Net gain (loss) from commodity hedging and trading activities	27	168	(192)	(29)
Operating costs	(242)	(266)	(455)	(496)
Depreciation and amortization	(329)	(337)	(656)	(681)
Selling, general and administrative expenses	(151)	(169)	(328)	(327)
Franchise and revenue-based taxes	(18)	(16)	(36)	(33)
Other income (Note 14)	2	3	7	6
Other deductions (Note 14)	(23)	(1)	(24)	(3)
Interest income	—	1	—	5
Interest expense and related charges (Note 8)	(447)	(408)	(1,112)	(999)
Reorganization items (Note 6)	(423)	—	(423)	—
Loss before income taxes	(854)	(293)	(1,683)	(1,201)
Income tax benefit	269	76	553	458
Net loss	$(585)	$(217)	$(1,130)	$(743)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions of dollars)
Net loss	$(585)	$(217)	$(1,130)	$(743)
Other comprehensive income, net of tax effects – cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $—, $1, $— and $2)	1	2	1	4
Comprehensive loss	$(584)	$(215)	$(1,129)	$(739)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(1,130)	$(743)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	736	762
Deferred income tax benefit, net	(581)	(422)
Income tax benefit due to audit resolutions	—	(42)
Fees paid for TCEH DIP Facility (Note 5) (reported as financing activities)	92	—
Unrealized net loss from mark-to-market valuations of commodity positions	549	529
Unrealized net gain from mark-to-market valuations of interest rate swaps (Note 8)	(1,290)	(486)
Liability adjustment arising from termination of interest rate swaps (Note 12)	277	—
Noncash realized loss on termination of interest rate swaps (Note 8)	1,225	—
Noncash realized gain on termination of natural gas hedging positions (Note 12)	(117)	—
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 8)	87	139
Interest expense related to pushed-down debt of parent (Notes 7 and 8)	1	4
Asset write-downs (Note 14)	21	—
Bad debt expense (Note 14)	20	13
Accretion expense related primarily to mining reclamation obligations (Note 14)	12	16
Other, net	3	(1)
Changes in operating assets and liabilities:
Margin deposits, net	(300)	(140)
Accrued interest	477	(8)
Other operating assets and liabilities, including liabilities subject to compromise	(128)	(37)
Cash used in operating activities	(46)	(416)
Cash flows — financing activities:
Proceeds from TCEH DIP Facility before fees paid (Note 5)	1,425	—
Fees paid for TCEH DIP Facility (Note 5)	(92)	—
Repayments/repurchases of debt	(212)	(81)
Net borrowings under accounts receivable securitization program	—	37
Notes/advances due to affiliates	—	6
Contributions from noncontrolling interests (Note 10)	1	2
Cash provided by (used in) financing activities	1,122	(36)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(millions of dollars)
Cash flows — investing activities:
Capital expenditures	$(193)	$(260)
Nuclear fuel purchases	(36)	(27)
Settlements of notes/advances due from affiliates	(17)	698
Increase in restricted cash related to TCEH DIP Facility (Note 5)	(53)	—
Reduction of restricted cash related to TCEH Letter of Credit Facility (Note 7)	363	—
Purchase of right to use certain computer-related assets from parent (Note 13)	(3)	(6)
Proceeds from sales of assets	—	1
Acquisition of combustion turbine trust interest	—	(40)
Other changes in restricted cash	—	(1)
Proceeds from sales of environmental allowances and credits	2	—
Purchases of environmental allowances and credits	(9)	(10)
Proceeds from sales of nuclear decommissioning trust fund securities	85	105
Investments in nuclear decommissioning trust fund securities	(93)	(112)
Other, net	10	—
Cash provided by investing activities	56	348
Net change in cash and cash equivalents	1,132	(104)
Cash and cash equivalents — beginning balance	746	1,175
Cash and cash equivalents — ending balance	$1,878	$1,071
See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1,878	$746
Restricted cash (Note 14)	—	945
Trade accounts receivable — net	771	710
Advance to parent (Note 13)	7	—
Inventories (Note 14)	442	399
Commodity and other derivative contractual assets (Note 12)	231	784
Accumulated deferred income taxes	113	121
Margin deposits related to commodity positions	94	93
Other current assets	70	50
Total current assets	3,606	3,848
Restricted cash (Note 14)	635	—
Advance to parent (Note 13)	10	—
Investments (Note 14)	891	838
Property, plant and equipment — net (Note 14)	17,194	17,649
Goodwill (Note 4)	3,952	3,952
Identifiable intangible assets — net (Note 4)	1,658	1,717
Commodity and other derivative contractual assets (Note 12)	9	4
Other noncurrent assets (Note 7)	11	790
Total assets	$27,966	$28,798

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Notes, loans and other debt, including $2,054 of borrowings under revolving credit facility (Note 7)	$—	$31,854
Debt held by affiliates (Note 13)	—	382
Trade accounts payable	364	381
Trade accounts and other payables to affiliates	150	164
Notes payable to parent (Note 13)	—	103
Commodity and other derivative contractual liabilities (Note 12)	241	1,275
Margin deposits related to commodity positions	3	302
Accrued income taxes payable to parent (Note 13)	11	21
Accrued taxes other than income	68	120
Accrued interest (Notes 7 and 8)	102	419
Other current liabilities (a)	234	272
Total current liabilities	1,173	35,293
Borrowings under debtor-in-possession credit facility (Note 5)	1,425	—
Long-term debt, less amounts due currently (b)	107	—
Liabilities subject to compromise (Note 7)	33,955	—
Accumulated deferred income taxes	2,992	3,582
Commodity and other derivative contractual liabilities (Note 12)	2	—
Notes or other liabilities due to affiliates	—	2
Liability to EFH Corp. under the Federal and State Income Tax Allocation Agreement (Note 13)	—	535
Other noncurrent liabilities and deferred credits (Note 14)	1,699	1,654
Total liabilities	41,353	41,066

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
	(millions of dollars)
Commitments and Contingencies (Note 9)

Membership interests (Note 10):
EFCH membership interests	$(13,387)	$(12,269)
Noncontrolling interests in subsidiaries	—	1
Total membership interests	(13,387)	(12,268)
Total liabilities and membership interests	$27,966	$28,798
_______________

(a)	Balance at June 30, 2014 includes $32 million of current portion of debt described in (b) below.

(b)
Consists of $49 million principal amount of debt approved by the Bankruptcy Court for repayment (less $4 million of unamortized fair value discount), $23 million principal amount of debt issued by a trust and secured by assets held by the trust (less $3 million of unamortized discount) and $42 million of capitalized lease obligations.

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
A DEBTOR-IN-POSSESSION
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

Bankruptcy Filing

As discussed further in Note 2, on April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 5 for discussion of debtor-in-possession financing.

Basis of Presentation, Including Application of Bankruptcy Accounting

The condensed consolidated financial statements have been prepared as if EFCH is a going concern and reflect the application of ASC 852-10, Reorganizations. During the pendency of the Bankruptcy Filing, the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. ASC 852-10 applies to entities that have filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The guidance requires that transactions and events directly associated with the reorganization be distinguished from the ongoing operations of the business. In addition, the guidance provides for changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases. See Notes 6 and 7 for discussion of these accounting and reporting changes.

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

Use of Estimates

Preparation of financial statements requires estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense, including fair value measurements and estimates of expected allowed claims. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

2.     BANKRUPTCY FILING

On the Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the pendency of the Bankruptcy Filing, the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices had largely matured before the remaining positions were terminated shortly after the Bankruptcy Filing (see Note 12). These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and the inability to refinance and/or extend the maturities of their outstanding debt.

Restructuring Support and Lock-Up Agreement (RSA)

As previously disclosed, after a series of discussions with certain creditors that began in 2013 and in anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (RSA) with various stakeholders (Consenting Parties) in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization.

On July 24, 2014, pursuant to the RSA, each of EFH Corp., EFIH, EFCH, TCEH, EFIH Finance, Inc. and TCEH Finance Inc. provided a notice of termination of the RSA in accordance with its terms to the Consenting Parties. The RSA termination became effective on July 31, 2014.

The Debtors believe that the RSA provided significant benefit to the Debtors, including, without limitation, (a) enabling the TCEH Debtors to obtain the support of holders of the TCEH first lien secured claims for the TCEH debtor-in-possession financing facility and (b) providing a framework for the restructuring transactions involving EFH Corp. and EFIH described in the RSA, which prompted competing proposals (including, among others, an alternative proposal from NextEra Energy, Inc.).

Each of the Debtors remain committed to the tax-free spin of TCEH and its subsidiaries described in the RSA. Moreover, the TCEH first lien creditors who were party to the RSA have advised the Debtors that, notwithstanding the RSA termination, they intend to continue to work cooperatively with the Debtors and other parties in interest to pursue transactions that can be achieved expeditiously, including a possible tax-free spin of the TCEH Debtors, which will maximize the value of the TCEH Debtors' estates and resolve the Chapter 11 Cases.

In cooperation with various stakeholders, the Debtors have focused, and will continue to focus, on formulating and implementing an effective and efficient plan of reorganization for each of the Debtors under Chapter 11 of the Bankruptcy Code that maximizes enterprise value. The Debtors intend to conduct a court supervised bid process with respect to the restructuring of EFH Corp. and EFIH to maximize their respective enterprise values for all stakeholders. In addition, EFH Corp. and EFIH intend to negotiate with each party that has submitted or does submit a bid with respect to the reorganization of EFH Corp. and EFIH.

EFIH Settlement of First Lien Notes and Related Exchanges

Pursuant to the RSA, certain holders of EFIH First Lien Notes agreed to voluntary settlements of such notes. In June 2014, the Bankruptcy Court issued an order approving this settlement, the EFIH DIP Facility and the settlement of remaining EFIH First Lien Notes, all of which were completed.

The RSA termination does not impact or cancel the EFIH First Lien Notes settlement since such settlement was completed prior to the RSA termination.

Private Letter Ruling

Pursuant to the RSA, on June 10, 2014 EFH Corp. filed a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to Reorganized TCEH, (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH First Lien Claims, will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G) , 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code. Notwithstanding the termination of the RSA, the Debtors intend to continue to pursue the Private Letter Ruling in connection with any Chapter 11 plan of reorganization that is ultimately proposed.

Operation and Implications of the Chapter 11 Cases

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Debtors' ability to continue as a going concern is contingent upon their ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities), the Bankruptcy Court's approval of the Chapter 11 plan of reorganization ultimately proposed by the Debtors and their ability to successfully implement such Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements.

In general, the Debtors have received final bankruptcy court orders with respect to "first day motions" that allow the Debtors to operate their businesses in the ordinary course of business, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the continuation of customer programs at our retail electricity sales operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In June 2014, the Bankruptcy Court issued orders approving the TCEH and EFIH DIP Facilities and the exchange and settlement of the EFIH First Lien Notes. See Note 5 for discussion of the TCEH DIP Facility.

Pre-Petition Claims

Holders of pre-petition claims will be required to file proofs of claims by the "bar dates" established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court has not yet established the bar date. Differences between liability amounts recorded by the company as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheet will be recognized as reorganization items in our condensed statement of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to the company’s financial statements.

3.     VARIABLE INTEREST ENTITIES

A variable interest entity (VIE) is an entity with which we have a relationship or arrangement that indicates some level of control over the entity or results in economic risks to us. Accounting standards require consolidation of a VIE if we have (a) the power to direct the significant activities of the VIE and (b) the right or obligation to absorb profit and loss from the VIE (i.e., we are the primary beneficiary of the VIE). In determining the appropriateness of consolidation of a VIE, we evaluate its purpose, governance structure, decision making processes and risks that are passed on to its interest holders. We also examine the nature of any related party relationships among the interest holders of the VIE and the nature of any special rights granted to the interest holders of the VIE. There are no material investments accounted for under the equity or cost method.

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

4.     GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which arose in connection with accounting for the Merger. There were no changes to the goodwill balance for the three and six months ended June 30, 2014 and 2013. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,322
Accumulated noncash impairment charges	(14,370)
Balance at June 30, 2014 and December 31, 2013	$3,952

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	June 30, 2014			December 31, 2013
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$413	$50	$463	$402	$61
Favorable purchase and sales contracts	352	151	201	352	139	213
Software and other computer-related assets	357	177	180	348	147	201
Environmental allowances and credits	211	27	184	209	20	189
Mining development costs	163	82	81	156	69	87
Total identifiable intangible assets subject to amortization	$1,546	$850	696	$1,528	$777	751
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			7			11
Total identifiable intangible assets			$1,658			$1,717

Amortization expense related to identifiable intangible assets (including income statement line item) consisted of:

Identifiable Intangible Asset	Income Statement Line	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Retail customer relationship	Depreciation and amortization	$6	$6	$11	$12
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	7	7	12	13
Software and other computer-related assets	Depreciation and amortization	15	9	30	19
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	3	3	7	6
Mining development costs	Depreciation and amortization	8	7	17	15
Total amortization expense (a)		$39	$32	$77	$65
_______________

(a)
Amounts recorded in depreciation and amortization totaled $29 million and $22 million for the three months ended June 30, 2014 and 2013, respectively, and $58 million and $46 million for the six months ended June 30, 2014 and 2013, respectively.

Estimated Amortization of Identifiable Intangible Assets — The estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2014	$148
2015	$137
2016	$109
2017	$83
2018	$57

5.	DEBTOR-IN-POSSESSION BORROWING FACILITY

TCEH DIP Facility — The Bankruptcy Court approved the TCEH DIP Facility in June 2014. The TCEH DIP Facility currently provides for up to $3.375 billion in senior secured, super-priority financing consisting of a revolving credit facility of up to $1.95 billion and a term loan facility of up to $1.425 billion. The facility initially provided for an additional $1.1 billion RCT Delayed Draw Letter of Credit commitment that has since been terminated as described below. The TCEH DIP Facility is a Senior Secured, Super-Priority Credit Agreement by and among the TCEH Debtors, the lenders that are party thereto from time to time and an administrative and collateral agent.

The TCEH DIP Facilities and related available capacity at June 30, 2014 are presented below. Borrowings are reported in the condensed consolidated balance sheet as borrowings under debtor-in-possession credit facilities.

	June 30, 2014
TCEH DIP Facility	Facility Limit	Available Cash Borrowing Capacity	Available Letter of Credit Capacity
TCEH DIP Revolving Credit Facility (a)	$1,950	$1,950	$—
TCEH DIP Term Loan Facility (b)	1,425	—	747
Total TCEH DIP Facility	$3,375	$1,950	$747
___________

(a)
Facility used for general corporate purposes. No amounts were borrowed at June 30 or July 31, 2014. Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of TCEH DIP Revolving Credit Facility cash borrowings outstanding without written consent of the committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

(b)	Facility used for general corporate purposes, including but not limited to, $800 million for issuing letters of credit.

At June 30, 2014, all $1.425 billion of the TCEH DIP Term Loan Facility has been borrowed. Of this borrowing, $800 million represents amounts that support issuances of letters of credit and have been funded to a collateral account. Of the collateral account amount, $747 million is reported as cash and cash equivalents and $53 million is reported as restricted cash, which amount represents outstanding letters of credit at June 30, 2014.

Amounts borrowed under the TCEH DIP Facility bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus 3%. At June 30, 2014, the interest rate on outstanding borrowings was 3.75%. The TCEH DIP Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available TCEH DIP Facility.

The TCEH DIP Facility will mature on the earlier of (a) the effective date of any reorganization plan, (b) upon the event of the sale of substantially all of TCEH's assets or (c) May 2016. The maturity date may be extended to no later than November 2016 subject to the satisfaction of certain conditions, including the payment of a 25 basis point extension fee, a requirement that an acceptable plan of reorganization has been filed on or prior to such extension and the availability of certain metrics of liquidity applicable to the TCEH Debtors.

The TCEH Debtors' obligations under the TCEH DIP Facility are secured by a lien covering substantially all of the TCEH Debtors' assets, rights and properties, subject to certain exceptions set forth in the TCEH DIP Facility. The TCEH DIP Facility provides that all obligations thereunder constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under the Bankruptcy Code and, subject to certain exceptions set forth in the TCEH DIP Facility, have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases. EFCH is a parent guarantor to the TCEH DIP Credit Agreement along with substantially all of TCEH's subsidiaries, including all subsidiaries that are debtors in the Chapter 11 Cases.

The TCEH DIP Facility also permits certain hedging agreements to be secured on a pari-passu basis with the TCEH DIP Facility in the event those hedging agreements meet certain criteria set forth in the TCEH DIP Facility.

In June 2014, the RCT agreed to accept a collateral bond from TCEH of up to $1.1 billion, as a substitute for its self-bond, to secure mining land reclamation obligations. The collateral bond is a $1.1 billion carve-out from the super-priority liens under the TCEH DIP Facility that will enable the RCT to be paid before the TCEH DIP Facility lenders. As a result, in July 2014, TCEH terminated a $1.1 billion RCT Delayed Draw Letter of Credit commitment included in the original DIP facility.

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

The TCEH DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the TCEH DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against the TCEH Debtors. The agreement governing the TCEH DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00, beginning with the test period ending June 30, 2014. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the TCEH DIP Facility less unrestricted cash. Upon the existence of an event of default, the TCEH DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

6.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated income (loss) as reorganization items as required by ASC 852-10, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise (LSTC) at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred since the Petition Date as reported in the condensed statements of consolidated income (loss):

Post-Petition Period Through June 30, 2014
Liability adjustment arising from termination of interest rate swaps (Note 12)	$277
Fees associated with completion of TCEH DIP Facility	92
Expenses related to legal advisory and representation services	21
Expenses related to other professional consulting and advisory services	32
Other	1
Total reorganization items	$423

7.	LIABILITIES SUBJECT TO COMPROMISE

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts include related unamortized deferred financing costs and discounts/premiums. Amounts classified to LSTC do not include pre-petition liabilities that are fully secured by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at June 30, 2014:

June 30, 2014
Notes, loans and other debt per the following table	$31,195
Accrued interest on notes, loans and other debt	668
Net liability under terminated TCEH interest rate swap and natural gas hedging agreements (Note 12)	1,235
Trade accounts payable and accrued liabilities	187
Liability under the Federal and State Income Tax Allocation Agreement (Note 13)	535
Advances and other payables to affiliates	135
Total liabilities subject to compromise	$33,955

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

All amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise represent principal amounts.

	June 30, 2014	December 31, 2013
TCEH
Senior Secured Facilities:
TCEH Floating Rate Term Loan Facilities due October 10, 2014	$3,809	$3,809
TCEH Floating Rate Letter of Credit Facility due October 10, 2014	42	42
TCEH Floating Rate Revolving Credit Facility due October 10, 2016	2,054	2,054
TCEH Floating Rate Term Loan Facilities due October 10, 2017 (a)	15,710	15,710
TCEH Floating Rate Letter of Credit Facility due October 10, 2017	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (a)	2,046	2,046
10.25% Fixed Senior Notes due November 1, 2015, Series B (a)	1,442	1,442
10.50% / 11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
Floating Rate Series 2001D-2 due May 1, 2033 (b)	—	97
Floating Rate Taxable Series 2001I due December 1, 2036 (b)	1	62
Floating Rate Series 2002A due May 1, 2037 (b)	—	45
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (c)	(103)	(105)
Other:
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017 (d)	—	36
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015 (d)	—	4
Capitalized lease obligations (d)	—	52
Other	3	3
Unamortized discount	(91)	(103)
Total TCEH	31,859	32,140

	June 30, 2014	December 31, 2013
EFCH (parent entity)
9.58% Fixed Notes due in annual installments through December 4, 2019 (d)	$—	$29
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (d)	—	34
Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (c)	(1)	(6)
Subtotal	8	66
EFH Corp. pre-petition debt pushed down (e)
10.875% Fixed Senior Notes due November 1, 2017	16	16
11.25%/12.00% Senior Toggle Notes due November 1, 2017	14	14
Subtotal — EFH Corp. debt pushed down	30	30
Total EFCH (parent entity)	38	96
Deferred debt issuance and extension costs (f)	(702)	—
Total EFCH consolidated notes, loans and other debt	$31,195	$32,236
____________

(a)	As discussed below and in Note 13, principal amounts of notes/term loans totaling $382 million at both June 30, 2014 and December 31, 2013 were held by EFH Corp. and EFIH.

(b)	These bonds were tendered and settled through letter of credit draws.

(c)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(d)	Amounts classified as debt in the condensed consolidated balance sheet at June 30, 2014. See (a) and (b) notes to condensed consolidated balance sheets.

(e)
Represents 50% of the amount of these EFH Corp. securities guaranteed by, and pushed down to (pushed-down debt), EFCH (parent entity) per the discussion below under "Guarantees and Push Down of EFH Corp. Pre-Petition Debt."

(f)	Deferred debt issuance and extension costs were reported in other noncurrent assets at December 31, 2013.

Guarantees and Push Down of EFH Corp. Pre-Petition Debt

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

Debt guaranteed and subject to push down at June 30, 2014 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes. The amount reflected in our condensed consolidated balance sheets as pushed down pre-petition debt ($30 million at both June 30, 2014 and December 31, 2013, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for the six months ended June 30, 2014. EFH Corp. payments of interest on debt pushed down totaled $21 million for the six months ended June 30, 2013.

Information Regarding Significant Pre-Petition Debt

TCEH elected not to make interest payments due in April 2014 totaling $123 million on certain debt obligations.

The TCEH pre-petition debt described below is junior in right of priority and payment to the TCEH DIP Facility.

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities total $22.635 billion and consist of:

•	$3.809 billion of TCEH Term Loan Facilities that have a maturity date in October 2014 with interest at LIBOR plus 3.50%;

•	$15.710 billion of TCEH Term Loan Facilities that have a maturity date in October 2017 with interest at LIBOR plus 4.50%, including $19 million aggregate principal amount held by EFH Corp.;

•	$42 million of cash borrowed under the TCEH Letter of Credit Facility that has a maturity date in October 2014 with interest at LIBOR plus 3.50%;

•	$1.020 billion of cash borrowed under the TCEH Letter of Credit Facility that has a maturity date in October 2017 with interest at LIBOR plus 4.50%, and

•	Amounts borrowed under the TCEH Revolving Credit Facility, which represent the entire amount of commitments under the facility totaling $2.054 billion.

The TCEH Senior Secured Facilities are fully and unconditionally guaranteed jointly and severally on a senior secured basis by EFCH, and subject to certain exceptions, each existing and future direct or indirect wholly owned US subsidiary of TCEH. The TCEH Senior Secured Facilities, the TCEH Senior Secured Notes and the TCEH first lien hedges (or any termination amounts related thereto), are secured on a first priority basis by (i) substantially all of the current and future assets of TCEH and TCEH's subsidiaries who are guarantors of such facilities and (ii) pledges of the capital stock of TCEH and certain current and future direct or indirect subsidiaries of TCEH.

Borrowings under the TCEH Letter of Credit Facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit. At June 30, 2014, the restricted cash totaled $582 million and supports $556 million in letters of credit outstanding. In the first quarter 2014, TCEH issued a $157 million letter of credit to a subsidiary of EFH Corp. to secure its current and future amounts payable to the subsidiary arising from recurring transactions in the normal course of business, and through the second quarter 2014, the subsidiary drew on the letter of credit in the amount of $138 million to settle amounts receivable from TCEH. Year to date June 30, 2014, $225 million of letters of credit have been drawn upon by unaffiliated counterparties to settle amounts receivable from TCEH, including $203 million related to pollution control revenue bonds that were tendered.

TCEH 11.5% Senior Secured Notes — The principal amount of the TCEH 11.5% Senior Secured Notes totals $1.750 billion. The notes have a maturity date in October 2020, with interest at a fixed rate of 11.5% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

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

TCEH 15% Senior Secured Second Lien Notes (including Series B) — The principal amount of the TCEH 15% Senior Secured Second Lien Notes totals $1.571 billion. These notes have a maturity date in April 2021, with interest at a fixed rate of 15% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Facilities on a first-priority basis, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

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

TCEH 10.25% Senior Notes (including Series B) and 10.50%/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — The principal amount of the TCEH Senior Notes totals $5.237 billion, including $363 million aggregate principal amount held by EFH Corp. and EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, EFCH (which owns 100% of TCEH), and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes have a maturity date in November 2015, with interest at a fixed rate of 10.25% per annum. The TCEH Toggle Notes have a maturity date in November 2016, with interest at a fixed rate of 10.50% per annum.

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

8.     INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest paid/accrued on debtor-in-possession financing	$6	$—	$6	$—
Adequate protection amounts paid/accrued (a)	211	—	211	—
Interest paid/accrued on pre-petition debt (including net amounts paid/accrued under interest rate swaps) (b)	214	682	883	1,356
Interest related to pushed down debt	—	1	1	4
Noncash realized net loss on termination of interest rate swaps (offset in unrealized net gain) (c)	1,225	—	1,225	—
Unrealized mark-to-market net gain on interest rate swaps	(1,226)	(338)	(1,290)	(486)
Amortization of interest rate swap losses at dedesignation of hedge accounting	—	2	(1)	4
Amortization of fair value debt discounts resulting from purchase accounting	1	2	3	5
Amortization of debt issuance, amendment and extension costs and discounts	20	66	85	130
Capitalized interest	(4)	(7)	(11)	(14)
Total interest expense and related charges	$447	$408	$1,112	$999
____________

(a)	Post-petition period only.

(b)
Includes amounts related to interest rate swaps totaling $48 million and $155 million for the three months ended June 30, 2014 and 2013, respectively, and $193 million and $306 million for the six months ended June 30, 2014 and 2013, respectively. Of the $193 million for the six months ended June 30, 2014, $127 million represents matured positions that have not been settled in cash and is included in the liability arising from the termination of TCEH interest rate swaps discussed in Note 12.

(c)	See Note 12.

Interest expense for the three and six months ended June 30, 2014 reflects interest paid and accrued on debtor-in-possession financing (see Note 5), as well as adequate protection amounts paid and accrued, as approved by the Bankruptcy Court in June 2014 for the benefit of secured creditors of (a) $22.635 billion principal amount of outstanding borrowings from the TCEH Senior Secured Facilities, (b) $1.750 billion principal amount of outstanding TCEH Senior Secured Notes and (c) the $1.235 billion net liability related to the terminated TCEH interest rate swaps and natural gas hedging positions (see Note 12), in exchange for their consent to the senior secured, super-priority liens contained in the TCEH DIP Facility and any diminution in value of their interests in the pre-petition collateral from the Petition Date. The weighted average interest rate applicable to the adequate protection amounts paid/accrued at June 30, 2014 is 4.65% (one-month LIBOR plus 4.50%). In connection with the completion of a plan of reorganization of the Debtors, the amount of adequate protection payments will be "trued-up" to reflect the valuation of the TCEH Debtors determined in connection with confirmation of the plan of reorganization by the Bankruptcy Court.

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of adequate protection amounts as discussed above. Other than these amounts allowed by the Bankruptcy Court, effective April 29, 2014, the company discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC). Interest expense as calculated under the contractual terms of EFCH's debt, all of which is subject to compromise, totaled $357 million for the post-petition period through June 30, 2014. This amount exceeded interest expense recorded, which represented $201 million in adequate protection amounts since the Bankruptcy Filing allowed by the Bankruptcy Court, by $156 million. Adequate protection amounts exclude $10 million related to the liability for terminated TCEH natural gas hedging positions and interest rate swaps (see Note 12).

9.     COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

See Notes 5 and 7 for discussion of guarantees and security for certain of our post-petition and pre-petition debt.

Letters of Credit

At June 30, 2014, TCEH had outstanding letters of credit under its post-petition and pre-petition credit facilities totaling $609 million as follows:

•	$358 million to support risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•	$1 million to support floating rate pollution control revenue bond debt with an aggregate principal amount of $1 million;

•	$62 million to support TCEH's REP financial requirements with the PUCT, and

•	$188 million for miscellaneous credit support requirements.

The automatic stay under the Bankruptcy Code does not apply to letters of credit issued under the pre-petition credit facility and third parties may draw on their letters of credit if the terms of a particular letter of credit so provide. See Note 7 for discussion of letter of credit draws in 2014.

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

Litigation Related to Generation Facilities — In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC's (Oak Grove) (a wholly owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs sought a reversal of the TCEQ's order and a remand back to the TCEQ for further proceedings. The district court affirmed the TCEQ's issuance of the TPDES permit to Oak Grove. In December 2012, plaintiffs appealed the district court's decision to the Third Court of Appeals in Austin, Texas. Oral argument was held in April 2014. In June 2014, the Third Court of Appeals issued its opinion affirming the district court's judgment and the TCEQ's decision. Plaintiffs sought rehearing by the Third Court of Appeals, which was denied in July 2014. In July 2014, the Third Court of Appeals issued a replacement opinion again affirming TCEQ's issuance of the permit. Plaintiffs may again seek rehearing by the Third Court of Appeals or review by the Texas Supreme Court. While we cannot predict the timing or outcome of any subsequent rehearing proceeding or whether plaintiffs will seek review by the Texas Supreme Court, we believe the renewal and amendment of the Oak Grove TPDES permit are protective of the environment and were in accordance with applicable law.

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

The affirmative claims asserted against EFH Corp. and Luminant Generation Company LLC described above were automatically stayed as a result of the Bankruptcy Filing. The matters will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court. We are pursuing an affirmative claim against the Sierra Club in the US District Court for the Western District of Texas (Waco Division) for attorneys' fees incurred in defending the Big Brown case that the Bankruptcy Court has ruled is not subject to the automatic stay.

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

In July 2012, the EPA sent us a notice of violation alleging noncompliance with the CAA's New Source Review Standards and the air permits at our Martin Lake and Big Brown generation facilities. In September 2012, we filed a petition for review in the Fifth Circuit Court seeking judicial review of the EPA's notice of violation. Given recent legal precedent subjecting agency orders like the notice of violation to judicial review, we filed the petition for review to preserve our ability to challenge the EPA's issuance of the notice and its defects. In October 2012, the EPA filed a motion to dismiss our petition. In December 2012, the Fifth Circuit Court issued an order that delayed a ruling on the EPA's motion to dismiss until after the case was fully briefed and oral argument held.

In July 2013, the EPA sent us a second notice of violation alleging noncompliance with the CAA's New Source Review Standards at our Martin Lake and Big Brown generation facilities. In July 2013, we filed a petition for review in the Fifth Circuit Court seeking judicial review of the EPA's July 2013 notice of violation. In September 2013, the Fifth Circuit Court consolidated the petitions for review of the July 2012 and July 2013 notices of violation. Oral argument was heard in June 2014. In July 2014, the Fifth Circuit Court ruled that our challenges to the notices of violation must first be heard by the district court and may be presented as defenses to the EPA's civil enforcement lawsuit discussed below.

In August 2013, the US Department of Justice, acting as the attorneys for the EPA, filed a civil enforcement lawsuit against Luminant Generation Company LLC and Big Brown Power Company LLC in federal district court in Dallas, alleging violations of the CAA at our Big Brown and Martin Lake generation facilities. In September 2013, we filed a motion to stay this lawsuit pending the outcome of the Fifth Circuit Court's review of the July 2012 and July 2013 notices of violation. In January 2014, the district court granted our motion to stay the lawsuit until the Fifth Circuit Court resolved our petitions for review of the July 2012 and July 2013 notices of violation. In July 2014, the district court lifted the stay of the lawsuit. We believe that we have complied with all requirements of the CAA and intend to vigorously defend against these allegations. The lawsuit requests the maximum civil penalties available under the CAA to the government of up to $32,500 to $37,500 per day for each alleged violation, depending on the date of the alleged violation, and injunctive relief, including an order requiring the installation of best available control technology at the affected units. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require the payment of substantial penalties. We cannot predict the outcome of these proceedings, including the financial effects, if any.

Cross-State Air Pollution Rule (CSAPR)

In July 2011, the EPA issued the CSAPR, compliance with which would have required significant additional reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions from our fossil fueled generation units. In September 2011, we filed a petition for review in the US Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) challenging the CSAPR as it applies to Texas. If the CSAPR had taken effect at that time, it would have caused us to, among other actions, idle two lignite/coal fueled generation units and cease certain lignite mining operations by the end of 2011.

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

In August 2012, the D.C. Circuit Court vacated the CSAPR, remanding it to the EPA for further proceedings. As a result, the CSAPR, the Final Revisions and the Second Revised Rule have not, to date, imposed any immediate requirements on us, the State of Texas, or other affected parties. The D.C. Circuit Court's order stated that the EPA was expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the EPA's further consideration of the rule. In March 2013, the EPA and certain other parties that supported the CSAPR submitted petitions to the US Supreme Court seeking its review of the D.C. Circuit Court's decision. The US Supreme Court granted review of the D.C. Circuit Court's decision in June 2013 and heard oral arguments in December 2013. In April 2014, the US Supreme Court issued its opinion in the CSAPR litigation, reversing the D.C. Circuit Court's decision in which that court vacated CSAPR, but clarifying that the EPA may not over-control states by requiring reductions in excess of those necessary for downwind states to attain applicable air quality standards. The US Supreme Court remanded the case to the D.C. Circuit Court for further proceedings consistent with its opinion. Additionally there are several issues that the D.C. Circuit did not reach in its first opinion that must now be resolved. In June 2014, the D.C. Circuit Court directed that the parties file motions to govern further proceedings. Those proposals have been filed and are pending before the D.C. Circuit Court. While the U.S. Supreme Court's ruling did not disturb the stay entered by the D.C. Circuit Court in December 2011, in June 2014 the EPA filed a motion in the D.C. Circuit Court seeking to lift the stay. On July 25, 2014, we filed a motion for summary vacatur of the CSAPR budgets for Texas, requesting that the D.C. Circuit Court remand Texas's CSAPR emission budgets to the EPA to develop a valid budget that does not require Texas to reduce emissions in excess of what is necessary for downwind areas to comply with air quality standards and that Texas's emissions should continue to be governed by CAIR in the interim. On July 31, 2014, we along with other Petitioners filed an opposition to the EPA's motion to lift the stay. We cannot predict the timing or outcome of future proceedings related to CSAPR, including the requirements of any ultimately implemented rule, any compliance timeframe or the financial effects, if any.

State Implementation Plan (SIP)

In September 2010, the EPA disapproved a portion of the SIP pursuant to which the TCEQ implements its program to achieve the requirements of the CAA. The EPA disapproved the Texas standard permit for pollution control projects (PCP). We hold several permits issued pursuant to the TCEQ standard permit conditions for pollution control projects. We challenged the EPA's disapproval by filing a lawsuit in the Fifth Circuit Court arguing that the TCEQ's adoption of the standard permit conditions for pollution control projects was consistent with the CAA. In March 2012, the Fifth Circuit Court vacated the EPA's disapproval of the Texas standard permit for pollution control projects and remanded the matter to the EPA for expedited reconsideration. In September 2013, the State of Texas filed a motion with the Fifth Circuit Court requesting that the Court amend and enforce its judgment in this case by requiring the EPA to satisfy the Court's judgment by taking action on the pending SIP revision regarding Texas' PCP standard permit. In February 2014, the Fifth Circuit Court ordered the EPA to issue a final rule on the standard permit for pollution control projects by May 2014. In May 2014, the EPA filed a notice in the Fifth Circuit Court that they complied with the Court's mandate and issued the final approval of Texas' PCP standard permit.

Other Matters

We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.

10.     MEMBERSHIP INTERESTS/EQUITY

Under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent. In addition, due to the Bankruptcy Filing, no distributions are eligible to be paid without the approval of the Bankruptcy Court.

The agreement governing the TCEH DIP Facility generally restricts TCEH's ability to make distributions or loans to any of its parent companies or their subsidiaries unless such distributions or loans are expressly permitted under the agreement governing such facility.

Noncontrolling Interests

As discussed in Note 3, we consolidate a VIE, which results in a noncontrolling interest component of equity. Net loss attributable to the noncontrolling interests was immaterial for the six months ended June 30, 2014 and 2013.

Membership Interests/Equity

In April 2013, EFCH was converted from a Texas corporation to a Delaware limited liability company. The following tables present the changes to membership interests/shareholders equity for the six months ended June 30, 2014 and 2013:

Six Months Ended June 30, 2014
	EFCH Membership Interests
	Capital Account	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Membership Interests
Balance at December 31, 2013	$(12,233)	$(36)	$1	$(12,268)
Net loss	(1,130)	—	—	(1,130)
Effect of stock-based incentive compensation plans	1	—	—	1
Net effect of cash flow hedges	—	1	—	1
Investment by noncontrolling interests	—	—	1	1
Effect of debt push-down from EFH Corp. (a)	11	—	—	11
Other	(1)	—	(2)	(3)
Balance at June 30, 2014	$(13,352)	$(35)	$—	$(13,387)

Six Months Ended June 30, 2013
	EFCH Shareholder's Equity/Membership Interests
	Common Stock	Retained Earnings (Deficit)	Membership Interests	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$7,665	$(18,129)	$—	$(42)	$112	$(10,394)
Net loss	—	(526)	(217)	—	—	(743)
Net effect of cash flow hedges	—	—		4	—	4
Investment by noncontrolling interests	—	—		—	2	2
Effect of debt push-down from EFH Corp. (a)	434	—	1	—	—	435
Capital structure conversion	(8,099)	18,655	(10,556)	—	—	—
Balance at June 30, 2013	$—	$—	$(10,772)	$(38)	$114	$(10,696)
____________

(a)	Represents the interest and income tax effects of debt pushed down from EFH Corp. (Note 7).

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

Probable loss of default by either us or our counterparties is considered in determining the fair value of derivative assets and liabilities. These non-performance risk adjustments take into consideration credit enhancements and the credit risks associated with our credit standing and the credit standing of our counterparties (see Note 12 for additional information regarding credit risk associated with our derivatives). We utilize published credit ratings, default rate factors and debt trading values in calculating these fair value measurement adjustments.

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

The significant unobservable inputs and valuation models are developed by employees trained and experienced in market operations and fair value measurements and validated by the company's risk management group, which also further analyzes any significant changes in Level 3 measurements. Significant changes in the unobservable inputs could result in significant upward or downward changes in the fair value measurement.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

June 30, 2014
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$118	$64	$58	$240
Nuclear decommissioning trust – equity securities (b)	354	204	—	558
Nuclear decommissioning trust – debt securities (b)	—	287	—	287
Total assets	$472	$555	$58	$1,085
Liabilities:
Commodity contracts	$193	$37	$13	$243
Total liabilities	$193	$37	$13	$243

December 31, 2013
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$161	$570	$57	$788
Nuclear decommissioning trust – equity securities (b)	330	191	—	521
Nuclear decommissioning trust – debt securities (b)	—	270	—	270
Total assets	$491	$1,031	$57	$1,579
Liabilities:
Commodity contracts	$231	$14	$18	$263
Interest rate swaps	—	—	1,012	1,012
Total liabilities	$231	$14	$1,030	$1,275
_______________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	The nuclear decommissioning trust investment is included in the investments line in the condensed consolidated balance sheets. See Note 14.

Commodity contracts consist primarily of natural gas, electricity, fuel oil, uranium and coal agreements and include financial instruments entered into for hedging purposes as well as physical contracts that have not been designated "normal" purchases or sales. See Note 12 for further discussion regarding derivative instruments, including the termination of certain natural gas hedging agreements shortly after the Bankruptcy Filing.

Interest rate swaps included variable-to-fixed rate swap instruments that hedged the interest costs of our debt as well as interest rate basis swaps designed to effectively reduce the hedged borrowing costs. See Note 12 for discussion of the termination of interest rate swaps shortly after the Bankruptcy Filing.

Nuclear decommissioning trust assets represent securities held for the purpose of funding the future retirement and decommissioning of the nuclear generation units. These investments include equity, debt and other fixed-income securities consistent with investment rules established by the NRC and the PUCT.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three and six months ended June 30, 2014 and 2013. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 for the three and six months ended June 30, 2014 and 2013.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at June 30, 2014 and December 31, 2013:

June 30, 2014
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$4	$(2)	$2	Valuation Model	Illiquid pricing locations (c)	$35 to $50/MWh
					Hourly price curve shape (d)	$20 to $70/MWh

Electricity spread options	7	(2)	5	Option Pricing Model	Gas to power correlation (e)	40% to 90%
					Power volatility (f)	10% to 40%

Electricity congestion revenue rights	40	(3)	37	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $25.00

Coal purchases	3	(5)	(2)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	0% to 40%
					Recovery rate (k)	0% to 40%
					Illiquid pricing variances between heat content (l)	$0.30 to $0.40
Other (n)	4	(1)	3

Total	$58	$(13)	$45

December 31, 2013
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$2	$(2)	$—	Valuation Model	Illiquid pricing locations (c)	$25 to $45/MWh
					Hourly price curve shape (d)	$20 to $70/MWh

Electricity spread options	15	(2)	13	Option Pricing Model	Gas to power correlation (e)	45% to 95%
					Power volatility (f)	10% to 30%

Electricity congestion revenue rights	35	(2)	33	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $25.00

Coal purchases	—	(11)	(11)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	0% to 40%
					Recovery rate (k)	0% to 40%

Interest rate swaps	—	(1,012)	(1,012)	Valuation Model	Nonperformance risk adjustment (m)	25% to 35%

Other (n)	5	(1)	4

Total	$57	$(1,030)	$(973)

____________

(a)
Electricity purchase and sales contracts include hedging positions in the ERCOT West, North and Houston regions, as well as power contracts, the valuations of which include unobservable inputs related to the hourly shaping of the price curve. Electricity spread option contracts consist of physical electricity call options. Electricity congestion revenue rights contracts consist of forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points within ERCOT. Coal purchase contracts relate to western (Powder River Basin) coal. TCEH used interest rate swaps to hedge exposure to its variable rate debt (see Note 12).

(b)	The range of the inputs may be influenced by factors such as time of day, delivery period, season and location.

(c)	Based on the historical range of forward average monthly ERCOT Hub and load zone prices.

(d)	Based on the historical range of forward average hourly ERCOT North Hub prices.

(e)	Estimate of the historical range based on forward natural gas and on-peak power prices for the ERCOT hubs most relevant to our spread options.

(f)	Based on historical forward price changes.

(g)
While we use the market approach, there is either insufficient market data to consider the valuation liquid or the significance of credit reserves or non-performance risk adjustments results in a Level 3 designation.

(h)	Based on the historical price differences between settlement points within the ERCOT Hubs and load zones.

(i)	Based on the historical range of price variances between mine locations.

(j)	Estimate of the range of probabilities of default based on past experience and the length of the contract as well as our and counterparties' credit ratings.

(k)	Estimate of the default recovery rate based on historical corporate rates.

(l)	Based on historical ranges of forward average prices between different heat contents.

(m)	Estimate of nonperformance risk adjustment based on TCEH senior secured debt trading values.

(n)	Other includes contracts for ancillary services, natural gas, diesel options, coal options and weather dependent power options.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net asset (liability) balance at beginning of period	$(897)	$59	$(973)	$29
Total unrealized valuation losses	(9)	(26)	(94)	(17)
Purchases, issuances and settlements (a):
Purchases	20	56	29	60
Issuances	(1)	(6)	(2)	(6)
Settlements/terminations	933	1	1,084	17
Transfers into Level 3 (b)	—	—	—	1
Transfers out of Level 3 (b)	(1)	4	1	4
Net change (c)	942	29	1,018	59
Net asset balance at end of period	$45	$88	$45	$88
Unrealized valuation losses relating to instruments held at end of period	$(9)	$(20)	$(5)	$(7)
____________

(a)
Settlement amounts in 2014 reflect termination of TCEH interest rate swaps and include the nonperformance risk adjustment as discussed in Note 12. Settlements for all periods presented reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. Transfers out during 2013 were driven by a decrease in nonperformance risk adjustments. All Level 3 transfers in the periods presented are in and out of Level 2.

(c)
Substantially all changes in values of commodity contracts are reported in the condensed statements of consolidated income (loss) in net gain (loss) from commodity hedging and trading activities. Changes in values of interest rate swaps transferred into Level 3 in third quarter 2013 are reported in the condensed statements of consolidated income (loss) in interest expense and related charges (see Note 12). Activity excludes changes in fair value in the month the positions settled as well as amounts related to positions entered into and settled in the same month.

12.    COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage commodity price risk. We had previously entered into interest rate swaps to manage our interest rate risk exposure. See Note 11 for a discussion of the fair value of derivatives. Because certain of these instruments are deemed to be "forward contracts" under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements.

Commodity Hedging and Trading Activity — TCEH has natural gas hedging positions designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales and related cash flows. In ERCOT, the wholesale price of electricity has generally moved with the price of natural gas. TCEH has entered into market transactions involving natural gas-related financial instruments and has sold forward natural gas through 2015 in order to hedge a portion of electricity price exposure related to expected lignite/coal and nuclear fueled generation. TCEH also enters into derivatives, including electricity, natural gas, fuel oil, uranium, emission and coal instruments, generally for short-term hedging purposes. To a limited extent, TCEH also enters into derivative transactions for proprietary trading purposes, principally in natural gas and electricity markets. Unrealized gains and losses arising from changes in the fair value of hedging and trading instruments as well as realized gains and losses upon settlement of the instruments are reported in the condensed statements of consolidated income (loss) in net gain (loss) from commodity hedging and trading activities.

Interest Rate Swap Transactions — Interest rate swap agreements have been used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps were used to effectively reduce the hedged borrowing costs. Unrealized gains and losses arising from changes in the fair value of the swaps as well as realized gains and losses upon settlement of the swaps were reported in the condensed statements of consolidated income (loss) in interest expense and related charges.

Termination of Commodity Hedges and Interest Rate Swaps — These instruments are deemed to be "forward contracts" under the Bankruptcy Code. The Bankruptcy Filing constituted an event of default under the related agreements, and in accordance with the contractual terms, counterparties terminated certain positions shortly after the Bankruptcy Filing. The positions terminated consisted almost entirely of natural gas hedging positions and interest rate swaps that were secured by a first-lien interest in the same assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes. The terminated natural gas hedging positions represented approximately 70% of the commodity contracts derivative assets, and the terminated interest rate swaps represented all of the interest rate swap derivative assets and liabilities as of December 31, 2013 as presented in the table below.

Entities with a first-lien security interest included counterparties to both our natural gas hedging positions and interest rate swaps, which had entered into master agreements that provided for netting and setoff of amounts related to these positions, as well as counterparties to only our interest rate swaps. The net liability recorded upon the terminations totaled $1.108 billion, which represented a realized loss of $1.225 billion related to the interest rate swaps net of a realized gain of $117 million related to the natural gas hedging positions. Additionally, net accounts payable amounts related to matured interest rate swaps of $127 million are also secured by the same first-lien secured interest. The total net liability of $1.235 billion is subject to the terms of settlement of TCEH's first-lien claims ultimately approved by the Bankruptcy Court and is reported in the condensed consolidated balance sheets as a liability subject to compromise.

The derivative liability related to the TCEH interest rate swaps had included a nonperformance risk adjustment (resulting in a Level 3 valuation). This fair value adjustment reflected the counterparties' exposure to our credit risk. The amount of the adjustment was after consideration of derivative assets related to natural gas hedging positions with the same counterparties. The difference between the net liability arising upon the termination of the interest rate swaps and the natural gas hedging positions and the net derivative assets and liabilities recorded totaled $277 million, substantially all of which represented the nonperformance risk adjustment, and is reported as a noncash charge in reorganization items in the condensed statements of consolidated income (loss) in accordance with ASC 852-10, Reorganizations (see Note 6).

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013:

June 30, 2014
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$231	$—	$—	$—	$231
Noncurrent assets	9	—	—	—	9
Current liabilities	—	—	(241)	—	(241)
Noncurrent liabilities	—	—	(2)	—	(2)
Net assets (liabilities)	$240	$—	$(243)	$—	$(3)

December 31, 2013
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$784	$—	$—	$—	$784
Noncurrent assets	4	—	—	—	4
Current liabilities	—	—	(263)	(1,012)	(1,275)
Net assets (liabilities)	$788	$—	$(263)	$(1,012)	$(487)

In consideration of the termination rights of counterparties arising from the Bankruptcy Filing, derivative liabilities classified as current at December 31, 2013 include $647 million that otherwise would be classified as noncurrent, essentially all of which relates to interest rate swaps.

At June 30, 2014 and December 31, 2013, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative (income statement presentation)	2014	2013	2014	2013
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$11	$157	$(168)	$(43)
Interest rate swaps (Interest expense and related charges) (b)	(47)	183	(128)	180
Interest rate swaps (Reorganization items) (Note 6)	(277)	—	(277)	—
Net gain (loss)	$(313)	$340	$(573)	$137
_______________

(a)
Amount represents changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

(b)	Includes unrealized mark-to-market net gain (loss) as well as the net realized effect on interest paid/accrued, both reported in "Interest Expense and Related Charges" (see Note 8).

The pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges was immaterial in both the three and six months ended June 30, 2014 and 2013. There were no amounts recognized in OCI for the three and six months ended June 30, 2014 and 2013.

Accumulated other comprehensive income related to cash flow hedges totaled $35 million and $36 million in net losses (after-tax) at June 30, 2014 and December 31, 2013, respectively, substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $2 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at June 30, 2014 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

Balance Sheet Presentation of Derivatives

Consistent with elections under US GAAP to present amounts on a gross basis, we report derivative assets and liabilities in the condensed consolidated balance sheets without taking into consideration netting arrangements we have with counterparties. We may enter into offsetting positions with the same counterparty, resulting in both assets and liabilities. Volatility in underlying commodity prices can result in significant changes in assets and liabilities from period to period.

Margin deposits that contractually offset these derivative instruments are reported separately in the condensed consolidated balance sheets. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At June 30, 2014 and December 31, 2013, all margin deposits held were unrestricted.

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

The following tables reconcile our derivative assets and liabilities as presented in the condensed consolidated balance sheets to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

June 30, 2014
	Amounts Presented in Balance Sheet	Offsetting Instruments	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$240	$(153)	$—	$87
Interest rate swaps	—	—	—	—
Total derivative assets	240	(153)	—	87
Derivative liabilities:
Commodity contracts	(243)	153	75	(15)
Interest rate swaps	—	—	—	—
Total derivative liabilities	(243)	153	75	(15)
Net amounts	$(3)	$—	$75	$72

December 31, 2013
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$788	$(389)	$(299)	$100
Interest rate swaps	—	—	—	—
Total derivative assets	788	(389)	(299)	100
Derivative liabilities:
Commodity contracts	(263)	168	70	(25)
Interest rate swaps	(1,012)	221	—	(791)
Total derivative liabilities	(1,275)	389	70	(816)
Net amounts	$(487)	$—	$(229)	$(716)
____________

(a)
Offsetting instruments at December 31, 2013 with respect to commodity contracts include amounts related to interest rate swaps and vice versa. All amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed (a)	$—	$30,790	Million US dollars
Basis	$—	$1,050	Million US dollars
Natural gas (b)	1,506	2,150	Million MMBtu
Electricity	22,340	16,482	GWh
Congestion Revenue Rights (c)	92,010	77,799	GWh
Coal	14	9	Million US tons
Fuel oil	16	26	Million gallons
Uranium	300	450	Thousand pounds
_______________

(a)
Amounts at December 31, 2013 include notional amount of interest rate swaps that had maturity dates through October 2014 as well as notional amount of swaps effective from October 2014 that had maturity dates through October 2017.

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

At June 30, 2014 and December 31, 2013, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully collateralized totaled $6 million and $4 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $5 million and $3 million at June 30, 2014 and December 31, 2013, respectively. All of the credit risk-related contingent features related to these derivatives were triggered upon the Bankruptcy Filing.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include indebtedness cross-default provisions that have resulted in the termination of such contracts as a result of the Bankruptcy Filing. Substantially all of the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, were triggered upon the Bankruptcy Filing, and substantially all such contracts had been cancelled at June 30, 2014. At June 30, 2014 and December 31, 2013, the fair value of derivative liabilities subject to such cross-default provisions totaled $9 million and $1.023 billion, respectively, before consideration of the collateral. Amounts at December 31, 2013 were largely related to interest rate swaps. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling $8 million and $6 million at June 30, 2014 and December 31, 2013, respectively, and totaled $1.140 billion at December 31, 2013. There was no liquidity exposure associated with these liabilities at June 30, 2014. See Note 7 for a description of other pre-petition obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $15 million and $1.027 billion at June 30, 2014 and December 31, 2013, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has concentrations of credit risk with the counterparties to its derivative contracts. At June 30, 2014, total credit risk exposure to all counterparties related to derivative contracts totaled $329 million (including associated accounts receivable). The net exposure to those counterparties totaled $171 million at June 30, 2014 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $87 million. At June 30, 2014, the credit risk exposure to the banking and financial sector represented 73% of the total credit risk exposure and 54% of the net exposure. The termination of natural gas hedging agreements by counterparties shortly after the Bankruptcy Filing did not significantly affect the net credit risk exposure amount presented.

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

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $225 million and $230 million for the three months ended June 30, 2014 and 2013, respectively, and $465 million and $455 million for the six months ended June 30, 2014 and 2013, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 reflect amounts due currently to Oncor totaling $140 million and $135 million, respectively, (included in trade accounts and other payables to affiliates) largely related to these electricity delivery fees.

•
Notes receivable from EFH Corp. were payable to TCEH on demand (TCEH Demand Notes) and arose from cash loaned for debt principal and interest payments and other general corporate purposes of EFH Corp. The TCEH Demand Notes were guaranteed by EFIH and EFCH on a senior unsecured basis. The TCEH Demand Notes were pledged as collateral under the TCEH Senior Secured Facilities. In January 2013, EFIH used $680 million of the proceeds from its August 2012 debt issuance to pay a dividend to EFH Corp., which EFH Corp. used with cash on hand to repay the entire balance of the TCEH Demand Notes. The average daily balance of the TCEH Demand Notes totaled $116 million for the six months ended June 30, 2013. The TCEH Demand Notes carried interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income related to the TCEH Demand Notes totaled $3 million for the six months ended June 30, 2013.

•
EFCH (parent entity) has a demand note payable to EFH Corp., the proceeds from which were used to repay outstanding debt. The note totaled $107 million and $103 million at June 30, 2014 and December 31, 2013, respectively, and carried interest at a rate based on the one-month LIBOR rate plus 5.00%. Interest expense related to this note totaled $1 million for both the three months ended June 30, 2014 and 2013 and totaled $2 million for both the six months ended June 30, 2014 and 2013. At June 30, 2014, the $107 million note payable as of the Petition Date is classified as a liability subject to compromise (LSTC).

•
In the first quarter 2014, a cash contribution totaling $84 million was made to the retirement plan assets, of which $64 million was contributed by Oncor and $20 million was contributed by TCEH, resulting in the plan being fully funded as calculated under the provisions of ERISA. As a result of the Bankruptcy Filing, participants in the retirement plan who choose to retire would not be eligible for the lump sum payout option under the retirement plan unless the retirement plan is fully funded. The payment by TCEH was accounted for as an advance to EFH Corp. that will be settled as pension and OPEB expenses are allocated to TCEH in the normal course. The balance of the advance totaled $17 million at June 30, 2014, with $7 million recorded as a current asset and $10 million recorded as a noncurrent asset.

Receivables from affiliates are measured at historical cost and primarily have consisted of notes receivable for cash loaned to EFH Corp. for debt principal and interest payments and other general corporate purposes of EFH Corp. as discussed above. TCEH reviews economic conditions, counterparty credit scores and historical payment activity to assess the overall collectability of its affiliated receivables. There were no credit loss allowances at June 30, 2014 and December 31, 2013.

•
A subsidiary of EFH Corp. bills our subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges, which are largely settled in cash and primarily reported in SG&A expenses, totaled $44 million and $55 million for the three months ended June 30, 2014 and 2013, respectively, and totaled $100 million and $117 million for the six months ended June 30, 2014 and 2013, respectively. These amounts include allocated expense, which totaled $2 million and $10 million for the three months ended June 30, 2014 and 2013, respectively, and totaled $10 million and $19 million for the six months ended June 30, 2014 and 2013, respectively, for management fees owed by EFH Corp. to the Sponsor Group. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to EFCH. Fees accrued as of the Petition Date are classified as LSTC. Beginning in 2012, we reimburse a subsidiary of EFH Corp. for an allocated share of computer equipment purchased. Amounts paid in the three and six months ended June 30, 2014 and 2013 related to computer equipment totaled $3 million and $6 million, respectively, and were accounted for as an intangible asset to be amortized over the life of the equipment. Previously, the depreciation of such equipment was included in the administrative cost billings.

See Note 7 for discussion of a letter of credit issued by TCEH in 2014 to a subsidiary of EFH Corp. to secure its amounts payable to the subsidiary arising from recurring transactions in the normal course.

•
In April 2014, prior to the Bankruptcy Filing, a subsidiary of EFH Corp. sold information technology assets to TCEH totaling $24 million. TCEH cash settled these transactions in April 2014. The assets are substantially for the use of TCEH and its subsidiaries.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in investments in our balance sheet, will ultimately be sufficient to fund the actual future decommissioning liability, reported in noncurrent liabilities in our balance sheet. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended June 30, 2014 and 2013 and totaled $8 million for both the six months ended June 30, 2014 and 2013. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At June 30, 2014 and December 31, 2013, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $442 million and $400 million, respectively, reported in other noncurrent liabilities.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns that include our results; however, under a Federal and State Income Tax Allocation Agreement, our federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if we file our own corporate income tax return. As of June 30, 2014, we had current income tax liabilities of $11 million and we had $535 million in noncurrent income tax liabilities payable to EFH Corp. as of the Petition Date reported as LSTC. As of December 31, 2013, we had current income tax liabilities of $21 million and noncurrent income tax liabilities of $535 million payable to EFH Corp. We made tax payments to EFH Corp. of $28 million and $29 million for the six months ended June 30, 2014 and 2013, respectively.

•
Certain transmission and distribution utilities in Texas have requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at June 30, 2014 and December 31, 2013, TCEH had posted letters of credit and/or cash in the amount of $10 million and $9 million, respectively, for the benefit of Oncor.

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

•
As a result of debt repurchase and exchange transactions in 2009 through 2011, EFH Corp. and EFIH held TCEH debt securities at both June 30, 2014 and December 31, 2013 as shown below (principal amounts). At June 30, 2014, the $382 million in notes payable as of the Petition Date is classified as LSTC.

Principal Amount
TCEH Senior Notes:
Held by EFH Corp.	$284
Held by EFIH	79
TCEH Term Loan Facilities:
Held by EFH Corp.	19
Total	$382

Interest expense on the notes totaled $3 million and $10 million for the three months ended June 30, 2014 and 2013, respectively, and totaled $13 million and $19 million for the six months ended June 30, 2014 and 2013, respectively.

See Notes 7 and 9 for discussion of guarantees and push down of certain EFH Corp. debt.

14.     SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other income:
Insurance/litigation settlements	$—	$—	$—	$2
All other	2	3	7	4
Total other income	$2	$3	$7	$6
Other deductions:
Write-off of deferred costs related to cancelled mining projects	$21	$—	$21	$—
All other	2	1	3	3
Total other deductions	$23	$1	$24	$3

Restricted Cash

	June 30, 2014		December 31, 2013
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH's DIP Facility (Note 5)	$—	$53	$—	$—
Amounts related to TCEH's pre-petition Letter of Credit Facility (Note 7) (a)	—	582	945	—
Total restricted cash	$—	$635	$945	$—
____________

(a)	At December 31, 2013, in consideration of the Bankruptcy Filing, all amounts were classified as current. See Note 7 for discussion of letter of credit draws in 2014.

Trade Accounts Receivable

	June 30, 2014	December 31, 2013
Wholesale and retail trade accounts receivable	$784	$724
Allowance for uncollectible accounts	(13)	(14)
Trade accounts receivable — net	$771	$710

Gross trade accounts receivable at June 30, 2014 and December 31, 2013 included unbilled revenues of $286 million and $272 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2014	2013
Allowance for uncollectible accounts receivable at beginning of period	$14	$9
Increase for bad debt expense	20	13
Decrease for account write-offs	(21)	(11)
Allowance for uncollectible accounts receivable at end of period	$13	$11

Inventories by Major Category

	June 30, 2014	December 31, 2013
Materials and supplies	$213	$216
Fuel stock	187	154
Natural gas in storage	42	29
Total inventories	$442	$399

Investments

	June 30, 2014	December 31, 2013
Nuclear plant decommissioning trust	$845	$791
Assets related to employee benefit plans, including employee savings programs, net of distributions	1	1
Land	37	37
Miscellaneous other	8	9
Total investments	$891	$838

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited by TCEH in the trust fund. Income and expense associated with the trust fund and the decommissioning liability are offset by a corresponding change in a receivable/payable (currently a payable reported in noncurrent liabilities) that will ultimately be settled through changes in Oncor's delivery fees rates (see Note 13). The nuclear decommissioning trust fund is not a debtor under the Chapter 11 Cases. A summary of investments in the fund follows:

	June 30, 2014
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$276	$12	$(1)	$287
Equity securities (c)	261	302	(5)	558
Total	$537	$314	$(6)	$845

	December 31, 2013
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$266	$8	$(4)	$270
Equity securities (c)	255	271	(5)	521
Total	$521	$279	$(9)	$791
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.14% and 3.96% at June 30, 2014 and December 31, 2013, respectively, and an average maturity of 6 years at both June 30, 2014 and December 31, 2013.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at June 30, 2014 mature as follows: $101 million in one to five years, $56 million in five to ten years and $130 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized gains	$—	$1	$1	$1
Realized losses	$(1)	$—	$(1)	$—
Proceeds from sales of securities	$52	$64	$85	$105
Investments in securities	$(56)	$(67)	$(93)	$(112)

Property, Plant and Equipment

At June 30, 2014 and December 31, 2013, property, plant and equipment of $17.2 billion and $17.6 billion, respectively, is stated net of accumulated depreciation and amortization of $8.7 billion and $8.1 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets, for the six months ended June 30, 2014:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2013	$390	$98	$36	$524
Additions:
Accretion	12	12	—	24
Reductions:
Payments	—	(40)	—	(40)
Adjustment to estimate of reclamation costs	—	(2)	—	(2)
Liability at June 30, 2014	402	68	36	506
Less amounts due currently	—	(49)	—	(49)
Noncurrent liability at June 30, 2014	$402	$19	$36	$457

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2014	December 31, 2013
Uncertain tax positions, including accrued interest	$205	$204
Asset retirement and mining reclamation obligations	457	440
Unfavorable purchase and sales contracts	578	589
Nuclear decommissioning cost over-recovery (Note 13)	442	400
Other, including retirement and other employee benefits	17	21
Total other noncurrent liabilities and deferred credits	$1,699	$1,654

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $6 million and $7 million for the three months ended June 30, 2014 and 2013, respectively, and totaled $12 million and $13 million for the six months ended June 30, 2014 and 2013, respectively. See Note 4 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2014	$24
2015	$24
2016	$24
2017	$24
2018	$24

Fair Value of Debt

	June 30, 2014		December 31, 2013
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facility (Note 5)	$1,425	$1,432	$—	$—
Pre-petition notes, loans and other debt reported as liabilities subject to compromise (Note 7)	31,897	21,844	—	—
Long-term debt, excluding capitalized lease obligations	91	101	—	—
Pre-petition notes, loans and other debt (excluding capital leases) (Note 7)	—	—	32,184	17,985

We determine fair value in accordance with accounting standards as discussed in Note 11, and at June 30, 2014, our debt fair value represents Level 2 valuations. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2014	2013
Cash payments related to:
Interest paid (a)	$623	$1,365
Capitalized interest	(11)	(14)
Interest paid (net of capitalized interest) (a)	$612	$1,351
Reorganization items (b)	$26	$—
Income taxes	$28	$29
Noncash investing and financing activities:
Effect of Parent's payment of interest, net of tax, on pushed down debt	$—	$20
Construction expenditures (c)	$48	$66
Debt assumed related to acquisition of combustion turbine trust interest	$—	$(45)
Reduction of debt pushed down from EFH Corp. (d)	$—	$(420)
Debt extension transactions (e)	$—	$(340)
____________

(a)	Net of amounts received under interest rate swap agreements.

(b)	Represents cash payments for legal and other consulting services.

(c)	Represents end-of-period accruals.

(d)	For the six months ended June 30, 2013, represents $838 million principal amount of EFH Corp. debt exchanged (at 50%) for EFIH debt.

(e)	Principal amounts of incremental loans under the TCEH Term Loan Facilities issued in consideration for the extension of the maturity date of such facilities.

15.     SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

At June 30, 2014 TCEH and TCEH Finance, as Co-Issuers, had outstanding $5.237 billion aggregate principal amount of pre-petition 10.25% Senior Notes Due 2015, 10.25% Senior Notes due 2015 Series B and Toggle Notes (collectively, the TCEH Senior Notes) and $1.571 billion aggregate principal amount of pre-petition 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021 (Series B) (collectively, the TCEH Senior Secured Second Lien Notes). The TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes are unconditionally guaranteed by EFCH and by each subsidiary (all 100% owned by TCEH) that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes. The guarantees of the TCEH Senior Notes rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. The guarantees of the TCEH Senior Secured Second Lien Notes rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH's obligations under the TCEH Senior Secured Facilities, the TCEH Senior Secured Notes and TCEH's commodity and interest rate hedges that were secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral (see Note 7). All other subsidiaries of EFCH, either direct or indirect, do not guarantee the TCEH Senior Notes or TCEH Senior Secured Second Lien Notes (collectively the Non-Guarantors). The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain certain restrictions, subject to certain exceptions, on EFCH's ability to pay dividends or make investments. See Note 7.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" in order to present the condensed consolidating statements of income for the three and six months ended June 30, 2014 and 2013 and of cash flows for the six months ended June 30, 2014 and 2013 of EFCH (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors and the condensed consolidating balance sheets at June 30, 2014 and December 31, 2013 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, "Push Down Basis of Accounting Required in Certain Limited Circumstances," including the effects of the push down of $30 million of the EFH Corp. pre-petition 10.875% Senior Notes and EFH Corp. pre-petition 11.25%/12.00% Senior Toggle Notes to the Parent at both June 30, 2014 and December 31, 2013 and the TCEH Senior Notes, TCEH Senior Secured Notes, TCEH Senior Secured Second Lien Notes and TCEH Senior Secured Facilities to the Other Guarantors at June 30, 2014 and December 31, 2013 (see Note 7). TCEH Finance's sole function is to be the co-issuer of the certain TCEH debt securities; therefore, it has no other independent assets, liabilities or operations. Amounts reported as advances to affiliates arise from recurring intercompany transactions among EFCH, TCEH and TCEH’s subsidiaries in the normal course of business. In consideration of the Bankruptcy Filing, the ultimate settlement of the advances is uncertain and is dependent on the Chapter 11 plan ultimately approved. Accordingly, as of June 30, 2014, the Other Guarantors' pre-petition advances from parent have been reclassified to membership interests as a noncash transaction.

EFCH (parent entity) received no dividends/distributions from its consolidated subsidiaries for the three or six months ended June 30, 2014 and 2013.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Income (Loss)
Three Months Ended June 30, 2014
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,406	$—	$—	$1,406
Fuel, purchased power costs and delivery fees	—	—	(656)	—	—	(656)
Net gain (loss) from commodity hedging and trading activities	—	(38)	65	—	—	27
Operating costs	—	—	(242)	—	—	(242)
Depreciation and amortization	—	—	(329)	—	—	(329)
Selling, general and administrative expenses	—	(12)	(139)	—	—	(151)
Franchise and revenue-based taxes	—	—	(18)	—	—	(18)
Other income	—	—	2	—	—	2
Other deductions	—	—	(23)	—	—	(23)
Interest income	—	19	66	—	(85)	—
Interest expense and related charges	(3)	(511)	(192)	—	259	(447)
Reorganization items	—	(423)	—	—	—	(423)
Loss before income taxes	(3)	(965)	(60)	—	174	(854)
Income tax benefit	1	317	7	—	(56)	269
Equity earnings (losses) of subsidiaries	(583)	65	—	—	518	—
Net loss	(585)	(583)	(53)	—	636	(585)
Other comprehensive income (loss)	1	1	—	—	(1)	1
Comprehensive loss	$(584)	$(582)	$(53)	$—	$635	$(584)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Income (Loss)
Three Months Ended June 30, 2013
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,419	$17	$(17)	$1,419
Fuel, purchased power costs and delivery fees	—	—	(687)	—	—	(687)
Net gain from commodity hedging and trading activities	—	113	55	—	—	168
Operating costs	—	—	(269)	—	3	(266)
Depreciation and amortization	—	—	(335)	(2)	—	(337)
Selling, general and administrative expenses	—	(21)	(154)	(7)	13	(169)
Franchise and revenue-based taxes	—	—	(16)	—	—	(16)
Other income	—	—	3	—	—	3
Other deductions	—	—	(1)	—	—	(1)
Interest income	—	60	199	—	(258)	1
Interest expense and related charges	(4)	(604)	(605)	(3)	808	(408)
Income (loss) before income taxes	(4)	(452)	(391)	5	549	(293)
Income tax (expense) benefit	2	150	113	(2)	(187)	76
Equity earnings (losses) of subsidiaries	(215)	87	—	—	128	—
Net income (loss)	(217)	(215)	(278)	3	490	(217)
Other comprehensive income	2	2	—	—	(2)	2
Comprehensive income (loss)	$(215)	$(213)	$(278)	$3	$488	$(215)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Income (Loss)
Six Months Ended June 30, 2014
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$2,924	$—	$—	$2,924
Fuel, purchased power costs and delivery fees	—	—	(1,388)	—	—	(1,388)
Net loss from commodity hedging and trading activities	—	(90)	(102)	—	—	(192)
Operating costs	—	—	(455)	—	—	(455)
Depreciation and amortization	—	—	(656)	—	—	(656)
Selling, general and administrative expenses	—	(29)	(297)	(2)	—	(328)
Franchise and revenue-based taxes	—	—	(36)	—	—	(36)
Other income	—	—	5	2	—	7
Other deductions	—	—	(24)	—	—	(24)
Interest income	1	80	262	—	(343)	—
Interest expense and related charges	(6)	(1,375)	(806)	—	1,075	(1,112)
Reorganization items	—	(423)	—	—	—	(423)
Loss before income taxes	(5)	(1,837)	(573)	—	732	(1,683)
Income tax benefit	1	614	184	—	(246)	553
Equity earnings (losses) of subsidiaries	(1,126)	97	—	—	1,029	—
Net loss	(1,130)	(1,126)	(389)	—	1,515	(1,130)
Other comprehensive income (loss)	1	1	—	—	(1)	1
Comprehensive loss	$(1,129)	$(1,125)	$(389)	$—	$1,514	$(1,129)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Income (Loss)
Six Months Ended June 30, 2013
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$2,679	$32	$(32)	$2,679
Fuel, purchased power costs and delivery fees	—	—	(1,323)	—	—	(1,323)
Net loss from commodity hedging and trading activities	—	(22)	(7)	—	—	(29)
Operating costs	—	—	(498)	—	2	(496)
Depreciation and amortization	—	—	(679)	(2)	—	(681)
Selling, general and administrative expenses	—	(35)	(307)	(14)	29	(327)
Franchise and revenue-based taxes	—	—	(33)	—	—	(33)
Other income	—	—	6	—	—	6
Other deductions	—	—	(3)	—	—	(3)
Interest income	1	120	385	—	(501)	5
Interest expense and related charges	(11)	(1,380)	(1,223)	(4)	1,619	(999)
Income (loss) before income taxes	(10)	(1,317)	(1,003)	12	1,117	(1,201)
Income tax benefit (expense)	6	465	372	(4)	(381)	458
Equity earnings (losses) of subsidiaries	(739)	113	—	—	626	—
Net income (loss)	(743)	(739)	(631)	8	1,362	(743)
Other comprehensive income	4	4	—	—	(4)	4
Comprehensive income (loss)	$(739)	$(735)	$(631)	$8	$1,358	$(739)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(3)	$(775)	$736	$(4)	$—	$(46)
Cash flows – financing activities:
Proceeds from TCEH DIP Facility	—	1,425	—	—	—	1,425
Fees paid for TCEH DIP Facility	—	(92)	—	—	—	(92)
Notes/advances due to affiliates	6	465	—	—	(471)	—
Repayments/repurchases of debt	(3)	(203)	(6)	—	—	(212)
Contributions from noncontrolling interests	—	—	—	1	—	1
Cash provided by (used in) financing activities	3	1,595	(6)	1	(471)	1,122
Cash flows – investing activities:
Capital expenditures	—	—	(193)	—	—	(193)
Nuclear fuel purchases	—	—	(36)	—	—	(36)
Settlements of notes due from affiliates	—	—	(488)	—	471	(17)
Increase in restricted cash related to TCEH DIP Facility	—	(53)	—	—	—	(53)
Purchase of right to use certain computer-related assets from parent	—	—	(3)	—	—	(3)
Reduction of restricted cash related to TCEH Letter of Credit Facility		363	—		—	363
Proceeds from sales of environmental allowances and credits	—	—	2	—	—	2
Purchases of environmental allowances and credits	—	—	(9)	—	—	(9)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	85	—	—	85
Investments in nuclear decommissioning trust fund securities	—	—	(93)	—	—	(93)
Other, net	—	1	9	—	—	10
Cash provided by (used in) investing activities	—	311	(726)	—	471	56
Net change in cash and cash equivalents	—	1,131	4	(3)	—	1,132
Cash and cash equivalents – beginning balance	—	725	16	5	—	746
Cash and cash equivalents – ending balance	$—	$1,856	$20	$2	$—	$1,878

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Condensed Consolidating Balance Sheets June 30, 2014 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,856	$20	$2	$—	$1,878
Advances to parent and affiliates	4	7	194	—	(198)	7
Trade accounts receivable – net	—	—	771	—	—	771
Income taxes receivable	2	—	56	—	(58)	—
Inventories	—	—	442	—	—	442
Commodity and other derivative contractual assets	—	—	231	—	—	231
Accumulated deferred income taxes	—	117	21	—	(25)	113
Margin deposits related to commodity positions	—	—	94	—	—	94
Other current assets	—	2	68	—	—	70
Total current assets	6	1,982	1,897	2	(281)	3,606
Restricted cash	—	635	—	—	—	635
Investments	(22,989)	13,852	907	8	9,113	891
Property, plant and equipment – net	—	—	17,192	2	—	17,194
Advances to parent and affiliates	—	10	—	—	—	10
Goodwill	—	3,952	—	—	—	3,952
Identifiable intangible assets – net	—	—	1,658	—	—	1,658
Commodity and other derivative contractual assets	—	—	9	—	—	9
Accumulated deferred income taxes	—	613	—	14	(627)	—
Other noncurrent assets, primarily unamortized debt amendment and issuance costs	—	—	11	—	—	11
Total assets	$(22,983)	$21,044	$21,674	$26	$8,205	$27,966

LIABILITIES AND MEMBERSHIP INTERESTS
Notes/advances from affiliates	$—	$198	$—	$—	$(198)	$—
Trade accounts payable	—	1	363	—	—	364
Trade accounts and other payables to affiliates	—	2	146	2	—	150
Commodity and other derivative contractual liabilities	—	—	241	—	—	241
Margin deposits related to commodity positions	—	—	3	—	—	3
Accumulated deferred income taxes	25	—	—	—	(25)	—
Accrued income taxes payable to parent	—	69	—	—	(58)	11
Accrued taxes other than income	—	—	68	—	—	68
Accrued interest	—	100	2	—	—	102

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Condensed Consolidating Balance Sheets June 30, 2014 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Other current liabilities	$11	$30	$193	$—	$—	$234
Total current liabilities	36	400	1,016	2	(281)	1,173
Accumulated deferred income taxes	51	—	2,548	—	393	2,992
Commodity and other derivative contractual liabilities	—	—	2	—	—	2
Borrowings under debtor-in-possession credit facility	—	1,425	—	—	—	1,425
Long-term debt, less amounts due currently	45	—	62	—	—	107
Liabilities subject to compromise	146	42,183	32,534	—	(40,908)	33,955
Other noncurrent liabilities and deferred credits	8	25	1,666	—	—	1,699
Total liabilities	286	44,033	37,828	2	(40,796)	41,353
EFCH membership interests	(23,269)	(22,989)	(16,154)	24	49,001	(13,387)
Total membership interests	(23,269)	(22,989)	(16,154)	24	49,001	(13,387)
Total liabilities and membership interests	$(22,983)	$21,044	$21,674	$26	$8,205	$27,966

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Condensed Consolidating Balance Sheets December 31, 2013 (millions of dollars)

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Condensed Consolidating Balance Sheets December 31, 2013 (millions of dollars)

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

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Bankruptcy Filing and the application of ASC 852-10, Reorganizations.

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

Significant Activities and Events and Items Influencing Future Performance

Filing under Chapter 11 of the United States Bankruptcy Code — On the Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. We intend to conduct our business operations in the normal course and maintain our focus on achieving excellence in customer service and meeting the needs of electricity consumers in Texas.

The Bankruptcy Filing resulted primarily from the adverse effects on EFH Corp.'s competitive businesses of lower wholesale electricity prices in ERCOT driven by the sustained decline in natural gas prices since mid-2008. Further, the natural gas hedges that TCEH entered into when forward market prices of natural gas were significantly higher than current prices had largely matured before the remaining positions were terminated shortly after the Bankruptcy Filing (see Note 12 to Financial Statements). These market conditions challenged the profitability and operating cash flows of EFH Corp.'s competitive businesses and resulted in the inability to support their significant interest payments and debt maturities, including the remaining debt obligations due in 2014, and the inability to refinance and/or extend the maturities of their outstanding debt.

Restructuring Support and Lock-Up Agreement (RSA) — As previously disclosed, after a series of discussions with certain creditors that began in 2013 and in anticipation of the Bankruptcy Filing, on April 29, 2014, the Debtors entered into a Restructuring Support and Lock-Up Agreement (RSA) with various stakeholders (Consenting Parties) in order to effect an agreed upon restructuring of the Debtors through a pre-arranged Chapter 11 plan of reorganization.

On July 24, 2014, pursuant to the RSA, each of EFH Corp., EFIH, EFCH, TCEH, EFIH Finance, Inc. and TCEH Finance Inc. provided a notice of termination of the RSA in accordance with its terms to the Consenting Parties. The RSA termination became effective on July 31, 2014.

The Debtors believe that the RSA provided significant benefit to the Debtors, including, without limitation, (a) enabling the TCEH Debtors to obtain the support of holders of the TCEH first lien secured claims for the TCEH debtor-in-possession financing facility and (b) providing a framework for the restructuring transactions involving EFH Corp. and EFIH described in the RSA, which prompted competing proposals (including, among others, an alternative proposal from NextEra Energy, Inc.).

Each of the Debtors remain committed to the tax-free spin of TCEH and its subsidiaries described in the RSA. Moreover, the TCEH first lien creditors who were party to the RSA have advised the Debtors that, notwithstanding the RSA termination, they intend to continue to work cooperatively with the Debtors and other parties in interest to pursue transactions that can be achieved expeditiously, including a possible tax-free spin of the TCEH Debtors, which will maximize the value of the TCEH Debtors' estates and resolve the Chapter 11 Cases.

In cooperation with various stakeholders, the Debtors have focused, and will continue to focus, on formulating and implementing an effective and efficient plan of reorganization for each of the Debtors under Chapter 11 of the Bankruptcy Code that maximizes enterprise value. The Debtors intend to conduct a court supervised bid process with respect to the restructuring of EFH Corp. and EFIH to maximize their respective enterprise values for all stakeholders. In addition, EFH Corp. and EFIH intend to negotiate with each party that has submitted or does submit a bid with respect to the reorganization of EFH Corp. and EFIH.

EFIH Settlement of First Lien Notes and Related Exchanges — Pursuant to the RSA, certain holders of EFIH First Lien Notes agreed to voluntary settlements of such notes. In June 2014, the Bankruptcy Court issued an order approving this settlement, the EFIH DIP Facility and the settlement of remaining EFIH First Lien Notes, all of which were completed.

The RSA termination does not impact or cancel the EFIH First Lien Notes settlement since such settlement was completed prior to the RSA termination.

Private Letter Ruling — Pursuant to the RSA, on June 10, 2014 EFH Corp. filed a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to Reorganized TCEH, (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH First Lien Claims, will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G) , 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code. Notwithstanding the termination of the RSA, the Debtors intend to continue to pursue the Private Letter Ruling in connection with any Chapter 11 plan of reorganization that is ultimately proposed.

Operation and Implications of the Chapter 11 Cases — The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Debtors' ability to continue as a going concern is contingent upon their ability to comply with the financial and other covenants contained in the debtor-in-possession financing (DIP Facilities), the Bankruptcy Court's approval of the Chapter 11 plan of reorganization ultimately proposed by the Debtors and their ability to successfully implement such Chapter 11 plan and obtain new financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements.

A Chapter 11 plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the Chapter 11 plan is confirmed. The Debtors currently expect that any proposed Chapter 11 plan of reorganization will provide, among other things, mechanisms for settlement of claims against the Debtors' estates, treatment of EFH Corp.'s existing equity holders and the Debtors' respective existing debt holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to a reorganized EFH Corp. Any proposed Chapter 11 plan of reorganization will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors' creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for any Chapter 11 plan of reorganization it ultimately proposes from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors' creditors.

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

In general, the Debtors have received final bankruptcy court orders with respect to "first day motions" that allow the Debtors to operate their businesses in the ordinary course of business, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the continuation of customer programs at our retail electricity sales operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In June 2014, the Bankruptcy Court issued orders approving the TCEH and EFIH DIP Facilities and the exchange and settlement of the EFIH First Lien Notes. See Note 5 to Financial Statements for discussion of the TCEH DIP Facility.

Pre-Petition Claims — Holders of pre-petition claims will be required to file proofs of claims by the "bar dates" established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court has not yet established the bar date. Differences between liability amounts recorded by the company as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheet will be recognized as reorganization items in our condensed statement of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to the company’s financial statements.

Regulatory Requirements Related to the Bankruptcy Filing — Pursuant to the Bankruptcy Code, the Debtors intend to comply with all applicable regulatory requirements, including all requirements related to environmental and safety law compliance, during the pendency of the Chapter 11 Cases. Further, the Debtors have been complying, and intend to continue to comply, with the various reporting obligations that are required by the Bankruptcy Court during the pendency of the Chapter 11 Cases. In addition, the Debtors will seek all necessary and appropriate regulatory approvals necessary to complete any transactions proposed in the Chapter 11 plan. Moreover, to the extent the Debtors either maintain insurance policies or self-insure their regulatory compliance obligations, the Debtors intend to continue such insurance policies or self-insurance in the ordinary course of business.

Natural Gas Hedging Program and Termination of Positions — In previous years TCEH had entered into long-term market transactions involving natural gas-related financial instruments designed to mitigate the effect of natural gas price changes on future electricity revenues. These instruments are deemed to be "forward contracts" under the Bankruptcy Code. The Bankruptcy Filing constituted an event of default under the natural gas hedging agreements, and in accordance with the contractual terms, counterparties terminated the hedging positions secured by a first-lien interest in the same assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes shortly after the Bankruptcy Filing. These positions represented the substantial majority of the positions in the program. See discussion below regarding termination of interest rate swaps with the same counterparties and related contractual netting arrangements.

The terminated positions, which would have all matured by December 31, 2014, represented forward sales totaling approximately 88 million MMBtu of natural gas (equivalent to the natural gas exposure of approximately 10,000 GWh at an assumed 8.5 market heat rate) at a weighted average hedge price of $7.83 per MMBtu.

The natural gas positions have resulted in realized and unrealized net gains (losses), reported in net gain (loss) from commodity hedging and trading activities, as provided in the table below. Realized net gains presented below for the three and six months ended June 30, 2014 represent amounts settled in cash and therefore do not include $117 million of realized net gains that are included (as an offset) in the net settlement liability arising from the terminations of interest rate swap and natural gas hedging positions as discussed below. (Corresponding amount is excluded from unrealized net losses.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized net gains	$232	$224	$345	$480
Unrealized net losses including reversals of previously recorded amounts related to positions settled	(269)	(116)	(433)	(482)
Total	$(37)	$108	$(88)	$(2)

See "Results of Operations" for discussion of the results of all hedging and trading activity, including the results of the natural gas hedging program.

TCEH Interest Rate Swaps and Terminations of Positions — TCEH had employed interest rate swaps to hedge exposure to its variable rate debt. TCEH had also entered into interest rate basis swap transactions that further reduced the fixed borrowing costs achieved through the interest rate swaps. These instruments are deemed to be "forward contracts" under the Bankruptcy Code. The Bankruptcy Filing constituted an event of default under the interest rate swap agreements, and in accordance with the contractual terms, the counterparties terminated all the TCEH agreements shortly after the Bankruptcy Filing. All of the TCEH interest rate swaps were secured by a first-lien interest in the same assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes.

The table below presents information for the interest rate swaps terminated:

Fixed Rates			Expiration Dates	Notional Amount
5.5%	-	9.3%	October 2014	$18.077	billion
6.8%	-	9.0%	October 2015 through October 2017	$12.600	billion

Basis swaps totaled $1.05 billion notional amount. The remaining basis swaps had expiration dates in August 2014.

The interest rate swaps have resulted in realized and unrealized net gains (losses), reported in interest expense and related charges, as presented in the table below. Realized net losses presented below for the three and six months ended June 30, 2014 represent amounts settled in cash and therefore do not include $1.225 billion of realized net losses that are included in the net liability arising from the terminations and $127 million in realized losses on matured positions that have not been settled as discussed immediately below. (Corresponding amounts are excluded from unrealized net gains.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized net loss	$—	$(155)	$(66)	$(306)
Unrealized net gain including reversals related to realized net loss amounts	1	338	65	486
Total	$1	$183	$(1)	$180

Net First-Lien Liability for Terminated Natural Gas Hedging Positions and Interest Rate Swaps — Entities with a first-lien security interest included counterparties to both our natural gas hedging positions and interest rate swaps, which had entered into master agreements that provided for netting and setoff of amounts related to these positions, as well as counterparties to only our interest rate swaps. The net liability recorded upon termination of the interest rate swaps and natural gas hedges totaled $1.108 billion, which represents the $1.225 billion realized loss related to the terminated interest rate swaps net of the $117 million realized gain related to the terminated natural gas hedging positions. In addition, net accounts payable amounts related to matured interest rate swaps, which totaled $127 million at June 30, 2014, are secured by the first-lien interest. The total net liability of $1.235 billion is subject to the terms of settlement of TCEH's first-lien claims ultimately approved by the Bankruptcy Court, and is reported in the condensed consolidated balance sheets as a liability subject to compromise. Further, as noted in Note 8 to Financial Statements, the net liability is subject to adequate protection payments during the pendency of the Chapter 11 Cases.

Overall Hedged Generation Position — Taking together forward wholesale and retail electricity sales with all hedging positions, at June 30, 2014 and December 31, 2013, we had effectively hedged an estimated 76% and 95%, respectively, of the price exposure, on a natural gas equivalent basis, related to our expected generation output for 2014 (assuming an 8.5 market heat rate). The majority of our hedges are financial natural gas positions and at December 31, 2013 included those long-term positions entered into in previous years and since terminated, as discussed above, as well as more recent short-term hedges. The decline in the overall hedged position was primarily due to the termination of the natural gas hedging positions.

Commodity Price Sensitivities — The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices, market heat rates and diesel fuel prices on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on our unhedged position and forward prices at June 30, 2014, which for natural gas reflects estimates of electricity generation less amounts under existing wholesale and retail sales contracts and amounts related to hedging positions. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2014	2015
$1.00/MMBtu change in natural gas price (a)(b)	$ ~51	$ ~360
0.1/MMBtu/MWh change in market heat rate (c)	$ ~4	$ ~25
$1.00/gallon change in diesel fuel price	$ ~3	$ ~35

___________

(a)	Balance of 2014 is from August 1, 2014 through December 31, 2014.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 75% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at June 30, 2014.

Environmental Matters — See Note 9 to Financial Statements for a discussion of the CSAPR and other EPA actions as well as related litigation.

Greenhouse Gas Emissions — In June 2014, the EPA proposed guidelines that address greenhouse gas (GHG) emissions from existing electricity generation plants. The proposed guidelines would establish state-specific emission rate goals to reduce nationwide carbon dioxide (CO2) emissions related to electricity generation by approximately 17% from 2012 emission levels by 2030. For Texas, the EPA would establish an interim emission rate goal for the electricity generation sector of 853 pounds CO2/MWh averaged between 2020-2029 and a final emission rate goal of 791 pounds CO2/MWh by 2030. The 2030 goal represents an approximate 40% reduction in the CO2 emission rate for Texas electricity generation using EPA's 2012 baseline and calculation methodology. The EPA developed this emission rate goal based on the application of a six percent efficiency improvement in converting fuel to electricity, an increase in the dispatch of natural gas combined cycle units, an increase in renewable electricity generation in the state and assumptions about improvement in demand side management of electricity use. The comment period on the proposal closes October 16, 2014, and the EPA is expected to finalize the guidelines by June 2015. Under the proposed guidelines, states will be required to submit to the EPA their program plans by June 2016, but may request an extension if certain commitments are met. While we cannot predict the outcome of this rulemaking on our results of operations, liquidity or financial condition, the impacts could be material.

In June 2014, the US Supreme Court issued its opinion regarding the EPA's determination that its regulation of GHG emissions from motor vehicles triggered greenhouse gas permitting requirements for stationary sources under the Clean Air Act (CAA). The US Supreme Court affirmed in part and reversed in part the D.C. Circuit Court's decision. The US Supreme Court reversed the D.C. Circuit Court in holding that the EPA exceeded its statutory authority under the CAA when it determined that stationary source emissions of GHG's, alone, trigger permitting obligations under the Prevention of Significant Deterioration (PSD) and Title V programs. The US Supreme Court affirmed the D.C. Circuit Court's ruling that "best available control technology" (BACT) under PSD and Title V can be applied to GHG emissions if the source has otherwise triggered PSD permitting due to other emissions. We were not a party to that case. It is uncertain how, if at all, the decision and any subsequent proceedings will affect our results of operations, liquidity or financial condition.

Mercury and Air Toxics Standard (MATS) — In December 2011, the EPA finalized the MATS rule, which regulates the emissions of mercury, nonmercury metals, hazardous organic compounds and acid gases. Any additional control equipment retrofits on our lignite/coal fueled generation units required to comply with the MATS rule as finalized would need to be installed within three to four years from the April 2012 effective date of the rule. In April 2012, we filed a petition for review of the MATS rule in the D.C. Circuit Court. Certain states and industry participants have also filed petitions for review in the D.C. Circuit Court and the D.C. Circuit Court heard oral arguments in December 2013. In April 2014, the D.C. Circuit Court issued its ruling upholding the MATS rule and dismissing all challenges. In July 2014, certain parties, including the Utility Air Regulatory Group and the National Mining Association, filed petitions for certiorari with the US Supreme Court. We cannot predict whether the US Supreme Court will accept review of the case. In November 2012, the EPA proposed revised standards for new coal fired generation units and other minor changes to the MATS rule, including changes to the work practice standards affecting all units. In March 2013, the EPA finalized the revised standards for new coal fired units and certain other minor changes but did not address the work practice standards. In June 2013, the EPA solicited comments on certain proposed changes to these work practice standards. We cannot predict the outcome of this rulemaking or the EPA's timing to issue the final work practice standards. In 2013, the TCEQ approved one-year MATS compliance extensions for our Big Brown and Sandow 4 generation plants.

Regional Haze — SO2 and NOX reductions required under the EPA's Regional Haze (Visibility) Program rule addressing best available retrofit technology (BART) apply to electricity generation units built between 1962 and 1977. The reductions are required either on a unit-by-unit basis or by state participation in an EPA-approved regional trading program such as the CAIR or the CSAPR. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze (Regional Haze SIP) to the EPA, which we believe would not have a material impact on our generation facilities. In December 2011, the EPA proposed a limited disapproval of the Regional Haze SIP due to its reliance on the CAIR and a Federal Implementation Plan (FIP) for Texas providing that the inclusion in the CSAPR programs meets the BART program's regional haze requirements for SO2 and NOX reductions. In June 2012, the EPA finalized the limited disapproval of the Regional Haze SIP to the extent it relies on CAIR, but did not finalize a FIP for Texas, stating that it needed more time to review the Regional Haze SIP. In August 2012, we filed a petition for review in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) challenging the EPA's limited disapproval of the Regional Haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, we filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of FIP regarding the regional haze BART program. The Fifth Circuit Court case has since been transferred to the D.C. Circuit Court and consolidated with other pending BART program regional haze appeals. The consolidated cases now in the D.C. Circuit Court are currently held in abeyance. Following the US Supreme Court's ruling in the CSAPR described in Note 9 to Financial Statements, the D.C. Circuit Court ordered the parties to file motions to govern further proceedings on July 30, 2014. We and other parties to those proceedings are conferring regarding how further proceedings should be governed.

In response to a lawsuit by environmental groups, the D.C. Circuit Court issued a consent decree in March 2012 that required the EPA to propose a decision on the Regional Haze SIP by May 2012 and finalize that decision by November 2012. The consent decree requires a FIP for any provisions that the EPA disapproves. In May 2013, the D.C. Circuit amended the consent decree and extended the dates for the EPA to propose and finalize a decision on the Regional Haze SIP to May and December 2014, respectively. In June 2014, the D.C. Circuit Court extended the dates for the EPA to propose and finalize a decision on the Regional Haze SIP to November 2014 and September 2015, respectively. In requesting this extension, the EPA indicated that it needed time to evaluate the reasonable progress goal provisions of the Regional Haze Program. As part of this evaluation, a number of power companies in Texas, including Luminant, have received requests for information regarding SO2 controls. We cannot predict whether or when the EPA will fully approve the Regional Haze SIP or finalize a FIP for Texas regarding regional haze, or a FIP's impact on our results of operations, liquidity or financial condition.

Water — In May 2014, the EPA adopted Clean Water Act Section 316(b) regulations pertaining to existing water intake structures at large generation facilities. Although the rule does not mandate a certain control technology, it does require site-specific assessments of technology feasibility on a case-by-case basis at the state level. Compliance with this rule requires assessments and reports six months following implementation of the rule, but allows up to eight full years following promulgation for full compliance. Compliance with the rule is not anticipated to have a material effect on our results of operations, liquidity or financial condition.

Recent PUCT/ERCOT Actions — A scheduled increase to the ERCOT system-wide offer cap was implemented effective June 2014, raising the cap from $5,000 per MWh to $7,000 per MWh. In addition, the operating reserve demand curve (ORDC) was implemented in the ERCOT market effective June 2014. The ORDC provides for a price adder to real-time wholesale electricity prices as reserves decline, subject to a $9,000 per MWh energy price cap. We cannot predict the frequency of market conditions in the ERCOT market that could result in these prices, which would likely be due to extreme weather and/or reduced generation availability, among other factors.

RESULTS OF OPERATIONS
Sales Volume and Customer Count Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	5,070	5,475	(7.4)%	10,245	10,080	1.6%
Small business (a)	1,393	1,332	4.6%	2,661	2,522	5.5%
Large business and other customers	2,650	2,481	6.8%	4,921	4,799	2.5%
Total retail electricity	9,113	9,288	(1.9)%	17,827	17,401	2.4%
Wholesale electricity sales volumes (b)	7,201	8,467	(15.0)%	17,002	17,536	(3.0)%
Total sales volumes	16,314	17,755	(8.1)%	34,829	34,937	(0.3)%

Average volume (kilowatt-hours) per residential customer (c)	3,361	3,556	(5.5)%	6,768	6,518	3.8%

Weather (North Texas average) – percent of normal (d):
Cooling degree days	100.1%	97.9%	2.2%	98.8%	98.2%	0.6%
Heating degree days	179.8%	312.2%	(42.4)%	121.9%	104.1%	17.1%

Customer counts:
Retail electricity customers (end of period, in thousands) (e):
Residential				1,511	1,532	(1.4)%
Small business (a)				177	176	0.6%
Large business and other customers				20	17	17.6%
Total retail electricity customers				1,708	1,725	(1.0)%
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
Operating revenues:
Retail electricity revenues:
Residential	$690	$714	(3.4)%	$1,373	$1,311	4.7%
Small business (a)	168	168	—%	330	326	1.2%
Large business and other customers	187	176	6.3%	347	337	3.0%
Total retail electricity revenues	1,045	1,058	(1.2)%	2,050	1,974	3.9%
Wholesale electricity revenues (b)(c)	291	297	(2.0)%	720	571	26.1%
Amortization of intangibles (d)	6	6	—%	12	11	9.1%
Other operating revenues	64	58	10.3%	142	123	15.4%
Total operating revenues	$1,406	$1,419	(0.9)%	$2,924	$2,679	9.1%

Net gain (loss) from commodity hedging and trading activities:
Realized net gains	$328	$214		$363	$510
Unrealized net losses	(301)	(46)		(555)	(539)
Total	$27	$168		$(192)	$(29)
____________

(a)	Customers with demand of less than 1 MW annually.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reported in revenues	$—	$—	$—	$(1)
Reported in fuel and purchased power costs	1	4	5	11
Net gain	$1	$4	$5	$10

(c)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$36	$39	(7.7)%	$79	$84	(6.0)%
Fuel for lignite/coal facilities	172	208	(17.3)%	385	401	(4.0)%
Total nuclear and lignite/coal facilities	208	247	(15.8)%	464	485	(4.3)%
Fuel for natural gas facilities and purchased power costs (a)	74	71	4.2%	159	125	27.2%
Amortization of intangibles (b)	11	10	10.0%	20	19	5.3%
Other costs	53	49	8.2%	125	98	27.6%
Fuel and purchased power costs	346	377	(8.2)%	768	727	5.6%
Delivery fees	310	310	—%	620	596	4.0%
Total	$656	$687	(4.5)%	$1,388	$1,323	4.9%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$8.04	$8.43	(4.6)%	$8.23	$8.45	(2.6)%
Lignite/coal facilities (c)	$20.01	$20.25	(1.2)%	$20.52	$20.31	1.0%
Natural gas facilities and purchased power (d)	$46.58	$47.50	(1.9)%	$49.94	$46.84	6.6%

Delivery fees per MWh	$33.92	$33.22	2.1%	$34.64	$34.09	1.6%

Production and purchased power volumes (GWh):
Nuclear facilities	4,505	4,666	(3.5)%	9,571	9,897	(3.3)%
Lignite/coal facilities (e)	10,841	12,244	(11.5)%	23,254	23,530	(1.2)%
Total nuclear and lignite/coal facilities	15,346	16,910	(9.2)%	32,825	33,427	(1.8)%
Natural gas facilities	142	187	(24.1)%	334	242	38.0%
Purchased power (f)	826	658	25.5%	1,670	1,268	31.7%
Total energy supply volumes	16,314	17,755	(8.1)%	34,829	34,937	(0.3)%

Capacity factors:
Nuclear facilities	89.7%	92.9%	(3.4)%	95.8%	99.1%	(3.3)%
Lignite/coal facilities (e)	61.9%	69.9%	(11.4)%	66.8%	67.6%	(1.2)%
Total	68.1%	75.0%	(9.2)%	73.3%	74.6%	(1.7)%
____________

(a)	See note (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

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

(e)
Includes the estimated effects of production backdown (including seasonal operations) of lignite/coal fueled units totaling 4,550 GWh and 2,580 GWh for the three months ended June 30, 2014 and 2013, respectively, and 8,290 GWh and 6,930 GWh for the six months ended June 30, 2014 and 2013, respectively.

(f)	Includes amounts related to line loss and power imbalances.

Financial Results — Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating revenues decreased $13 million, or 1%, to $1.406 billion in 2014.

Retail electricity revenues decreased $13 million, or 1%, to $1.045 billion in 2014 reflecting a $20 million decrease in sales volumes, partially offset by $7 million in higher average prices. Sales volumes decreased 2%. Residential volumes decreased 7% reflecting milder weather and a 1% decrease in customer counts. Business markets volumes increased 6% reflecting changes in customer mix and higher customer counts. Overall average retail pricing increased 1% reflecting higher residential pricing due to higher wholesale electricity prices and higher delivery fees incurred and passed on to customers.

Wholesale electricity revenues decreased $6 million, or 2%, to $291 million in 2014 reflecting a $45 million decrease in sales volumes, substantially offset by a $39 million increase in higher average prices. Wholesale sales volumes decreased 15% reflecting lower generation volumes. Higher average prices reflected an increase in natural gas prices.

Fuel, purchased power costs and delivery fees decreased $31 million to $656 million in 2014 driven by $36 million in decreased lignite/coal fuel costs. Lower lignite/coal fuel costs reflected lower generation volumes and increased lignite in the fuel blend, partially offset by higher lignite mining costs and purchased coal prices.

An 11% decrease in lignite/coal fueled generation volumes reflected production backdown due to rail congestion that reduced deliveries of purchased coal. A 3% decrease in nuclear fueled generation volumes reflected an increase in planned outage days.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $27 million and $168 million in net gains for the three months ended June 30, 2014 and 2013, respectively, and includes the natural gas hedging positions discussed above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program and Termination of Positions," as well as other hedging positions.

	Three Months Ended June 30, 2014
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$328	$(304)	$24
Trading positions	—	3	3
Total	$328	$(301)	$27

	Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$252	$(81)	$171
Trading positions	(38)	35	(3)
Total	$214	$(46)	$168

Net realized gains on hedging positions for the three months ended June 30, 2014 includes $117 million arising from the termination by counterparties of natural gas hedging positions, which is reflected in the net liability for terminations of interest rate swaps as discussed above. The liability is secured by a first-lien interest.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $1 million and $4 million in net gains in 2014 and 2013, respectively (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs decreased $24 million, or 9%, to $242 million in 2014. The decrease was driven by lower maintenance and other costs at lignite/coal fueled generation units due to fewer planned and unplanned outage days.

Depreciation and amortization expenses decreased $8 million, or 2%, to $329 million reflecting useful lives of certain lignite/coal generation equipment being longer than originally estimated.

SG&A expenses decreased $18 million, or 11%, to $151 million in 2014 reflecting $9 million in lower legal and other professional services costs associated with our debt restructuring activities prior to the Petition Date and $6 million in lower other professional services costs. Legal and other professional services costs associated with the Chapter 11 Cases since the Petition Date are now being reported in reorganization items as discussed below.

Other deductions totaled $23 million in 2014 and $1 million in 2013. Other deductions in 2014 include $21 million related to write-off of deferred costs related to cancelled mining projects.

Interest expense and related charges increased $39 million, or 10%, to $447 million in 2014. The increase reflected:

•	$337 million in lower mark-to-market net gains on interest rate swaps due to the termination of the agreements;

•	$211 million in expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of secured creditors; and

•	$6 million in interest expense on debtor-in-possession financing,

partially offset by

•
$468 million in lower interest expense on pre-petition debt due to the cessation of interest upon the Bankruptcy Filing and the termination of the interest rate swap agreements shortly after the Bankruptcy Filing, and

•	$46 million in lower amortization of pre-petition debt issuances, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise.

Reorganization items in the quarter and year-to-date totaled $423 million and included a $277 million liability adjustment arising from termination of interest rate swap agreements and natural gas hedging positions (see Note 12 to Financial Statements) and $92 million in fees associated with completion of the TCEH DIP Facility (see Note 5 to Financial Statements). See Note 6 to Financial Statements for additional discussion.

Income tax benefit totaled $269 million and $76 million on pretax losses in 2014 and 2013, respectively. Excluding the $20 million income tax expense recorded in 2013 related to resolution of IRS audit matters, the effective tax benefit rate was 31.5% and 32.8% in 2014 and 2013, respectively. The decrease in the effective tax rate was driven by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases.

Net loss increased $368 million to $585 million in 2014. The change reflected reorganization items and lower net gains from commodity hedging and trading activities.

Financial Results — Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating revenues increased $245 million, or 9%, to $2.924 billion in 2014.

Retail electricity revenues increased $76 million, or 4%, to $2.050 billion in 2014 reflecting a $48 million increase in sales volumes and $28 million in higher average prices. Sales volumes increased 2%. Residential volumes increased 2% driven by colder weather in the first quarter, partially offset by a 1% decrease in customer counts. Business markets volumes increased 4% reflecting changes in customer mix and higher customer counts. Overall average retail pricing increased 1% reflecting higher residential pricing due to higher wholesale electricity prices and higher delivery fees incurred and passed on to customers.

Wholesale electricity revenues increased $149 million, or 26%, to $720 million in 2014 reflecting a $166 million increase due to higher average prices, partially offset by a $17 million decrease in sales volumes. Higher average prices reflected an increase in natural gas prices. Wholesale sales volumes decreased 3% reflecting lower generation volumes.

Fuel, purchased power costs and delivery fees increased $65 million to $1.388 billion in 2014. Fuel for natural gas facilities and purchased power costs increased $34 million reflecting the effect of colder weather on natural gas prices and purchased power costs in the first quarter. Delivery fees increased $24 million reflecting higher retail volumes and rates. These increases were partially offset by $16 million in lower lignite/coal fuel costs reflecting lower generation volumes and higher lignite in the fuel blend.

A 3% decrease in nuclear fueled generation volumes reflected an increase in planned and unplanned outage days in 2014. A 1% decrease in lignite/coal fueled generation volumes reflected an 11% decrease in the second quarter reflecting production backdown due to rail congestion that reduced deliveries of purchased coal, substantially offset by a 10% increase in the first quarter reflecting decreased economic-driven production backdown due to higher wholesale electricity prices.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $192 million and $29 million in net losses for the six months ended June 30, 2014 and 2013, respectively, and includes the natural gas hedging positions discussed above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program and Termination of Positions," as well as other hedging positions.

	Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$368	$(561)	$(193)
Trading positions	(5)	6	1
Total	$363	$(555)	$(192)

	Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$547	$(562)	$(15)
Trading positions	(37)	23	(14)
Total	$510	$(539)	$(29)

Net realized gains on hedging positions for the six months ended June 30, 2014 includes $117 million arising from the termination by counterparties of natural gas hedging positions, which is reflected in the net liability for terminations of interest rate swaps as discussed above. The liability is secured by a first-lien interest. In addition, unrealized losses related to hedging positions in the six months ended June 30, 2014 reflected the effect of increased natural gas prices on the valuations of unsettled positions.

Unrealized gains and losses that are related to physical derivative commodity contracts and are reported as revenues and purchased power costs, as required by accounting rules, totaled $5 million and $10 million in net gains in 2014 and 2013, respectively (as discussed in footnote (b) to the "Revenue and Commodity Hedging and Trading Activities" table above).

Operating costs decreased $41 million, or 8%, to $455 million in 2014. The decrease was driven by lower maintenance and other costs at lignite/coal fueled generation units due to fewer planned and unplanned outage days in 2014.

Depreciation and amortization expenses decreased $25 million, or 4%, to $656 million reflecting useful lives of certain lignite/coal generation equipment being longer than originally estimated.

SG&A expenses increased $1 million to $328 million in 2014 reflecting $12 million in higher employee compensation and benefit costs and $7 million in higher retail bad debt expense, substantially offset by $10 million in lower allocated Sponsor Group management fees and $6 million in lower legal and other professional services costs associated with our debt restructuring activities prior to the Petition Date. Payments of Sponsor Group management fees and associated cost allocations have been suspended (see Note 13 to Financial Statements). Legal and other professional services costs associated with the Chapter 11 Cases are now being reported in reorganization items as discussed below.

Other deductions totaled $24 million in 2014 and $3 million in 2013. Other deductions in 2014 include $21 million related to write-off of deferred costs related to cancelled mining projects.

Interest expense and related charges increased $113 million, or 11%, to $1.112 billion in 2014. The increase reflected:

•	$421 million in lower mark-to-market net gains on interest rate swaps due to the termination of the agreements;

•	$211 million in expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of secured creditors; and

•	$6 million in interest expense on debtor-in-possession financing,

partially offset by

•
$473 million in lower interest expense on pre-petition debt due to the cessation of interest upon the Bankruptcy Filing and the termination of the interest rate swap agreements shortly after the Bankruptcy Filing, and

•	$45 million in lower amortization of pre-petition debt issuance, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise.

See above for discussion of reorganization items for both the three and six months ended June 30, 2014.

Income tax benefit totaled $553 million and $458 million on pretax losses in 2014 and 2013, respectively. Excluding the $42 million income tax benefit recorded in 2013 related to resolution of IRS audit matters, the effective tax benefit rate was 32.9% and 34.6% in 2014 and 2013, respectively. The decrease in the effective tax rate was driven by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases.

Net loss increased $387 million to $1.130 billion in 2014. The change reflected reorganization items, higher net loss from commodity hedging and trading activities, the income tax benefit recorded in 2013 related to resolution of IRS audit matters and increased interest expense, partially offset by the effect of higher electricity prices on wholesale revenues.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2014 and 2013. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $550 million and $530 million in unrealized net losses in 2014 and 2013, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio. The portfolio consists primarily of economic hedges but also includes proprietary trading positions.

	Six Months Ended June 30,
	2014	2013
Commodity contract net asset at beginning of period	$525	$1,664
Settlements/termination of positions (a)	(382)	(487)
Changes in fair value of positions in the portfolio (b)	(168)	(43)
Other activity (c)	22	24
Commodity contract net asset (liability) at end of period	$(3)	$1,158
____________

(a)
Represents reversals of previously recognized unrealized gains and losses upon settlement/termination (offsets realized gains and losses recognized in the settlement period). Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month. See discussion above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program and Termination of Positions."

(b)
Represents unrealized net gains (losses) recognized, reflecting the effect of changes in fair value. Excludes changes in fair value in the month the position settled as well as amounts related to positions entered into and settled in the same month.

(c)
These amounts do not represent unrealized gains or losses. Includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold.

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at June 30, 2014, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at June 30, 2014
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$(75)	$—	$(75)
Prices provided by other external sources	27	—	27
Prices based on models	38	7	45
Total	$(10)	$7	$(3)

The "prices actively quoted" category reflects only exchange-traded contracts for which active quotes are readily available. The "prices provided by other external sources" category represents forward commodity positions valued using prices for which over-the-counter broker quotes are available in active markets. Over-the-counter quotes for power in ERCOT's North Hub that are deemed active markets extend through 2015 and over-the-counter quotes for natural gas generally extend through 2017, depending upon delivery point. The "prices based on models" category contains the value of all non-exchange-traded options valued using option pricing models. In addition, this category contains other contractual arrangements that may have both forward and option components, as well as other contracts that are valued using proprietary long-term pricing models that utilize certain market based inputs. See Note 11 to Financial Statements for fair value disclosures and discussion of fair value measurements.

FINANCIAL CONDITION

Cash Flows — Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 — Cash used in operating activities totaled $46 million and $416 million in 2014 and 2013, respectively. The decrease in cash used of $370 million was driven by lower cash interest payments.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows exceeded the amount reported in the condensed statements of consolidated income (loss) by $80 million and $81 million for the six months ended June 30, 2014 and 2013, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed statements of consolidated income (loss) consistent with industry practice, and amortization of intangible assets arising from purchase accounting that is reported in various other condensed statements of consolidated income (loss) line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash provided by financing activities totaled $1.122 billion in 2014 and cash used in financing activities totaled $36 million in 2013. Activity in 2014 reflected $1.425 billion in borrowings from the TCEH DIP Facility, partially offset by $203 million of pollution control revenue bonds tendered and $92 million in payment for fees associated with completion of the TCEH DIP Facility.

See Note 5 to Financial Statements for further detail of the TCEH DIP Facility.

Cash provided by investing activities totaled $56 million and $348 million in 2014 and 2013, respectively. The decrease of $292 million reflected $680 million in cash provided in 2013 from EFH Corp.’s repayment of the TCEH Demand Notes (see Note 13 to Financial Statements), partially offset by restricted cash activity of $310 million. The restricted cash activity in 2014 reflected $363 million released from an escrow account when certain letters of credit were drawn (see Note 7 to Financial Statements), partially offset by a $53 million increase in restricted cash supporting new letters of credit issued under the TCEH DIP Facility. Other favorable changes in investing activity in 2014 included a reduction in capital expenditures (including nuclear fuel purchases) of $58 million, to $229 million, due to timing of both capital projects and payments and the effect of $40 million in cash used in 2013 to acquire the owner participant interest in a trust established to lease six natural gas-fired combustion turbines to TCEH.

Debt Activity — Debt activities during the six months ended June 30, 2014 are as follows (all amounts presented are principal, and settlements include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Settlements
TCEH (a)	$1,425	$(209)
EFCH	—	(3)
Total	1,425	$(212)
____________

(a)	Settlements include $203 million of pollution control revenue bonds tendered, $1 million of payments of principal at scheduled maturity dates and $5 million of payments of capital lease liabilities.

See Notes 5 and 7 to Financial Statements for further detail of the TCEH DIP Facility and pre-petition debt.

Available Liquidity — The following table summarizes changes in available liquidity for the six months ended June 30, 2014:

	Available Liquidity
	June 30, 2014	December 31, 2013	Change
Cash and cash equivalents (a)	$1,878	$746	$1,132
TCEH DIP Revolving Credit Facility	1,950	—	1,950
TCEH pre-petition Letter of Credit Facility	—	195	(195)
Total liquidity	$3,828	$941	$2,887
___________

(a)
Cash and cash equivalents at June 30, 2014 and December 31, 2013 exclude $635 million and $945 million, respectively, of restricted cash held for letter of credit support. The June 30, 2014 restricted cash balance includes $582 million under the TCEH pre-petition Letter of Credit Facility and $53 million under the TCEH DIP Facility.

The increase in available liquidity of $2.887 billion in the six months ended June 30, 2014 was driven by cash borrowings and available capacity under the $3.375 billion TCEH DIP Facility, net of fees of $92 million (see Note 5 to Financial Statements), partially offset by $229 million in capital expenditures (including nuclear fuel purchases), letter of credit issuances under pre-petition credit facilities (see Note 7 to Financial Statements) and cash used in operating activities of $46 million. See discussion of cash flows above.

Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most pending judicial or administrative proceedings and the filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the date of the Bankruptcy Filing (including with respect to our pre-petition debt instruments).

The Bankruptcy Court approved final orders in June 2014 authorizing the TCEH DIP Facility (see Note 5 to Financial Statements). The TCEH DIP Facility provides for up to $3.375 billion in senior secured, super-priority financing.

We have incurred and expect to continue to incur significant costs associated with the Bankruptcy Filing and our reorganization, but we cannot accurately predict the effect the Bankruptcy Filing will have on our operations, liquidity, financial position and results of operations. Based upon our current internal financial forecasts, we believe that we will have sufficient amounts available under the TCEH DIP Facility, plus cash generated from operations, to fund our anticipated cash requirements through at least the maturity date of the TCEH DIP Facility.

The TCEH DIP Facility permits, subject to certain terms, conditions and limitations set forth in the TCEH DIP Facility, TCEH to request additional term loans or increases in the amount of the revolving credit commitment, not to exceed $750 million.

Liquidity Effects of Commodity Hedging and Trading Activities — We have entered into commodity hedging and trading transactions that require us to post collateral if the forward price of the underlying commodity moves such that the hedging or trading instrument we hold has declined in value. TCEH uses cash, letters of credit and other forms of credit support to satisfy such collateral posting obligations. See Note 5 to Financial Statements for discussion of the TCEH DIP Facility.

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variance margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At June 30, 2014, all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties, which would reduce liquidity in the event the cash was not restricted.

At June 30, 2014, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$94 million in cash has been posted with counterparties as compared to $93 million posted at December 31, 2013;

•
$3 million in cash has been received from counterparties as compared to $302 million received at December 31, 2013. This decrease was driven by termination of positions in the natural gas hedging program as discussed above;

•	$358 million in letters of credit have been posted with counterparties, as compared to $317 million posted at December 31, 2013, and

•	$3 million in letters of credit have been received from counterparties, as compared to $3 million received at December 31, 2013.

Because certain agreements related to these activities are deemed to be "forward contracts" under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements. If the agreements are terminated, such cash and letter of credit postings may be used in the ultimate settlement of the positions. See Note 12 to Financial Statements for discussion of agreements terminated subsequent to the Bankruptcy Filing.

Income Tax Matters — EFH Corp. files a US federal income tax return that includes the results of EFCH and TCEH. EFH Corp. (parent entity) is a corporate member of the EFH Corp. consolidated group, while each of EFCH and TCEH is classified as a disregarded entity for US federal income tax purposes. Prior to a restructuring transaction in April 2013, EFCH was a corporate member of the EFH Corp. consolidated group. Pursuant to applicable US Treasury regulations and published guidance of the IRS, corporations that are members of a consolidated group have joint and several liability for the taxes of such group.

EFH Corp. and its subsidiaries (including EFCH, EFIH and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return.

Income Tax Payments — In the next twelve months, income tax payments related to the Texas margin tax are expected to total approximately $19 million, and no payments or refunds of federal income taxes are expected. Income tax payments totaled $28 million (all Texas margin tax) and $29 (all Texas margin tax) for the six months ended June 30, 2014 and 2013, respectively. In April 2014, EFH Corp. paid the IRS for interest in the amount of $3.4 million, thus settling all contested issues related to the 1997 through 2002 open tax years.

Financial Covenants — The Bankruptcy Filing constituted an event of default under the agreements governing the pre-petition debt of EFH Corp. and its subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities. The creditors are, however, stayed from taking any action against the Debtors as a result of such defaults under the Bankruptcy Code.

The agreement governing the TCEH DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00, beginning with the test period ending June 30, 2014. The ratio was 1.26 to 1.00 at June 30, 2014 and TCEH is in compliance with this covenant. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the TCEH DIP Facility less unrestricted cash. TCEH's Consolidated EBITDA (as used in the covenant contained in the agreement governing the TCEH DIP Facility) for the six and twelve months ended June 30, 2014 totaled $912 million and $1.712 billion, respectively. See Exhibit 99(b) for a reconciliation of TCEH's net income (loss) to Consolidated EBITDA.

See Note 5 to Financial Statements for discussion of other covenants related to the TCEH DIP Facility.

Collateral Support Obligations — The RCT has rules in place to assure that parties can meet their mining land reclamation obligations, including through self-bonding when appropriate. In June 2014, the RCT agreed to accept a collateral bond from TCEH of up to $1.1 billion as a substitute for its self-bond. The collateral bond is a $1.1 billion carve out from the super-priority liens under the TCEH DIP Facility that will enable the RCT to be paid before the TCEH DIP Facility lenders. Collateral support relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts. Our most recent estimate of future costs to complete reclamation of land that we have mined as well as land we are currently mining totals approximately $200 million on an undiscounted basis.

Certain transmission and distribution utilities in Texas are required to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At June 30, 2014, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $21 million, with $9 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at June 30, 2014, TCEH posted letters of credit in the amount of $62 million, which are subject to adjustments.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, in the form of cash and letters of credit, totaling $132 million at June 30, 2014 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Material Cross Default/Acceleration Provisions — Certain of our financing arrangements contain provisions that result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as "cross default" or "cross acceleration" provisions. The Bankruptcy Filing triggered defaults on our pre-petition debt obligations, but pursuant to the Bankruptcy Code, the creditors are stayed from taking any actions against the Debtors as a result of such defaults.

Under the terms of a TCEH rail car lease, which has $37 million in remaining lease payments at June 30, 2014 and terminates in 2017, if TCEH fails to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

Under the terms of another TCEH rail car lease, which has $39 million in remaining lease payments at June 30, 2014 and terminates in 2029, if payment obligations of TCEH in excess of $200 million in the aggregate to third-party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

Guarantees — See Note 9 to Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 3 and 9 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 9 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

In May 2014, the FASB and IASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 for public entities. Early application is not permitted. The amendments in ASU 2014-09 create a new Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, which supersedes revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 requires that an entity recognize revenues as performance obligations embedded in sales agreements with customers are satisfied by the entity. The rule is intended to eliminate inconsistencies in revenue recognition and thereby improve comparability across entities, industries and capital markets. We are in the process of assessing the effects of the application of the new guidance on our financial statements.

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

	June 30, 2014	December 31, 2013
Month-end average Trading VaR:	$2	$2
Month-end high Trading VaR:	$3	$4
Month-end low Trading VaR:	$1	$1

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	June 30, 2014	December 31, 2013
Month-end average MtM VaR:	$68	$69
Month-end high MtM VaR:	$129	$97
Month-end low MtM VaR:	$36	$43

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

	June 30, 2014	December 31, 2013
Month-end average EaR:	$34	$36
Month-end high EaR:	$60	$71
Month-end low EaR:	$20	$23

The increase in the month end high MtM VaR risk measure above reflected increases in natural gas prices and higher market volatility.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $700 million at June 30, 2014. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at June 30, 2014 include $525 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $56 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables, commodity contracts and hedging and trading activities arising from derivative instruments. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At June 30, 2014, the exposure to credit risk from these counterparties totaled $175 million taking into account the netting provisions of the master agreements described above but before taking into account $4 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $171 million decreased $32 million in the six months ended June 30, 2014.

Of this $171 million net exposure, essentially all is with investment grade customers and counterparties, as determined using publicly available information including major rating agencies' published ratings and our internal credit evaluation process. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties on this basis.

The following table presents the distribution of credit exposure at June 30, 2014. This credit exposure largely represents wholesale trade accounts receivable and net asset positions related to commodity contracts and hedging and trading activities (a substantial majority of which mature in 2014) recognized as derivative assets in the condensed consolidated balance sheets, after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 12 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$158	$—	$158
Below investment grade	17	4	13
Totals	$175	$4	$171
Investment grade	90.3%		92.4%
Below investment grade	9.7%		7.6%

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

Significant (10% or greater) concentration of credit exposure exists with two counterparties, which represented 51% and 24% of the $171 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

The termination of natural gas hedging agreements by counterparties shortly after the Bankruptcy Filing (as discussed in Note 12 to Financial Statements) did not significantly affect the net credit risk exposure presented in the table above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2013 Form 10-K, Form 10-Q for the quarterly period ended March 31, 2014 and this report, the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•	the termination of the RSA as well as any one or more of the Debtors entering into of any new agreement for alternative restructuring transactions;

•	our ability to propose a Chapter 11 restructuring plan that will receive the necessary votes from the required creditors and stakeholders and the approval from the Bankruptcy Court;

•
our ability to obtain the approval of the Bankruptcy Court with respect to the Debtors' motions in the bankruptcy proceedings, including such approvals not being overturned on appeal or being stayed for any extended period of time;

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

•	difficulties we may face in retaining and motivating our key employees through the bankruptcy process, and difficulties we may face in attracting new employees;

•	the significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations;

•	our ability to remain in compliance with the requirements of the TCEH DIP Facility;

•	our ability to maintain or obtain sufficient financing sources for operations or to fund any bankruptcy plan and meet future obligations;

•	limitations on our ability to utilize previously incurred federal net operating losses or alternative minimum tax credits;

•	the actions and decisions of creditors, regulators and other third parties that have an interest in the bankruptcy proceedings that may be inconsistent with our plans;

•	the length of time that the Debtors will be debtors-in-possession under the Bankruptcy Code;

•	the actions and decisions of regulatory authorities relative to our bankruptcy plan;

•	restrictions on our operations due to the terms of our debt agreements, including the TCEH DIP Facility, and restrictions imposed by the Bankruptcy Court;

•	our ability to obtain any required regulatory consent necessary to implement a bankruptcy plan;

•	the outcome of potential litigation regarding whether note holders are entitled to make-whole premiums in connection with the treatment of their claims in bankruptcy;

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

◦	allowed prices;

◦	industry, market and rate structure;

◦	purchased power and recovery of investments;

◦	operations of nuclear generation facilities;

◦	operations of fossil fueled generation facilities;

◦	operations of mines;

◦	self-bonding requirements;

◦	acquisition and disposal of assets and facilities;

◦	development, construction and operation of facilities;

◦	decommissioning costs;

◦	present or prospective wholesale and retail competition;

◦	changes in tax laws and policies;

◦	changes in and compliance with environmental and safety laws and policies, including the CSAPR, the Mercury and Air Toxics Standard, and greenhouse gas and other climate change initiatives, and

◦	clearing over-the-counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements, including the legal proceedings arising out of the bankruptcy;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	our ability to collect trade receivables from counterparties;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;

•	changes in prices of transportation of natural gas, coal, fuel oil and other refined products;

•	changes in the ability of vendors to provide or deliver commodities as needed;

•	changes in market heat rates in the ERCOT electricity market;

•	our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cyber security threats or activities;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	changes in business strategy, development plans or vendor relationships;

•	access to adequate transmission facilities to meet changing demands;

•	changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	our ability to make intercompany loans or otherwise transfer funds among different entities in our corporate structure;

•	our ability to generate sufficient cash flow to make interest or adequate protection payments, or refinance, our debt instruments, including the TCEH DIP Facility;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to our financial instruments;

•	changes in technology used by and services offered by us;

•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

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

Reference is made to the discussion in Note 9 to Financial Statements regarding legal proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2013 Form 10-K, as amended, and in Part II, "Item 1A. Risk Factors" in our Form 10-Q for the period ended March 31, 2014 except for the risk factor discussed more fully below and the information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in our 2013 Form 10-K, as amended, and Form 10-Q for the period ended March 31, 2014. The risks described in such reports are not the only risks facing our company.

Due to the termination of the RSA, the Debtors are now subject to a bankruptcy proceeding which, without the contractual support of key creditors, could ultimately result in a more lengthy, costly and contentious Chapter 11 Case.

As a result of the termination of the RSA, the Debtors are now subject to a bankruptcy proceeding, which could be more lengthy, costly and contentious, and have a more pronounced adverse effect on our business than the pre-arranged plan contemplated by the RSA. Such bankruptcy proceeding could involve contested issues with multiple stakeholders.

The uncertainty surrounding a prolonged restructuring could also have other adverse effects on us. For example, it could also adversely affect:

•	our ability to raise additional capital;

•	our liquidity;

•	how our business is viewed by regulators, investors, lenders, credit ratings agencies and other stakeholders, and

•	our enterprise value.

Item 4.	MINE SAFETY DISCLOSURES

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

10(b)	1-12833 Form 8-K (filed May 13, 2014)	99.1	—	First Amendment to the Restructuring Support and Lock-Up Agreement dated May 7, 2014, among EFH Corp. and the parties thereto.

10(c)	1-12833 Form 8-K (filed May 27, 2014)	99.2	—	Second Amendment to the Restructuring Support and Lock-Up Agreement dated May 16, 2014, among the Reorganizing Entities and the other parties thereto.

10(d)	1-12833 Form 8-K (filed June 25, 2014)	10(d)	—	Amendment No. 1 to the TCEH DIP Credit Agreement, dated May 13, 2014, among the TCEH Debtors and the other parties thereto.

10(e)	1-12833 Form 8-K (filed June 25, 2014)	10(e)	—	Amendment No. 2 to the TCEH DIP Credit Agreement, dated June 12, 2014, among the TCEH Debtors and the other parties thereto.

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John F. Young, principal executive officer of Energy Future Competitive Holdings Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			—
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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended June 30, 2014.

99(b)				Texas Competitive Electric Holdings Company LLC Consolidated EBITDA reconciliation for the six and twelve months ended June 30, 2014

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
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

Date: August 1, 2014