Form 10-Q
period 2014-09-30
Energy Future Competitive Holdings Co LLC
filed 2014-11-04
CIK 1445049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
At November 4, 2014, the outstanding membership interest in Energy Future Competitive Holdings Company LLC was directly held by Energy Future Holdings Corp.

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

Bankruptcy Filing
Voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code (Bankruptcy Code) in the US Bankruptcy Court for the District of Delaware (Bankruptcy Court) filed on April 29, 2014 by the Debtors

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

CSAPR	the final Cross-State Air Pollution Rule issued by the EPA in July 2011 (see Note 9 to Financial Statements)

DIP Facilities	Refers, collectively, to TCEH's debtor-in-possession financing (see Note 5 to Financial Statements) and EFIH's debtor-in-possession financing (EFIH DIP Facility).

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

D.C. Circuit Court	US Court of Appeals for the District of Columbia Circuit

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries depending on context, whose major subsidiaries include TCEH and Oncor

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH DIP Facility	EFIH's $5.4 billion debtor-in-possession financing facility approved by the Bankruptcy Court in June 2014

EFIH Finance	EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH, formed for the sole purpose of serving as co-issuer with EFIH of certain debt securities

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

TCEH DIP Facility	TCEH's $3.375 billion debtor-in-possession financing facility approved by the Bankruptcy Court in June 2014 (see Note 5 to Financial Statements)

TCEH Finance	TCEH Finance, Inc., a direct, wholly owned subsidiary of TCEH, formed for the sole purpose of serving as co-issuer with TCEH of certain debt securities

TCEH Senior Notes
Refers, collectively, to TCEH's and TCEH Finance's 10.25% Senior Notes and 10.25% Senior Notes, Series B (collectively, TCEH 10.25% Notes) and TCEH's and TCEH Finance's 10.50%/11.25% Senior Toggle Notes (TCEH Toggle Notes) with a total principal amount of $5.237 billion.

TCEH Senior Secured Facilities
Refers, collectively, to the TCEH First Lien Term Loan Facilities, TCEH First Lien Revolving Credit Facility and TCEH First Lien Letter of Credit Facility with a total principal amount of $22.635 billion.

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)
Operating revenues	$1,807	$1,893	$4,731	$4,572
Fuel, purchased power costs and delivery fees	(868)	(852)	(2,256)	(2,175)
Net gain (loss) from commodity hedging and trading activities	75	58	(118)	29
Operating costs	(204)	(189)	(660)	(685)
Depreciation and amortization	(327)	(331)	(983)	(1,012)
Selling, general and administrative expenses	(145)	(175)	(473)	(502)
Franchise and revenue-based taxes	(18)	(18)	(54)	(51)
Other income (Note 14)	5	1	11	7
Other deductions (Note 14)	(14)	(8)	(38)	(12)
Interest income	—	1	—	5
Interest expense and related charges (Note 8)	(325)	(340)	(1,434)	(1,338)
Reorganization items (Note 6)	(45)	—	(468)	—
Income (loss) before income taxes	(59)	40	(1,742)	(1,162)
Income tax benefit	21	17	574	476
Net income (loss)	$(38)	$57	$(1,168)	$(686)

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions of dollars)
Net income (loss)	$(38)	$57	$(1,168)	$(686)
Other comprehensive income, net of tax effects – cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $—, $1, $— and $3)	—	1	1	5
Comprehensive income (loss)	$(38)	$58	$(1,167)	$(681)

See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(1,168)	$(686)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,108	1,142
Deferred income tax benefit, net	(602)	(401)
Income tax benefit due to IRS audit resolution	—	(80)
Fees paid for TCEH DIP Facility (Note 6) (reported as financing activities)	87	—
Unrealized net loss from mark-to-market valuations of commodity positions	502	693
Unrealized net gain from mark-to-market valuations of interest rate swaps (Note 8)	(1,290)	(899)
Liability adjustment arising from termination of interest rate swaps (Note 12)	277	—
Noncash realized loss on termination of interest rate swaps (Note 8)	1,225	—
Noncash realized gain on termination of natural gas hedging positions (Note 12)	(117)	—
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 8)	89	209
Interest expense related to pushed-down debt of parent (Notes 7 and 8)	1	5
Asset write-downs (Note 14)	30	3
Bad debt expense (Note 14)	30	23
Accretion expense related primarily to mining reclamation obligations (Note 14)	19	24
Stock-based incentive compensation expense	2	1
Other, net	(3)	2
Changes in operating assets and liabilities:
Margin deposits, net	(270)	(197)
Accrued interest	487	140
Other operating assets and liabilities, including liabilities subject to compromise	(24)	(100)
Cash provided by (used in) operating activities	383	(121)
Cash flows — financing activities:
Proceeds from TCEH DIP Facility before fees paid (Note 5)	1,425	—
Fees paid for TCEH DIP Facility (Note 6)	(87)	—
Repayments/repurchases of debt	(224)	(94)
Net borrowings under accounts receivable securitization program	—	90
Notes/advances due to affiliates	—	4
Contributions from noncontrolling interests (Note 10)	1	3
Other, net	—	(10)
Cash provided by (used in) financing activities	1,115	(7)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(millions of dollars)
Cash flows — investing activities:
Capital expenditures	$(254)	$(353)
Nuclear fuel purchases	(76)	(59)
Settlements of notes/advances due from affiliates	(17)	698
Increase in restricted cash related to TCEH DIP Facility (Notes 5 and 14)	(184)	—
Reduction of restricted cash related to TCEH Letter of Credit Facility (Notes 7 and 14)	378	—
Purchase of right to use certain computer-related assets from parent (Note 13)	(3)	(6)
Proceeds from sales of assets	2	3
Acquisition of combustion turbine trust interest	—	(40)
Proceeds from sales of environmental allowances and credits	3	—
Purchases of environmental allowances and credits	(13)	(13)
Proceeds from sales of nuclear decommissioning trust fund securities	250	128
Investments in nuclear decommissioning trust fund securities	(263)	(140)
Other, net	11	(3)
Cash provided by (used in) investing activities	(166)	215
Net change in cash and cash equivalents	1,332	87
Cash and cash equivalents — beginning balance	746	1,175
Cash and cash equivalents — ending balance	$2,078	$1,262
See Notes to Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$2,078	$746
Restricted cash (Note 14)	—	945
Trade accounts receivable — net (Note 14)	923	710
Advance to parent (Note 13)	8	—
Inventories (Note 14)	370	399
Commodity and other derivative contractual assets (Note 12)	131	784
Accumulated deferred income taxes	117	121
Margin deposits related to commodity positions	64	93
Other current assets	54	50
Total current assets	3,745	3,848
Restricted cash (Note 14)	751	—
Advance to parent (Note 13)	9	—
Investments (Note 14)	904	838
Property, plant and equipment — net (Note 14)	16,943	17,649
Goodwill (Note 4)	3,952	3,952
Identifiable intangible assets — net (Note 4)	1,616	1,717
Commodity and other derivative contractual assets (Note 12)	10	4
Other noncurrent assets	7	790
Total assets	$27,937	$28,798

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Notes, loans and other debt, including $2,054 of borrowings under revolving credit facility (Note 7)	$—	$31,854
Debt held by affiliates (Notes 7 and 13)	—	382
Trade accounts payable	434	381
Trade accounts and other payables to affiliates	181	164
Notes payable to parent (Note 13)	—	103
Commodity and other derivative contractual liabilities (Note 12)	112	1,275
Margin deposits related to commodity positions	3	302
Accrued income taxes payable to parent (Note 13)	17	21
Accrued taxes other than income	86	120
Accrued interest (Notes 7 and 8)	111	419
Other current liabilities (a)	289	272
Total current liabilities	1,233	35,293
Borrowings under debtor-in-possession credit facility (Note 5)	1,425	—
Long-term debt, less amounts due currently (b)	94	—
Liabilities subject to compromise (Note 7)	33,930	—
Accumulated deferred income taxes	2,989	3,582
Commodity and other derivative contractual liabilities (Note 12)	4	—
Notes or other liabilities due to affiliates	—	2
Liability to EFH Corp. under the Federal and State Income Tax Allocation Agreement (Note 13)	—	535
Other noncurrent liabilities and deferred credits (Note 14)	1,680	1,654
Total liabilities	41,355	41,066

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
	(millions of dollars)
Commitments and Contingencies (Note 9)

Membership interests (Note 10):
EFCH membership interests	$(13,418)	$(12,269)
Noncontrolling interests in subsidiaries	—	1
Total membership interests	(13,418)	(12,268)
Total liabilities and membership interests	$27,937	$28,798
_______________

(a)	Balance at September 30, 2014 includes $33 million of current portion of debt described in (b) below.

(b)
Consists of debt of $46 million approved by the Bankruptcy Court for repayment (less $3 million of unamortized fair value discount), $13 million of debt issued by a trust and secured by assets held by the trust (less $2 million of unamortized discount) and $40 million of capitalized lease obligations.

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

Bankruptcy Filing

As discussed further in Note 2, on April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, (the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 5 for discussion of debtor-in-possession financing.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern. ASU 2014-15 is effective for annual reporting periods (including interim periods within those periods) ending after December 15, 2016. Early application is permitted. The amendments in ASU 2014-15 create a new ASC Sub-topic 205-40, Presentation of Financial Statements – Going Concern and requires management to assess for each annual and interim reporting period if conditions exist that raise substantial doubt about an entity's ability to continue as a going concern. The rule requires various disclosures depending on the facts and circumstances surrounding an entity's ability to continue as a going concern. We are in the process of assessing the effects of the application of the new guidance on our financial statements.

2.     BANKRUPTCY FILING

On the Petition Date, EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the pendency of the Bankruptcy Filing (Chapter 11 Cases), the Debtors will operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

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

In cooperation with various stakeholders, the Debtors are focused on formulating and implementing an effective and efficient plan of reorganization for each of the Debtors under Chapter 11 of the Bankruptcy Code that maximizes enterprise value.

Proposed Sale of Economic Interest in Oncor

In September 2014, with input and support from several key stakeholders, the Debtors filed a motion with the Bankruptcy Court seeking the entry of an order approving bidding procedures with respect to the potential sale of EFH Corp.'s/EFIH's economic interest in Oncor. During October 2014, the bankruptcy court held hearings regarding the motion. On November 3, 2014, the Bankruptcy Court conditionally approved the motion. In conditionally approving the motion, the Bankruptcy Court required that, among other things, the Debtors modify the proposed bidding procedures and order to (a) allow up to five advisors for each of the official unsecured creditor committees at TCEH and EFH Corp./EFIH to access information regarding the bidding process on terms to be negotiated with these advisors, (b) allow additional time for bidders to evaluate potential transactions and submit bids and (c) prohibit material modifications to the bid procedures without the consent of the committees or further order of the Bankruptcy Court. In addition, the Bankruptcy Court required that prior to a modified order becoming effective, the respective boards of directors of EFH Corp., EFCH, TCEH and EFIH must vote to approve the proposed modified bidding procedures (along with an affirmative vote of the respective disinterested directors at EFIH and TCEH). The Debtors intend to continue to work closely with each of their respective stakeholders to formulate a bidding process that will maximize enterprise value for each of the Debtors.

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to reorganized TCEH consummated through a tax-free spin (in accordance with the Private Letter Ruling) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH), (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH first lien claims, will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G), 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code. The Debtors intend to continue to pursue the Private Letter Ruling in connection with any Chapter 11 plan of reorganization that is ultimately proposed. In October 2014, the Debtors filed a memorandum with the Bankruptcy Court that described tax related matters regarding restructuring alternatives.

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

In general, the Debtors have received final bankruptcy court orders with respect to "first day motions" and other "operating motions" that allow the Debtors to operate their businesses in the ordinary course, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the continuation of customer contracts and programs at our retail electricity operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In addition, the Bankruptcy Court has issued orders approving the DIP Facilities. See Note 5 for discussion of the TCEH DIP Facility.

Pre-Petition Claims

Holders of pre-petition claims will be required to file proofs of claims by the "bar date" established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. In August 2014, the Bankruptcy Court established a bar date of October 27, 2014 for most claims. We have received numerous proofs of claim since the Petition Date. We are early in the process of reconciling those claims to the amounts listed in our schedules of assets and liabilities. We may ask the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the company as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheet will be recognized as reorganization items in our condensed statement of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to the company's financial statements.

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

Consolidated VIE

Our balance sheet includes assets and liabilities of a VIE that meets the consolidation standards. The maximum exposure to loss from our interests in the VIE does not exceed our carrying value. Assets and liabilities of the consolidated VIE are immaterial. The assets of our consolidated VIE can only be used to settle the obligations of the VIE, and the creditors of our consolidated VIE do not have recourse to our assets to settle the obligations of the VIE.

4.     GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which arose in connection with accounting for the Merger. There were no changes to the goodwill balance for the three and nine months ended September 30, 2014 and 2013. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,322
Accumulated noncash impairment charges	(14,370)
Balance at September 30, 2014 and December 31, 2013	$3,952

We have determined that in consideration of our most recent forecasts of wholesale power prices in ERCOT, the likelihood of a goodwill impairment has increased. We have initiated an evaluation of goodwill as of September 30, 2014, which will be completed in the fourth quarter 2014 and could result in a material, noncash goodwill impairment charge in that period.

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	September 30, 2014			December 31, 2013
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$419	$44	$463	$402	$61
Favorable purchase and sales contracts	352	157	195	352	139	213
Software and other computer-related assets	354	188	166	348	147	201
Environmental allowances and credits	205	32	173	209	20	189
Mining development costs	167	91	76	156	69	87
Total identifiable intangible assets subject to amortization	$1,541	$887	654	$1,528	$777	751
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			7			11
Total identifiable intangible assets			$1,616			$1,717

Amortization expense related to identifiable intangible assets (including income statement line item) consisted of:

Identifiable Intangible Asset	Income Statement Line	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Retail customer relationship	Depreciation and amortization	$6	$6	$17	$18
Favorable purchase and sales contracts	Operating revenues/fuel, purchased power costs and delivery fees	6	6	18	19
Software and other computer-related assets	Depreciation and amortization	15	14	45	33
Environmental allowances and credits	Fuel, purchased power costs and delivery fees	5	5	13	11
Mining development costs	Depreciation and amortization	8	8	25	23
Total amortization expense (a)		$40	$39	$118	$104
_______________

(a)
Amounts recorded in depreciation and amortization totaled $29 million and $28 million for the three months ended September 30, 2014 and 2013, respectively, and $87 million and $74 million for the nine months ended September 30, 2014 and 2013, respectively.

Estimated Amortization of Identifiable Intangible Assets — The estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2014	$152
2015	$140
2016	$113
2017	$88
2018	$62

5.	DEBTOR-IN-POSSESSION BORROWING FACILITY

TCEH DIP Facility — The TCEH DIP Facility currently provides for up to $3.375 billion in senior secured, super-priority financing consisting of a revolving credit facility of up to $1.95 billion and a term loan facility of up to $1.425 billion. The facility initially provided for an additional $1.1 billion RCT Delayed Draw Letter of Credit commitment that has since been terminated as described below. The TCEH DIP Facility is a Senior Secured, Super-Priority Credit Agreement by and among the TCEH Debtors, the lenders that are party thereto from time to time and an administrative and collateral agent.

The TCEH DIP Facilities and related available capacity at September 30, 2014 are presented below. Borrowings are reported in the condensed consolidated balance sheet as borrowings under debtor-in-possession credit facilities.

	September 30, 2014
TCEH DIP Facility	Facility Limit	Available Cash Borrowing Capacity	Available Letter of Credit Capacity
TCEH DIP Revolving Credit Facility (a)	$1,950	$1,950	$—
TCEH DIP Term Loan Facility (b)	1,425	—	616
Total TCEH DIP Facility	$3,375	$1,950	$616
___________

(a)
Facility used for general corporate purposes. No amounts were borrowed at September 30 or November 4, 2014. Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of TCEH DIP Revolving Credit Facility cash borrowings outstanding without written consent of the committee of unsecured creditors and the ad hoc group of TCEH unsecured note holders or further order of the Bankruptcy Court.

(b)	Facility used for general corporate purposes, including but not limited to, $800 million for issuing letters of credit.

At September 30, 2014, all $1.425 billion of the TCEH DIP Term Loan Facility has been borrowed. Of this borrowing, $800 million represents amounts that are intended to support issuances of letters of credit and have been funded to a collateral account. Of the collateral account amount, $616 million is reported as cash and cash equivalents and $184 million is reported as restricted cash, which represents outstanding letters of credit at September 30, 2014.

Amounts borrowed under the TCEH DIP Term Loan Facility bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus 3%. At September 30, 2014, the interest rate on outstanding borrowings was 3.75%. The timing of interest payments on the term loans is flexible and can be paid on a one, two, three or six month basis or as otherwise agreed upon with the relevant lenders. The TCEH DIP Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available TCEH DIP Facility.

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

The TCEH Debtors' obligations under the TCEH DIP Facility are secured by a lien covering substantially all of the TCEH Debtors' assets, rights and properties, subject to certain exceptions set forth in the TCEH DIP Facility. The TCEH DIP Facility provides that all obligations thereunder constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under the Bankruptcy Code and, subject to certain exceptions set forth in the TCEH DIP Facility, have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases. EFCH and substantially all of TCEH’s subsidiaries, including all subsidiaries that are debtors in the Chapter 11 Cases, are guarantors under the TCEH DIP Facility.

The TCEH DIP Facility also permits certain hedging agreements to be secured on a pari-passu basis with the TCEH DIP Facility in the event those hedging agreements meet certain criteria set forth in the TCEH DIP Facility.

In June 2014, the RCT agreed to accept a collateral bond from TCEH of up to $1.1 billion, as a substitute for its self-bond, to secure mining land reclamation obligations. The collateral bond is a $1.1 billion carve-out from the super-priority liens under the TCEH DIP Facility that will enable the RCT to be paid before the TCEH DIP Facility lenders in the event of a liquidation of TCEH's assets. As a result, in July 2014, TCEH terminated a $1.1 billion RCT Delayed Draw Letter of Credit commitment included in the original DIP facility.

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

The TCEH DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the TCEH DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against the TCEH Debtors. The agreement governing the TCEH DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the TCEH DIP Facility less unrestricted cash. Upon the existence of an event of default, the TCEH DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

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

	Three Months Ended September 30, 2014	Post-Petition Period Through September 30, 2014
Liability adjustment arising from termination of interest rate swaps (Note 12)	$—	$277
Fees associated with completion of TCEH DIP Facility (a)	(5)	87
Expenses related to legal advisory and representation services	30	51
Expenses related to other professional consulting and advisory services	20	52
Other	—	1
Total reorganization items	$45	$468
___________

(a)
Amounts for the three months ended September 30, 2014 represent a refund of fees due to the termination of the RCT Delayed Draw Letter of Credit commitment under the TCEH DIP Facility as discussed in Note 5.

7.	LIABILITIES SUBJECT TO COMPROMISE

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts include related unamortized deferred financing costs, discounts or premiums. Amounts classified to LSTC do not include pre-petition liabilities that are fully secured by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at September 30, 2014:

September 30, 2014
Notes, loans and other debt per the following table	$31,194
Accrued interest on notes, loans and other debt	668
Net liability under terminated TCEH interest rate swap and natural gas hedging agreements (Note 12)	1,235
Trade accounts payable and accrued liabilities	168
Liability under the Federal and State Income Tax Allocation Agreement (Note 13)	535
Advances and other payables to affiliates	130
Total liabilities subject to compromise	$33,930

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

All amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise represent principal amounts.

	September 30, 2014	December 31, 2013
TCEH
Senior Secured Facilities:
TCEH Floating Rate Term Loan Facilities due October 10, 2014	$3,809	$3,809
TCEH Floating Rate Letter of Credit Facility due October 10, 2014	42	42
TCEH Floating Rate Revolving Credit Facility due October 10, 2016	2,054	2,054
TCEH Floating Rate Term Loan Facilities due October 10, 2017 (a)	15,710	15,710
TCEH Floating Rate Letter of Credit Facility due October 10, 2017	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (a)	2,046	2,046
10.25% Fixed Senior Notes due November 1, 2015, Series B (a)	1,442	1,442
10.50% /11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
Floating Rate Series 2001D-2 due May 1, 2033 (b)	—	97
Floating Rate Taxable Series 2001I due December 1, 2036 (b)	—	62
Floating Rate Series 2002A due May 1, 2037 (b)	—	45
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (c)	(103)	(105)
Other:
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017 (d)	—	36
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015 (d)	—	4
Capitalized lease obligations (d)	—	52
Other	3	3
Unamortized discount	(91)	(103)
Total TCEH	31,858	32,140

	September 30, 2014	December 31, 2013
EFCH (parent entity)
9.58% Fixed Notes due in annual installments through December 4, 2019 (d)	$—	$29
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (d)	—	34
Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount (c)	(1)	(6)
Subtotal	8	66
EFH Corp. pre-petition debt pushed down (e)
10.875% Fixed Senior Notes due November 1, 2017	16	16
11.25%/12.00% Senior Toggle Notes due November 1, 2017	14	14
Subtotal — EFH Corp. debt pushed down	30	30
Total EFCH (parent entity)	38	96
Deferred debt issuance and extension costs (f)	(702)	—
Total EFCH consolidated notes, loans and other debt	$31,194	$32,236
____________

(a)	As discussed below and in Note 13, principal amounts of notes/term loans totaling $382 million at both September 30, 2014 and December 31, 2013 were held by EFH Corp. and EFIH.

(b)	These bonds were tendered and settled through letter of credit draws.

(c)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(d)	Amounts classified as debt in the condensed consolidated balance sheet at September 30, 2014. See (a) and (b) notes to condensed consolidated balance sheets.

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

Debt guaranteed and subject to push down at September 30, 2014 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes. The amount reflected in our condensed consolidated balance sheets as pushed down pre-petition debt ($30 million at both September 30, 2014 and December 31, 2013, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for the nine months ended September 30, 2014. EFH Corp. payments of interest on debt pushed down totaled $21 million for the nine months ended September 30, 2013.

Information Regarding Significant Pre-Petition Debt

TCEH elected not to make interest payments due in April 2014 totaling $123 million on certain debt obligations.

The TCEH pre-petition debt described below is junior in right of priority and payment to the TCEH DIP Facility.

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities total $22.635 billion and consist of:

•	$3.809 billion of TCEH Term Loan Facilities with interest at LIBOR plus 3.50%;

•	$15.710 billion of TCEH Term Loan Facilities with interest at LIBOR plus 4.50%, including $19 million aggregate principal amount held by EFH Corp.;

•	$42 million of cash borrowed under the TCEH Letter of Credit Facility with interest at LIBOR plus 3.50%;

•	$1.020 billion of cash borrowed under the TCEH Letter of Credit Facility with interest at LIBOR plus 4.50%, and

•	Amounts borrowed under the TCEH Revolving Credit Facility, which represent the entire amount of commitments under the facility totaling $2.054 billion.

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

Borrowings under the TCEH Letter of Credit Facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit. At September 30, 2014, the restricted cash related to the TCEH Letter of Credit Facility totaled $567 million and supports $354 million in letters of credit outstanding. Due to the default under the TCEH Senior Secured Facilities, the remaining$213 million letter of credit capacity is no longer available. In the first quarter 2014, TCEH issued a $157 million letter of credit to a subsidiary of EFH Corp. to secure its current and future amounts payable to the subsidiary arising from recurring transactions in the normal course of business, and through the third quarter 2014, the subsidiary drew on the letter of credit in the amount of $150 million to settle amounts due from TCEH. The remaining $7 million under the letter of credit expired in July 2014. Year to date September 30, 2014, $228 million of letters of credit have been drawn upon by unaffiliated counterparties to settle amounts receivable from TCEH, including $204 million related to pollution control revenue bonds that were tendered as noted in the table above.

TCEH 11.5% Senior Secured Notes — The principal amount of the TCEH 11.5% Senior Secured Notes totals $1.750 billion, with interest at a fixed rate of 11.5% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The notes are secured, on a first-priority basis, by security interests in all of the assets of TCEH, and the guarantees are secured on a first-priority basis by all of the assets and equity interests held by the Guarantors, in each case, to the extent such assets and equity interests secure obligations under the TCEH Senior Secured Facilities (the TCEH Collateral), subject to certain exceptions and permitted liens.

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

TCEH 15% Senior Secured Second Lien Notes (including Series B) — The principal amount of the TCEH 15% Senior Secured Second Lien Notes totals $1.571 billion with interest at a fixed rate of 15% per annum. The notes are fully and unconditionally guaranteed on a joint and several basis by EFCH and, subject to certain exceptions, each subsidiary of TCEH that guarantees the TCEH Senior Secured Facilities. The notes are secured, on a second-priority basis, by security interests in all of the assets of TCEH, and the guarantees (other than the guarantee of EFCH) are secured on a second-priority basis by all of the assets and equity interests of all of the Guarantors other than EFCH (collectively, the Subsidiary Guarantors), in each case, to the extent such assets and security interests secure obligations under the TCEH Senior Secured Facilities on a first-priority basis, subject to certain exceptions (including the elimination of the pledge of equity interests of any Subsidiary Guarantor to the extent that separate financial statements would be required to be filed with the SEC for such Subsidiary Guarantor under Rule 3-16 of Regulation S-X) and permitted liens. The guarantee from EFCH is not secured.

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

TCEH 10.25% Senior Notes (including Series B) and 10.50%/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — The principal amount of the TCEH Senior Notes totals $5.237 billion, including $363 million aggregate principal amount held by EFH Corp. and EFIH, and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, EFCH, and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes bore interest at a fixed rate of 10.25% per annum. The TCEH Toggle Notes bore interest at a fixed rate of 10.50% per annum.

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

8.     INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest paid/accrued on debtor-in-possession financing	$16	$—	$22	$—
Adequate protection amounts paid/accrued (a)	308	—	519	—
Interest paid/accrued on pre-petition debt (including net amounts paid/accrued under interest rate swaps) (b)	3	688	883	2,042
Interest related to pushed down debt	—	1	1	5
Noncash realized net loss on termination of interest rate swaps (offset in unrealized net gain) (c)	—	—	1,225	—
Unrealized mark-to-market net gain on interest rate swaps	—	(413)	(1,290)	(899)
Amortization of interest rate swap losses at dedesignation of hedge accounting	—	2	(1)	6
Amortization of fair value debt discounts resulting from purchase accounting	—	3	3	8
Amortization of debt issuance, amendment and extension costs and discounts	1	64	86	195
Capitalized interest	(3)	(5)	(14)	(19)
Total interest expense and related charges	$325	$340	$1,434	$1,338
____________

(a)	Post-petition period only.

(b)
Includes amounts related to interest rate swaps totaling $160 million for the three months ended September 30, 2013, and $193 million and $466 million for the nine months ended September 30, 2014 and 2013, respectively. Of the $193 million for the nine months ended September 30, 2014, $127 million represents matured positions that have not been settled in cash and is included in the liability arising from the termination of TCEH interest rate swaps discussed in Note 12.

(c)	See Note 12.

Interest expense for the three and nine months ended September 30, 2014 includes interest paid and accrued on debtor-in-possession financing (see Note 5), as well as adequate protection amounts paid and accrued, as approved by the Bankruptcy Court in June 2014 for the benefit of secured creditors of (a) $22.635 billion principal amount of outstanding borrowings from the TCEH Senior Secured Facilities, (b) $1.750 billion principal amount of outstanding TCEH Senior Secured Notes and (c) the $1.235 billion net liability related to the terminated TCEH interest rate swaps and natural gas hedging positions (see Note 12), in exchange for their consent to the senior secured, super-priority liens contained in the TCEH DIP Facility and any diminution in value of their interests in the pre-petition collateral from the Petition Date. Additionally, interest expense for the nine months ended September 30, 2014 includes interest paid and accrued on all pre-petition debt for the period prior to the Petition Date. The weighted average interest rate applicable to the adequate protection amounts paid/accrued at September 30, 2014 is 4.65% (one-month LIBOR plus 4.50%). In connection with the completion of a plan of reorganization of the Debtors, the amount of adequate protection payments will be "trued-up" to reflect the valuation of the TCEH Debtors determined in connection with confirmation of the plan of reorganization by the Bankruptcy Court.

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of adequate protection amounts as discussed above. Other than these amounts ordered by the Bankruptcy Court, effective April 29, 2014, the company discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC). Contractual interest represents amounts due under the contractual terms of the outstanding debt (or upon approval by the Bankruptcy Court, at the federal judgment rate), including debt subject to compromise during the Chapter 11 Cases. Interest expense as calculated under the contractual terms of EFCH's debt, all of which is subject to compromise, totaled $516 million for the three months ended September 30, 2014 and $874 million for the post-petition period through September 30, 2014. These amounts exceeded interest expense recorded of $293 million for the three months ended September 30, 2014 and $494 million for the post-petition period through September 30, 2014 by $223 million and $380 million, respectively. Interest expense recorded represented adequate protection amounts since the Bankruptcy Filing allowed by the Bankruptcy Court. For the three and nine months ended September 30, 2014, adequate protection paid/accrued excludes $15 million and $25 million, respectively, related to the TCEH first-lien interest rate and commodity hedge claims (see Note 12), as such amounts are not included in contractual interest amounts presented above.

9.     COMMITMENTS AND CONTINGENCIES

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

See Notes 5 and 7 for discussion of guarantees and security for certain of our post-petition and pre-petition debt.

Letters of Credit

At September 30, 2014, TCEH had outstanding letters of credit under its post-petition and pre-petition credit facilities totaling $538 million as follows:

•	$334 million to support commodity risk management and trading margin requirements in the normal course of business, including over-the-counter hedging transactions and collateral postings with ERCOT;

•	$62 million to support TCEH's REP financial requirements with the PUCT, and

•	$142 million for other credit support requirements.

The automatic stay under the Bankruptcy Code does not apply to letters of credit issued under the pre-petition credit facility and third parties may draw if the terms of a particular letter of credit so provide. See Note 7 for discussion of letter of credit draws in 2014.

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

Litigation Related to Generation Facilities — In November 2010, an administrative appeal challenging the decision of the TCEQ to renew and amend Oak Grove Management Company LLC's (Oak Grove) (a wholly owned subsidiary of TCEH) Texas Pollutant Discharge Elimination System (TPDES) permit related to water discharges was filed by Robertson County: Our Land, Our Lives and Roy Henrichson in the Travis County, Texas District Court. Plaintiffs sought a reversal of the TCEQ's order and a remand back to the TCEQ for further proceedings. The district court affirmed the TCEQ's issuance of the TPDES permit to Oak Grove. In December 2012, plaintiffs appealed the district court's decision to the Third Court of Appeals in Austin, Texas. Oral argument was held in April 2014. In June 2014, the Third Court of Appeals issued its opinion affirming the district court's judgment and the TCEQ's decision. Plaintiffs sought rehearing by the Third Court of Appeals, which was denied in July 2014. In July 2014, the Third Court of Appeals issued a replacement opinion again affirming TCEQ's issuance of the permit. The plaintiffs' deadline to seek further review of the decision expired on September 30, 2014, thus, the case has been resolved in favor of Oak Grove.

In May 2012, the Sierra Club filed a lawsuit in the US District Court for the Western District of Texas (Waco Division) against EFH Corp. and Luminant Generation Company LLC (a wholly owned subsidiary of TCEH) for alleged violations of the Clean Air Act (CAA) at Luminant's Big Brown generation facility. The Big Brown trial was held in February 2014. In pre-trial filings submitted in January 2014, the Sierra Club stated it was seeking over $337 million in civil penalties for the alleged violations and injunctive relief. In March 2014, the district court entered final judgment denying all of the Sierra Club's claims and all relief requested by the Sierra Club. The Sierra Club has appealed the district court's decision to the Fifth Circuit Court. In August 2014, the district court ordered the Sierra Club to pay$6.4 million in Luminant's attorney and expert witness fees. The Sierra Club has appealed to the Fifth Circuit Court the district court's final order granting Luminant's motion for the fees.

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

In July 2013, the EPA sent us a second notice of violation alleging noncompliance with the CAA's New Source Review Standards at our Martin Lake and Big Brown generation facilities, which the EPA said "superseded" its July 2012 notice. In July 2013, we filed a petition for review in the Fifth Circuit Court seeking judicial review of the EPA's July 2013 notice of violation. In September 2013, the Fifth Circuit Court consolidated the petitions for review of the July 2012 and July 2013 notices of violation. Oral argument was heard in June 2014. In July 2014, the Fifth Circuit Court ruled that our challenges to the notices of violation must first be heard by the district court and may be presented as defenses to the EPA's civil enforcement lawsuit discussed below.

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

In February 2012, the EPA released a final rule (Final Revisions) and a proposed rule revising certain aspects of the CSAPR, including increases in the emissions budgets for Texas and our generation assets as compared to the July 2011 version of the rule. In April 2012, we filed in the D.C. Circuit Court a petition for review of the Final Revisions on the ground, among others, that the rules do not include all of the budget corrections we requested from the EPA. The parties to the case agreed that the case should be stayed pending the conclusion of the CSAPR rehearing proceeding discussed below. In June 2012, the EPA finalized the proposed rule (Second Revised Rule). As compared to the proposed revisions to the CSAPR issued by the EPA in October 2011, the Final Revisions and the Second Revised Rule finalize emissions budgets for our generation assets that are approximately 6% lower for SO2, 3% higher for annual NOx and 2% higher for seasonal NOx.

In August 2012, the D.C. Circuit Court vacated the CSAPR, remanding it to the EPA for further proceedings. The D.C. Circuit Court's order stated that the EPA was expected to continue administering the CAIR (the predecessor rule to the CSAPR) pending the EPA's further consideration of the rule. In March 2013, the EPA and certain other parties that supported the CSAPR submitted petitions to the US Supreme Court seeking its review of the D.C. Circuit Court's decision. The US Supreme Court granted review of the D.C. Circuit Court's decision in June 2013 and heard oral arguments in December 2013. In April 2014, the US Supreme Court issued its opinion in the CSAPR litigation, reversing the D.C. Circuit Court's decision in which that court vacated the CSAPR, but clarifying that the EPA may not "over-control" upwind states by requiring those states to make emission reductions in excess of what is necessary for downwind states to attain applicable air quality standards. The US Supreme Court remanded the case to the D.C. Circuit Court for further proceedings consistent with its opinion. Additionally, there are several issues that the parties challenging the CSAPR had previously raised but that the D.C. Circuit did not resolve in its first opinion and that may now be decided on remand. In June 2014, the D.C. Circuit Court directed that the parties file motions to govern further proceedings. While the US Supreme Court's ruling did not disturb the stay entered by the D.C. Circuit Court in December 2011, in June 2014 the EPA filed a motion in the D.C. Circuit Court seeking to lift the stay. In July 2014, we filed a motion for summary vacatur of the CSAPR budgets for Texas, requesting that the D.C. Circuit Court remand Texas's CSAPR emission budgets to the EPA to develop a valid budget that does not require Texas to reduce emissions in excess of what is necessary for downwind areas to comply with air quality standards and that Texas's emissions should continue to be governed by CAIR in the interim. In July 2014, we along with other petitioners filed an opposition to the EPA's motion to lift the stay. In October 2014, the D.C. Circuit Court entered an order granting the EPA's motion to lift the stay, denying Luminant's and Texas's motions for summary vacatur, establishing a briefing format and schedule for further proceedings in the case, and scheduling the case for oral argument in March 2015. Based on the D.C. Circuit Court's order, we believe that the CSAPR will go into effect on January 1, 2015 as the rule would have been implemented on January 1, 2012 had the D.C. Circuit Court not granted the stay in December 2011, but including changes to the budgets and the program that were implemented in rulemakings finalized by the EPA in February and June 2012. While we cannot predict the outcome of future proceedings related to the CSAPR, based upon our current operating plans, including Mercury and Air Toxics Standard (MATS) compliance efforts, we do not believe that the D.C. Circuit Court's decision to lift the stay for the CSAPR will cause any material operational, financial or compliance issues for us.

State Implementation Plan (SIP)

In September 2010, the EPA disapproved a portion of the SIP pursuant to which the TCEQ implements its program to achieve the requirements of the CAA. The EPA disapproved the Texas standard permit for pollution control projects (PCP). We hold several permits issued pursuant to the TCEQ standard permit conditions for pollution control projects. We challenged the EPA's disapproval by filing a lawsuit in the Fifth Circuit Court arguing that the TCEQ's adoption of the standard permit conditions for pollution control projects was consistent with the CAA. In March 2012, the Fifth Circuit Court vacated the EPA's disapproval of the Texas standard permit for pollution control projects and remanded the matter to the EPA for expedited reconsideration. In September 2013, the State of Texas filed a motion with the Fifth Circuit Court requesting that the Court amend and enforce its judgment in this case by requiring the EPA to satisfy the Court's judgment by taking action on the pending SIP revision regarding Texas's PCP standard permit. In February 2014, the Fifth Circuit Court ordered the EPA to issue a final rule on the standard permit for pollution control projects by May 2014. In May 2014, the EPA filed a notice in the Fifth Circuit Court that they complied with the Court's mandate and issued the final approval of Texas' PCP standard permit.

In November 2010, the EPA partially approved and partially disapproved a portion of the SIP under which the TCEQ had been phasing out a long-standing exemption for certain emissions that unavoidably occur during upsets and startup, shutdown and maintenance activities and replacing that exemption with a more limited affirmative defense that was phased out and replaced by TCEQ-issued generation facility-specific permit conditions. We, like many other electricity generation facility operators in Texas, have asserted applicability of the exemption or affirmative defense, and the TCEQ has concurred with that assertion. We have also applied for and received the generation facility-specific permit amendments. The EPA's partial approval and partial disapproval were challenged in the Fifth Circuit Court. We challenged the EPA's disapproval of Texas' affirmative defense for planned maintenance, startup and shutdown. The Fifth Circuit Court denied the challenge and ruled that the EPA's actions were in accordance with the Clean Air Act, including affirming the EPA's approval of Texas' SIP affirmative defense against civil penalties in the EPA enforcement actions and citizen suits for upsets and unplanned startup, shutdown and maintenance events.

In February 2013, the EPA proposed a rule requiring certain states to replace SIP exemptions for excess emissions during malfunctions with an affirmative defense. Texas was not included in that original proposal since it already had an EPA-approved affirmative defense provision in its SIP. The 2013 EPA proposal was in response to a petition for rulemaking filed by the Sierra Club. In April 2014, the DC Circuit Court struck down an EPA regulation that contained an affirmative defense protecting Portland cement manufacturers from civil penalties during malfunctions. In its opinion, the DC Circuit Court acknowledged the Fifth Circuit's decision upholding the Texas SIP affirmative defenses and stated that it was not addressing whether an affirmative defense is appropriate in a SIP. However, the EPA has revised its 2013 proposal to extend the EPA's proposed findings of inadequacy to states that have affirmative defense provisions, including Texas. The EPA's revised proposal would require Texas to remove or replace its EPA-approved affirmative defense provisions for excess emissions during startup, shutdown and maintenance events. Comments on the EPA proposal are due in November 2014, and the EPA is expected to finalize the proposal in May 2015. We cannot predict the timing or outcome of future proceedings related to this rulemaking, including the requirements of any ultimately implemented rule, any compliance timeframe, or the financial effects, if any.

In June 2014, the Sierra Club filed a petition in the DC Circuit Court seeking review of several EPA regulations containing affirmative defenses for malfunctions, including the Mercury and Air Toxics Standards rule for power plants. In the petition, the Sierra Club contends this affirmative defense is no longer permissible in light of the DC Circuit Court's decision in the Portland cement case. Luminant filed a motion to intervene in this case. In July 2014, the DC Circuit Court ordered the case stayed pending the EPA's consideration of a petition for administrative reconsideration of the regulations at issue. We cannot predict the timing or outcome of future proceedings related to this petition, the petition for administrative reconsideration that is pending before the EPA or the financial effects of these proceedings, if any.

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

Noncontrolling Interests

As discussed in Note 3, we consolidate a VIE, which results in a noncontrolling interest component of equity. Net loss attributable to the noncontrolling interests was immaterial for the nine months ended September 30, 2014 and 2013.

Membership Interests/Equity

In April 2013, EFCH was converted from a Texas corporation to a Delaware limited liability company. The following tables present the changes to membership interests/shareholders equity for the nine months ended September 30, 2014 and 2013:

Nine Months Ended September 30, 2014
	EFCH Membership Interests
	Capital Account	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Membership Interests
Balance at December 31, 2013	$(12,233)	$(36)	$1	$(12,268)
Net loss	(1,168)	—	—	(1,168)
Effect of stock-based incentive compensation plans	2	—	—	2
Net effect of cash flow hedges	—	1	—	1
Investment by noncontrolling interests	—	—	1	1
Effect of debt push-down from EFH Corp. (a)	16	—	—	16
Other	—	—	(2)	(2)
Balance at September 30, 2014	$(13,383)	$(35)	$—	$(13,418)

Nine Months Ended September 30, 2013
	EFCH Shareholder's Equity/Membership Interests
	Common Stock	Retained Earnings (Deficit)	Membership Interests	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$7,665	$(18,129)	$—	$(42)	$112	$(10,394)
Net loss	—	(526)	(160)	—	—	(686)
Net effect of cash flow hedges	—	—	—	5	—	5
Investment by noncontrolling interests	—	—	—	—	3	3
Effect of debt push-down from EFH Corp. (a)	434	—	3	—	—	437
Dissolution of TXU Receivables Company	—	—	—	—	(10)	(10)
Capital structure conversion	(8,099)	18,655	(10,556)	—	—	—
Other	—	—	2	—	—	2
Balance at September 30, 2013	$—	$—	$(10,711)	$(37)	$105	$(10,643)
____________

(a)	Represents the interest and income tax effects of debt pushed down from EFH Corp. (Note 7).

11.     FAIR VALUE MEASUREMENTS

Accounting standards related to the determination of fair value define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. We use a "mid-market" valuation convention (the mid-point price between bid and ask prices) as a practical expedient to measure fair value for the majority of our assets and liabilities subject to fair value measurement on a recurring basis. We primarily use the market approach for recurring fair value measurements and use valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

•
Level 2 valuations use inputs that, in the absence of actively quoted market prices, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves observable at commonly quoted intervals and (d) inputs that are derived principally from or corroborated by observable market data by correlation or other mathematical means. Our Level 2 valuations utilize over-the-counter broker quotes, quoted prices for similar assets or liabilities that are corroborated by correlations or other mathematical means, and other valuation inputs. For example, our Level 2 assets and liabilities include forward commodity positions at locations for which over-the-counter broker quotes are available.

•
Level 3 valuations use unobservable inputs for the asset or liability. Unobservable inputs are used to the extent observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. We use the most meaningful information available from the market combined with internally developed valuation methodologies to develop our best estimate of fair value. For example, our Level 3 assets and liabilities include certain derivatives with values derived from pricing models that utilize multiple inputs to the valuations, including inputs that are not observable or easily corroborated through other means. See further discussion below.

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

In utilizing broker quotes, we attempt to obtain multiple quotes from brokers (generally non-binding) that are active in the commodity markets in which we participate (and require at least one quote from two brokers to determine a pricing input as observable); however, not all pricing inputs are quoted by brokers. The number of broker quotes received for certain pricing inputs varies depending on the depth of the trading market, each individual broker's publication policy, recent trading volume trends and various other factors. In addition, for valuation of interest rate swaps, we used generally accepted interest rate swap valuation models utilizing month-end interest rate curves.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

September 30, 2014
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$80	$23	$37	$1	$141
Nuclear decommissioning trust – equity securities (c)	358	207	—	—	565
Nuclear decommissioning trust – debt securities (c)	—	294	—	—	294
Total assets	$438	$524	$37	$1	$1,000
Liabilities:
Commodity contracts	$97	$10	$8	$1	$116
Total liabilities	$97	$10	$8	$1	$116

December 31, 2013
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$161	$570	$57	$—	$788
Nuclear decommissioning trust – equity securities (c)	330	191	—	—	521
Nuclear decommissioning trust – debt securities (c)	—	270	—	—	270
Total assets	$491	$1,031	$57	$—	$1,579
Liabilities:
Commodity contracts	$231	$14	$18	$—	$263
Interest rate swaps	—	—	1,012	—	1,012
Total liabilities	$231	$14	$1,030	$—	$1,275
_______________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the condensed consolidated balance sheets.

(c)	The nuclear decommissioning trust investment is included in the investments line in the condensed consolidated balance sheets. See Note 14.

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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three and nine months ended September 30, 2014 and 2013. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 for the three and nine months ended September 30, 2014 and 2013.

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at September 30, 2014 and December 31, 2013:

September 30, 2014
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$1	$(1)	$—	Valuation Model	Illiquid pricing locations (c)	$30 to $50/MWh
					Hourly price curve shape (d)	$20 to $70/MWh

Electricity spread options	5	—	5	Option Pricing Model	Gas to power correlation (e)	40% to 90%
					Power volatility (f)	10% to 40%

Electricity congestion revenue rights	26	(3)	23	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $13.00

Coal purchases	1	(4)	(3)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Illiquid pricing variances between heat content (l)	$0.30 to $0.40
Other (n)	4	—	4

Total	$37	$(8)	$29

December 31, 2013
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$2	$(2)	$—	Valuation Model	Illiquid pricing locations (c)	$25 to $45/MWh
					Hourly price curve shape (d)	$20 to $70/MWh

Electricity spread options	15	(2)	13	Option Pricing Model	Gas to power correlation (e)	45% to 95%
					Power volatility (f)	10% to 30%

Electricity congestion revenue rights	35	(2)	33	Market Approach (g)	Illiquid price differences between settlement points (h)	$0.00 to $25.00

Coal purchases	—	(11)	(11)	Market Approach (g)	Illiquid price variances between mines (i)	$0.00 to $1.00
					Probability of default (j)	0% to 40%
					Recovery rate (k)	0% to 40%

Interest rate swaps	—	(1,012)	(1,012)	Valuation Model	Nonperformance risk adjustment (m)	25% to 35%

Other (n)	5	(1)	4

Total	$57	$(1,030)	$(973)

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

(h)	Based on the historical price differences between settlement points within the ERCOT Hubs and load zones.

(i)	Based on the historical range of price variances between mine locations.

(j)	Estimate of the range of probabilities of default based on past experience and the length of the contract as well as our and counterparties' credit ratings.

(k)	Estimate of the default recovery rate based on historical corporate rates.

(l)	Based on historical ranges of forward average prices between different heat contents (potential energy in coal for a given mass).

(m)	Estimate of nonperformance risk adjustment based on TCEH senior secured debt trading values.

(n)	Other includes contracts for ancillary services, natural gas, diesel options, coal options and weather dependent power options.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net asset (liability) balance at beginning of period	$45	$88	$(973)	$29
Total unrealized valuation losses	(3)	(24)	(97)	(41)
Purchases, issuances and settlements (a):
Purchases	10	6	39	66
Issuances	(1)	—	(3)	(6)
Settlements/terminations	(21)	(62)	1,063	(45)
Transfers into Level 3 (b)	—	(1,179)	—	(1,178)
Transfers out of Level 3 (b)	(1)	—	—	4
Net change (c)	(16)	(1,259)	1,002	(1,200)
Net asset (liability) balance at end of period	$29	$(1,171)	$29	$(1,171)
Unrealized valuation gains relating to instruments held at end of period	$—	$254	$2	$280
____________

(a)
Settlement amounts in 2014 reflect termination of TCEH interest rate swaps and include the nonperformance risk adjustment as discussed in Note 12. Settlements for all periods presented reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. All Level 3 transfers in the periods presented are in and out of Level 2. Transfers into Level 3 during 2013 reflect a nonperformance risk adjustment in the valuation of the TCEH interest rate swaps, which were secured by a first-lien interest in the same assets of TCEH (on a pari passu basis) with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes (see Note 7). The amount of the nonperformance risk adjustment was calculated after consideration of derivative assets related to contracts with the same counterparties that are also secured by a first-lien interest in the assets of TCEH, and a master netting agreement in place that provides for netting and setoff of amounts related to these contracts.

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

12.    COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage commodity price risk. Because certain of these instruments are deemed to be "forward contracts" under the Bankruptcy Code, they are not subject to the automatic stay, and counterparties may elect to terminate the agreements. Prior to the Petition Date, we had entered into interest rate swaps to manage our interest rate risk exposure. See Note 11 for a discussion of the fair value of derivatives.

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

Termination of Commodity Hedges and Interest Rate Swaps — Commodity hedges and interest rate swaps entered into prior to the Petition Date are deemed to be "forward contracts" under the Bankruptcy Code. The Bankruptcy Filing constituted an event of default under these arrangements, and in accordance with the contractual terms, counterparties terminated certain positions shortly after the Bankruptcy Filing. The positions terminated consisted almost entirely of natural gas hedging positions and interest rate swaps that were secured by a first-lien interest in the same assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes. The terminated natural gas hedging positions represented approximately 70% of the commodity contracts derivative assets, and the terminated interest rate swaps represented all of the interest rate swap derivative assets and liabilities as of December 31, 2013 as presented in the table below.

Entities with a first-lien security interest included counterparties to both our natural gas hedging positions and interest rate swaps, which had entered into master agreements that provided for netting and setoff of amounts related to these positions. Additionally, certain counterparties to only our interest rate swaps hold the same first-lien security interest. The net liability recorded upon the terminations totaled $1.108 billion, which represented a realized loss of $1.225 billion related to the interest rate swaps, net of a realized gain of $117 million related to the natural gas hedging positions. Additionally, net accounts payable amounts related to matured interest rate swaps of $127 million are also secured by the same first-lien secured interest. The total net liability of $1.235 billion is subject to the terms of settlement of TCEH's first-lien claims ultimately approved by the Bankruptcy Court and is reported in the condensed consolidated balance sheets as a liability subject to compromise.

The derivative liability related to the TCEH interest rate swaps included a nonperformance risk adjustment (resulting in a Level 3 valuation). This fair value adjustment reflected the counterparties' exposure to our credit risk. The amount of the adjustment was after consideration of derivative assets related to natural gas hedging positions with the same counterparties. The difference between the net liability arising upon the termination of the interest rate swaps and the natural gas hedging positions and the net derivative assets and liabilities recorded totaled $277 million, substantially all of which represented the nonperformance risk adjustment, and is reported as a noncash charge in reorganization items in the condensed statements of consolidated income (loss) in accordance with ASC 852-10, Reorganizations (see Note 6).

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013:

September 30, 2014
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$131	$—	$—	$—	$131
Noncurrent assets	9	—	1	—	10
Current liabilities	—	—	(112)	—	(112)
Noncurrent liabilities	—	—	(4)	—	(4)
Net assets (liabilities)	$140	$—	$(115)	$—	$25

December 31, 2013
	Derivative assets		Derivative liabilities
	Commodity contracts	Interest rate swaps	Commodity contracts	Interest rate swaps	Total
Current assets	$784	$—	$—	$—	$784
Noncurrent assets	4	—	—	—	4
Current liabilities	—	—	(263)	(1,012)	(1,275)
Net assets (liabilities)	$788	$—	$(263)	$(1,012)	$(487)

In consideration of the termination rights of counterparties arising from the Bankruptcy Filing, derivative liabilities classified as current at December 31, 2013 include $647 million that otherwise would be classified as noncurrent, essentially all of which relates to interest rate swaps.

At September 30, 2014 and December 31, 2013, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative (income statement presentation)	2014	2013	2014	2013
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$54	$98	$(114)	$54
Interest rate swaps (Interest expense and related charges) (b)	—	253	(128)	433
Interest rate swaps (Reorganization items) (Note 6)	—	—	(277)	—
Net gain (loss)	$54	$351	$(519)	$487
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

The pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges was immaterial in both the three and nine months ended September 30, 2014 and 2013. There were no amounts recognized in OCI for the three and nine months ended September 30, 2014 and 2013.

Accumulated other comprehensive income related to cash flow hedges totaled $35 million and $36 million in net losses (after-tax) at September 30, 2014 and December 31, 2013, respectively, substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $2 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at September 30, 2014 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

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

Margin deposits that contractually offset these derivative instruments are reported separately in the condensed consolidated balance sheets. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At September 30, 2014 and December 31, 2013, all margin deposits held were unrestricted.

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

The following tables reconcile our derivative assets and liabilities as presented in the condensed consolidated balance sheets to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

September 30, 2014
	Amounts Presented in Balance Sheet	Offsetting Instruments	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$141	$(91)	$—	$50
Derivative liabilities:
Commodity contracts	(116)	91	17	(8)
Net amounts	$25	$—	$17	$42

December 31, 2013
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$788	$(389)	$(299)	$100
Interest rate swaps	—	—	—	—
Total derivative assets	788	(389)	(299)	100
Derivative liabilities:
Commodity contracts	(263)	168	70	(25)
Interest rate swaps	(1,012)	221	—	(791)
Total derivative liabilities	(1,275)	389	70	(816)
Net amounts	$(487)	$—	$(229)	$(716)
____________

(a)
Offsetting instruments at December 31, 2013 with respect to commodity contracts include amounts related to interest rate swaps and vice versa. All amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Derivative type	Notional Volume		Unit of Measure
Interest rate swaps:
Floating/fixed (a)	$—	$30,790	Million US dollars
Basis	$—	$1,050	Million US dollars
Natural gas (b)	1,178	2,150	Million MMBtu
Electricity	18,580	16,482	GWh
Congestion Revenue Rights (c)	74,257	77,799	GWh
Coal	11	9	Million US tons
Fuel oil	14	26	Million gallons
Uranium	300	450	Thousand pounds
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

At both September 30, 2014 and December 31, 2013, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully collateralized totaled $4 million. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with the counterparties totaling zero and $3 million at September 30, 2014 and December 31, 2013, respectively.

In addition, certain derivative agreements that are collateralized primarily with liens on certain of our assets include cross-default provisions that have resulted in the termination of such contracts as a result of the Bankruptcy Filing. Substantially all of the credit risk-related contingent features related to these derivatives, including amounts related to cross-default provisions, were triggered upon the Bankruptcy Filing, and substantially all such contracts had been cancelled at September 30, 2014. At September 30, 2014 and December 31, 2013, the fair value of derivative liabilities subject to such cross-default provisions totaled $1 million and $1.023 billion, respectively, before consideration of the collateral. Amounts at December 31, 2013 were largely related to interest rate swaps. The liquidity exposure associated with these liabilities totaled $1.140 billion at December 31, 2013 and was reduced by cash and letter of credit postings with the counterparties totaling $6 million. There was no liquidity exposure associated with these liabilities at September 30, 2014. See Note 7 for a description of other pre-petition obligations that are supported by liens on certain of our assets.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $5 million and $1.027 billion at September 30, 2014 and December 31, 2013, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has concentrations of credit risk with the counterparties to its derivative contracts. At September 30, 2014, total credit risk exposure to all counterparties related to derivative contracts totaled $243 million (including associated accounts receivable). The net exposure to those counterparties totaled $139 million at September 30, 2014 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $44 million. At September 30, 2014, the credit risk exposure to the banking and financial sector represented 59% of the total credit risk exposure and 41% of the net exposure. The termination of natural gas hedging agreements by counterparties shortly after the Bankruptcy Filing did not significantly affect the net credit risk exposure amount presented.

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

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $281 million and $273 million for the three months ended September 30, 2014 and 2013, respectively, and $746 million and $728 million for the nine months ended September 30, 2014 and 2013, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 reflect amounts due currently to Oncor totaling $152 million and $135 million, respectively, (included in trade accounts and other payables to affiliates) largely related to these electricity delivery fees.

•
Notes receivable from EFH Corp. were payable to TCEH on demand (TCEH Demand Notes) and arose from cash loaned for debt principal and interest payments and other general corporate purposes of EFH Corp. The TCEH Demand Notes were guaranteed by EFIH and EFCH on a senior unsecured basis. The TCEH Demand Notes were pledged as collateral under the TCEH Senior Secured Facilities. In January 2013, EFIH used $680 million of the proceeds from its August 2012 debt issuance to pay a dividend to EFH Corp., which EFH Corp. used with cash on hand to repay the entire balance of the TCEH Demand Notes. The average daily balance of the TCEH Demand Notes totaled $77 million for the nine months ended September 30, 2013. The TCEH Demand Notes carried interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income related to the TCEH Demand Notes totaled $3 million for the nine months ended September 30, 2013.

•
EFCH (parent entity) has a demand note payable to EFH Corp., the proceeds from which were used to repay outstanding debt. The note totaled $107 million and $103 million at September 30, 2014 and December 31, 2013, respectively, and carried interest at a rate based on the one-month LIBOR rate plus 5.00%. Interest expense related to this note totaled $1 million for the three months ended September 30, 2013 and totaled $2 million and $3 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, the $107 million note payable as of the Petition Date is classified as a liability subject to compromise (LSTC), and interest expense on the note has not been recorded since the Petition Date.

•
In the first quarter 2014, a cash contribution totaling $84 million was made to the retirement plan assets, of which $64 million was contributed by Oncor and $20 million was contributed by TCEH, resulting in the plan being fully funded as calculated under the provisions of ERISA. As a result of the Bankruptcy Filing, participants in the retirement plan who choose to retire would not be eligible for the lump sum payout option under the retirement plan unless the retirement plan is fully funded. The payment by TCEH was accounted for as an advance to EFH Corp. that will be settled as pension and OPEB expenses are allocated to TCEH in the normal course. The balance of the advance totaled $17 million at September 30, 2014, with $8 million recorded as a current asset and $9 million recorded as a noncurrent asset.

Receivables from affiliates are measured at historical cost and primarily have consisted of notes receivable for cash loaned to EFH Corp. for debt principal and interest payments and other general corporate purposes of EFH Corp. as discussed above. TCEH reviews economic conditions, counterparty credit scores and historical payment activity to assess the overall collectability of its affiliated receivables. There were no credit loss allowances at September 30, 2014 and December 31, 2013.

•
A subsidiary of EFH Corp. bills our subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges, which are largely settled in cash and primarily reported in SG&A expenses, totaled $47 million and $59 million for the three months ended September 30, 2014 and 2013, respectively, and totaled $147 million and $176 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts include allocated expense, which totaled zero and $10 million for the three months ended September 30, 2014 and 2013, respectively, and totaled $10 million and $29 million for the nine months ended September 30, 2014 and 2013, respectively, for management fees owed by EFH Corp. to the Sponsor Group. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to EFCH. Fees accrued as of the Petition Date are classified as LSTC. Beginning in 2012, we reimburse a subsidiary of EFH Corp. for an allocated share of computer equipment purchased. Amounts paid for the three and nine months ended September 30, 2014 totaled zero and $3 million, respectively, and for the three and nine months ended September 30, 2013 totaled zero and $6 million, respectively, related to computer equipment and were accounted for as an intangible asset to be amortized over the life of the equipment. Previously, the depreciation of such equipment was included in the administrative cost billings.

See Note 7 for discussion of a letter of credit issued by TCEH in 2014 to a subsidiary of EFH Corp. to secure its amounts payable to the subsidiary arising from recurring transactions in the normal course.

•
In April 2014, prior to the Bankruptcy Filing, a subsidiary of EFH Corp. sold information technology assets to TCEH totaling $24 million. TCEH cash settled these transactions in April 2014. In the third quarter 2014, additional information technology assets totaling $7 million were sold to TCEH, and a subsidiary of EFH Corp. settled this obligation by drawing on the letter of credit issued by TCEH as discussed in Note 7. The assets are substantially for the use of TCEH and its subsidiaries.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in investments in our balance sheet, will ultimately be sufficient to fund the actual future decommissioning liability, reported in noncurrent liabilities in our balance sheet. The delivery fee surcharges remitted to TCEH totaled $5 million for both the three months ended September 30, 2014 and 2013 and totaled $13 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At September 30, 2014 and December 31, 2013, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $451 million and $400 million, respectively, reported in other noncurrent liabilities.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns that include our results; however, under a Federal and State Income Tax Allocation Agreement, our federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if we file our own corporate income tax return. As of September 30, 2014, we had current income tax liabilities of $17 million and we had $535 million in noncurrent income tax liabilities payable to EFH Corp. as of the Petition Date reported as LSTC. As of December 31, 2013, we had current income tax liabilities of $21 million and noncurrent income tax liabilities of $535 million payable to EFH Corp. We made tax payments to EFH Corp. of $33 million and $134 million for the nine months ended September 30, 2014 and 2013, respectively. The 2013 payments included $84 million related to the 1997 through 2002 IRS appeals settlement.

•
Certain transmission and distribution utilities in Texas have requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both September 30, 2014 and December 31, 2013, TCEH had posted letters of credit and/or cash in the amount of $9 million for the benefit of Oncor.

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

•
As a result of debt repurchase and exchange transactions in 2009 through 2011, EFH Corp. and EFIH held TCEH debt securities at both September 30, 2014 and December 31, 2013 as shown below (principal amounts). At September 30, 2014, the $382 million in notes payable as of the Petition Date is classified as LSTC.

Principal Amount
TCEH Senior Notes:
Held by EFH Corp.	$284
Held by EFIH	79
TCEH Term Loan Facilities:
Held by EFH Corp.	19
Total	$382

Interest expense on the notes totaled zero and $10 million for the three months ended September 30, 2014 and 2013, respectively, and totaled $13 million and $29 million for the nine months ended September 30, 2014 and 2013, respectively. Contractual interest, not paid or recorded, totaled $9 million for the three months ended September 30, 2014 and $16 million for the nine months ended September 30, 2014. See Note 8.

See Notes 7 and 9 for discussion of guarantees and push down of certain EFH Corp. debt.

14.     SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other income:
Insurance/litigation settlements	$—	$—	$—	$2
Gain on sale of land	2	—	2	—
All other	3	1	9	5
Total other income	$5	$1	$11	$7
Other deductions:
Write-off of deferred costs related to mining projects	$9	$—	$30	$—
Other asset impairments	—	3	—	3
All other	5	5	8	9
Total other deductions	$14	$8	$38	$12

Restricted Cash

	September 30, 2014		December 31, 2013
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to TCEH's DIP Facility (Note 5)	$—	$184	$—	$—
Amounts related to TCEH's pre-petition Letter of Credit Facility (Note 7) (a)	—	567	945	—
Total restricted cash	$—	$751	$945	$—
____________

(a)	At December 31, 2013, in consideration of the Bankruptcy Filing, all amounts were classified as current. See Note 7 for discussion of letter of credit draws in 2014.

Trade Accounts Receivable

	September 30, 2014	December 31, 2013
Wholesale and retail trade accounts receivable	$940	$724
Allowance for uncollectible accounts	(17)	(14)
Trade accounts receivable — net	$923	$710

Gross trade accounts receivable at September 30, 2014 and December 31, 2013 included unbilled revenues of $261 million and $272 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Nine Months Ended September 30,
	2014	2013
Allowance for uncollectible accounts receivable at beginning of period	$14	$9
Increase for bad debt expense	30	23
Decrease for account write-offs	(27)	(15)
Allowance for uncollectible accounts receivable at end of period	$17	$17

Inventories by Major Category

	September 30, 2014	December 31, 2013
Materials and supplies	$214	$216
Fuel stock	125	154
Natural gas in storage	31	29
Total inventories	$370	$399

Investments

	September 30, 2014	December 31, 2013
Nuclear plant decommissioning trust	$859	$791
Assets related to employee benefit plans, including employee savings programs, net of distributions	1	1
Land	37	37
Miscellaneous other	7	9
Total investments	$904	$838

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

	September 30, 2014
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$282	$12	$—	$294
Equity securities (c)	264	305	(4)	565
Total	$546	$317	$(4)	$859

	December 31, 2013
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$266	$8	$(4)	$270
Equity securities (c)	255	271	(5)	521
Total	$521	$279	$(9)	$791
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 4.09% and 3.96% at September 30, 2014 and December 31, 2013, respectively, and an average maturity of 6 years at both September 30, 2014 and December 31, 2013.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at September 30, 2014 mature as follows: $102 million in one to five years, $57 million in five to ten years and $135 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized gains	$1	$1	$2	$2
Realized losses	$—	$(3)	$(1)	$(3)
Proceeds from sales of securities	$165	$23	$250	$128
Investments in securities	$(170)	$(28)	$(263)	$(140)

Property, Plant and Equipment

At September 30, 2014 and December 31, 2013, property, plant and equipment of $16.9 billion and $17.6 billion, respectively, is stated net of accumulated depreciation and amortization of $9.0 billion and $8.1 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets, for the nine months ended September 30, 2014:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2013	$390	$98	$36	$524
Additions:
Accretion	17	17	2	36
Reductions:
Payments	—	(60)	(2)	(62)
Adjustment to estimate of reclamation costs	—	(2)	—	(2)
Liability at September 30, 2014	407	53	36	496
Less amounts due currently	—	(33)	—	(33)
Noncurrent liability at September 30, 2014	$407	$20	$36	$463

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	September 30, 2014	December 31, 2013
Uncertain tax positions, including accrued interest	$175	$204
Asset retirement and mining reclamation obligations	463	440
Unfavorable purchase and sales contracts	572	589
Nuclear decommissioning cost over-recovery (Note 13)	451	400
Other, including retirement and other employee benefits	19	21
Total other noncurrent liabilities and deferred credits	$1,680	$1,654

Liability for Uncertain Tax Positions — In September 2014, EFH Corp. signed the final agreed Revenue Agent Report (RAR) with the IRS and associated documentation for the 2007 tax year. The Bankruptcy Court approved EFH Corp.'s signing of the RAR in October 2014. As a result of EFH Corp. receiving, agreeing to and signing the final RAR, we reduced the liability for uncertain tax positions by $31 million, resulting in a $16 million reclassification to the accumulated deferred income tax liability and the recording of a $15 million income tax benefit reflecting deductions related to lignite depletion and the release of accrued interest on uncertain tax positions. The adjustments did not result in a significant change to the originally filed tax return nor did it result in any cash tax or interest due.

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $6 million for both the three months ended September 30, 2014 and 2013 and totaled $17 million and $19 million for the nine months ended September 30, 2014 and 2013, respectively. See Note 4 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2014	$23
2015	$24
2016	$24
2017	$24
2018	$24

Fair Value of Debt

	September 30, 2014		December 31, 2013
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facility (Note 5)	$1,425	$1,429	$—	$—
Pre-petition notes, loans and other debt reported as liabilities subject to compromise (Note 7)	$31,896	$19,345	$—	$—
Long-term debt, excluding capitalized lease obligations	$81	$91	$—	$—
Pre-petition notes, loans and other debt (excluding capitalized lease obligations) (Note 7)	$—	$—	$32,184	$17,985

We determine fair value in accordance with accounting standards as discussed in Note 11, and at September 30, 2014, our debt fair value represents Level 2 valuations. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
Cash payments related to:
Interest paid (a)	$938	$1,901
Capitalized interest	(14)	(19)
Interest paid (net of capitalized interest) (a)	$924	$1,882
Reorganization items (b)	$41	$—
Income taxes	$33	$134
Noncash investing and financing activities:
Effect of Parent's payment of interest on pushed down debt	$—	$21
Construction expenditures (c)	$73	$62
Contribution related to EFH Corp. stock-based compensation	$2	$1
Debt assumed related to acquisition of combustion turbine trust interest	$—	$(45)
Reduction of debt pushed down from EFH Corp. (d)	$—	$(420)
Debt extension transactions (e)	$—	$(340)
____________

(a)	Net of amounts received under interest rate swap agreements. For the nine months ended September 30, 2014, this amount also includes amounts paid for adequate protection.

(b)	Represents cash payments for legal and other consulting services.

(c)	Represents end-of-period accruals.

(d)	For the nine months ended September 30, 2013, represents $838 million principal amount of EFH Corp. debt exchanged (at 50%) for EFIH debt.

(e)	Principal amounts of incremental loans under the TCEH Term Loan Facilities issued in consideration for the extension of the maturity date of such facilities.

15.     SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

At September 30, 2014 TCEH and TCEH Finance, as Co-Issuers, had outstanding $5.237 billion aggregate principal amount of pre-petition 10.25% Senior Notes Due 2015, 10.25% Senior Notes due 2015 Series B and Toggle Notes (collectively, the TCEH Senior Notes) and $1.571 billion aggregate principal amount of pre-petition 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021 (Series B) (collectively, the TCEH Senior Secured Second Lien Notes). The TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes are unconditionally guaranteed by EFCH and by each subsidiary (all 100% owned by TCEH) that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes. The guarantees of the TCEH Senior Notes rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. The guarantees of the TCEH Senior Secured Second Lien Notes rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH's obligations under the TCEH Senior Secured Facilities, the TCEH Senior Secured Notes and TCEH's commodity and interest rate hedges that were secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral (see Note 7). All other subsidiaries of EFCH, either direct or indirect, do not guarantee the TCEH Senior Notes or TCEH Senior Secured Second Lien Notes (collectively the Non-Guarantors). The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain certain restrictions, subject to certain exceptions, on EFCH's ability to pay dividends or make investments. See Note 7.

The following tables have been prepared in accordance with Regulation S-X Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" in order to present the condensed consolidating statements of income for the three and nine months ended September 30, 2014 and 2013 and of cash flows for the nine months ended September 30, 2014 and 2013 of EFCH (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors and the condensed consolidating balance sheets at September 30, 2014 and December 31, 2013 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, "Push Down Basis of Accounting Required in Certain Limited Circumstances," including the effects of the push down of $30 million of the EFH Corp. pre-petition 10.875% Senior Notes and EFH Corp. pre-petition 11.25%/12.00% Senior Toggle Notes to the Parent at both September 30, 2014 and December 31, 2013 and the TCEH Senior Notes, TCEH Senior Secured Notes, TCEH Senior Secured Second Lien Notes and TCEH Senior Secured Facilities to the Other Guarantors at September 30, 2014 and December 31, 2013 (see Note 7). TCEH Finance's sole function is to be the co-issuer of the certain TCEH debt securities; therefore, it has no other independent assets, liabilities or operations. Amounts reported as advances to affiliates arise from recurring intercompany transactions among EFCH, TCEH and TCEH’s subsidiaries in the normal course of business. In consideration of the Bankruptcy Filing, the ultimate settlement of the advances is uncertain and is dependent on the Chapter 11 plan ultimately approved. Accordingly, as of September 30, 2014, the Other Guarantors' pre-petition advances from parent have been reclassified to membership interests as a noncash transaction.

EFCH (parent entity) received no dividends/distributions from its consolidated subsidiaries for the three or nine months ended September 30, 2014 and 2013.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Income (Loss)
Three Months Ended September 30, 2014
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,807	$—	$—	$1,807
Fuel, purchased power costs and delivery fees	—	—	(868)	—	—	(868)
Net gain from commodity hedging and trading activities	—	—	75	—	—	75
Operating costs	—	—	(204)	—	—	(204)
Depreciation and amortization	—	—	(327)	—	—	(327)
Selling, general and administrative expenses	—	—	(145)	—	—	(145)
Franchise and revenue-based taxes	—	—	(18)	—	—	(18)
Other income	—	—	5	—	—	5
Other deductions	—	—	(14)	—	—	(14)
Interest income	—	—	7	—	(7)	—
Interest expense and related charges	(2)	(331)	1	—	7	(325)
Reorganization items	—	(45)	—	—	—	(45)
Income (loss) before income taxes	(2)	(376)	319	—	—	(59)
Income tax (expense) benefit	1	114	(99)	—	5	21
Equity earnings (losses) of subsidiaries	(37)	225	—	—	(188)	—
Net income (loss)	(38)	(37)	220	—	(183)	(38)
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	$(38)	$(37)	$220	$—	$(183)	$(38)

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Income (Loss)
Nine Months Ended September 30, 2014
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$4,731	$—	$—	$4,731
Fuel, purchased power costs and delivery fees	—	—	(2,256)	—	—	(2,256)
Net loss from commodity hedging and trading activities	—	(90)	(28)	—	—	(118)
Operating costs	—	—	(660)	—	—	(660)
Depreciation and amortization	—	—	(983)	—	—	(983)
Selling, general and administrative expenses	—	(29)	(442)	(2)	—	(473)
Franchise and revenue-based taxes	—	—	(54)	—	—	(54)
Other income	—	—	9	2	—	11
Other deductions	—	—	(38)	—	—	(38)
Interest income	1	80	270	—	(351)	—
Interest expense and related charges	(9)	(1,705)	(803)	—	1,083	(1,434)
Reorganization items	—	(468)	—	—	—	(468)
Loss before income taxes	(8)	(2,212)	(254)	—	732	(1,742)
Income tax benefit	2	729	84	—	(241)	574
Equity earnings (losses) of subsidiaries	(1,162)	321	—	—	841	—
Net loss	(1,168)	(1,162)	(170)	—	1,332	(1,168)
Other comprehensive income	1	1	—	—	(1)	1
Comprehensive loss	$(1,167)	$(1,161)	$(170)	$—	$1,331	$(1,167)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Income (Loss)
Nine Months Ended September 30, 2013
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$4,572	$59	$(59)	$4,572
Fuel, purchased power costs and delivery fees	—	—	(2,175)	—	—	(2,175)
Net gain (loss) from commodity hedging and trading activities	—	(3)	32	—	—	29
Operating costs	—	—	(690)	—	5	(685)
Depreciation and amortization	—	—	(1,011)	(1)	—	(1,012)
Selling, general and administrative expenses	—	(49)	(481)	(25)	53	(502)
Franchise and revenue-based taxes	—	—	(51)	—	—	(51)
Other income	—	—	7	—	—	7
Other deductions	—	—	(12)	—	—	(12)
Interest income	1	182	591	—	(769)	5
Interest expense and related charges	(15)	(1,920)	(1,842)	(8)	2,447	(1,338)
Income (loss) before income taxes	(14)	(1,790)	(1,060)	25	1,677	(1,162)
Income tax benefit (expense)	7	630	420	(9)	(572)	476
Equity earnings (losses) of subsidiaries	(679)	481	1	—	197	—
Net income (loss)	(686)	(679)	(639)	16	1,302	(686)
Other comprehensive income	5	5	—	—	(5)	5
Comprehensive income (loss)	$(681)	$(674)	$(639)	$16	$1,297	$(681)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2014
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(4)	$(1,122)	$1,514	$(5)	$—	$383
Cash flows – financing activities:
Proceeds from TCEH DIP Facility	—	1,425	—	—	—	1,425
Fees paid for TCEH DIP Facility	—	(87)	—	—	—	(87)
Notes/advances due to affiliates	8	1,121	—	—	(1,129)	—
Repayments/repurchases of debt	(4)	(203)	(17)	—	—	(224)
Contributions from noncontrolling interests	—	—	—	1	—	1
Cash provided by (used in) financing activities	4	2,256	(17)	1	(1,129)	1,115
Cash flows – investing activities:
Capital expenditures	—	—	(254)	—	—	(254)
Nuclear fuel purchases	—	—	(76)	—	—	(76)
Settlements of notes due from affiliates	—	—	(1,146)	—	1,129	(17)
Increase in restricted cash related to TCEH DIP Facility	—	(184)	—	—	—	(184)
Purchase of right to use certain computer-related assets from parent	—	—	(3)	—	—	(3)
Proceeds from sales of assets	—	—	2	—	—	2
Reduction of restricted cash related to TCEH Letter of Credit Facility		378	—		—	378
Proceeds from sales of environmental allowances and credits	—	—	3	—	—	3
Purchases of environmental allowances and credits	—	—	(13)	—	—	(13)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	250	—	—	250
Investments in nuclear decommissioning trust fund securities	—	—	(263)	—	—	(263)
Other, net	—	—	11	—	—	11
Cash provided by (used in) investing activities	—	194	(1,489)	—	1,129	(166)
Net change in cash and cash equivalents	—	1,328	8	(4)	—	1,332
Cash and cash equivalents – beginning balance	—	725	16	5	—	746
Cash and cash equivalents – ending balance	$—	$2,053	$24	$1	$—	$2,078

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Condensed Consolidating Balance Sheets September 30, 2014 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,053	$24	$1	$—	$2,078
Advances to parent and affiliates	3	8	851	—	(854)	8
Trade accounts receivable – net	—	—	923	—	—	923
Income taxes receivable	4	106	—	—	(110)	—
Accounts receivable from affiliates	—	2	—	—	(2)	—
Inventories	—	—	370	—	—	370
Commodity and other derivative contractual assets	—	—	131	—	—	131
Accumulated deferred income taxes	—	117	24	—	(24)	117
Margin deposits related to commodity positions	—	—	64	—	—	64
Other current assets	—	3	51	—	—	54
Total current assets	7	2,289	2,438	1	(990)	3,745
Restricted cash	—	751	—	—	—	751
Investments	(23,025)	14,077	920	8	8,924	904
Property, plant and equipment – net	—	—	16,940	3	—	16,943
Advances to parent and affiliates	—	9	—	—	—	9
Goodwill	—	3,952	—	—	—	3,952
Identifiable intangible assets – net	—	—	1,616	—	—	1,616
Commodity and other derivative contractual assets	—	—	10	—	—	10
Accumulated deferred income taxes	—	550	—	14	(564)	—
Other noncurrent assets	—	—	7	—	—	7
Total assets	$(23,018)	$21,628	$21,931	$26	$7,370	$27,937

LIABILITIES AND MEMBERSHIP INTERESTS
Notes/advances from affiliates	$—	$854	$—	$—	$(854)	$—
Trade accounts payable	—	1	433	—	—	434
Trade accounts and other payables to affiliates	—	—	181	2	(2)	181
Commodity and other derivative contractual liabilities	—	—	112	—	—	112
Margin deposits related to commodity positions	—	—	3	—	—	3
Accumulated deferred income taxes	24	—	—	—	(24)	—
Accrued income taxes payable to parent	—	—	127	—	(110)	17
Accrued taxes other than income	—	—	86	—	—	86
Accrued interest	1	109	1	—	—	111

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Condensed Consolidating Balance Sheets September 30, 2014 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Other current liabilities	$12	$64	$213	$—	$—	$289
Total current liabilities	37	1,028	1,156	2	(990)	1,233
Accumulated deferred income taxes	50	—	2,645	—	294	2,989
Commodity and other derivative contractual liabilities	—	—	4	—	—	4
Borrowings under debtor-in-possession credit facility	—	1,425	—	—	—	1,425
Long-term debt, less amounts due currently	43	—	51	—	—	94
Liabilities subject to compromise	146	42,181	32,510	—	(40,907)	33,930
Other noncurrent liabilities and deferred credits	6	18	1,656	—	—	1,680
Total liabilities	282	44,652	38,022	2	(41,603)	41,355
Total membership interests	(23,300)	(23,024)	(16,091)	24	48,973	(13,418)
Total liabilities and membership interests	$(23,018)	$21,628	$21,931	$26	$7,370	$27,937

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

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Bankruptcy Filing and the application of ASC 852-10, Reorganizations.

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

In cooperation with various stakeholders, the Debtors are focused on formulating and implementing an effective and efficient plan of reorganization for each of the Debtors under Chapter 11 of the Bankruptcy Code that maximizes enterprise value.

Proposed Sale of Economic Interest in Oncor — In September 2014, with input and support from several key stakeholders, the Debtors filed a motion with the Bankruptcy Court seeking the entry of an order approving bidding procedures with respect to the potential sale of EFH Corp.'s/EFIH's economic interest in Oncor. During October 2014, the bankruptcy court held hearings regarding the motion. On November 3, 2014, the Bankruptcy Court conditionally approved the motion. In conditionally approving the motion, the Bankruptcy Court required that, among other things, the Debtors modify the proposed bidding procedures and order to (a) allow up to five advisors for each of the official unsecured creditor committees at TCEH and EFH Corp./EFIH to access information regarding the bidding process on terms to be negotiated with these advisors, (b) allow additional time for bidders to evaluate potential transactions and submit bids and (c) prohibit material modifications to the bid procedures without the consent of the committees or further order of the Bankruptcy Court. In addition, the Bankruptcy Court required that prior to a modified order becoming effective, the respective boards of directors of EFH Corp., EFCH, TCEH and EFIH must vote to approve the proposed modified bidding procedures (along with an affirmative vote of the respective disinterested directors at EFIH and TCEH). The Debtors intend to continue to work closely with each of their respective stakeholders to formulate a bidding process that will maximize enterprise value for each of the Debtors.

Tax Matters — In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling (Private Letter Ruling) that, among other things, will provide (a) that (i) the transfer by TCEH of all of its assets and its ordinary course operating liabilities to reorganized TCEH consummated through a tax-free spin (in accordance with the Private Letter Ruling) in connection with TCEH's emergence from bankruptcy (Reorganized TCEH), (ii) the transfer by the Debtors to Reorganized TCEH of certain operating assets and liabilities that are reasonably necessary to the operation of Reorganized TCEH and (iii) the distribution by TCEH of (A) the equity it holds in Reorganized TCEH and (B) the cash proceeds TCEH receives from Reorganized TCEH to the holders of TCEH first lien claims, will qualify as a "reorganization" within the meaning of Sections 368(a)(1)(G) , 355 and 356 of the Code and (b) for certain other rulings under Sections 368(a)(1)(G) and 355 of the Code. The Debtors intend to continue to pursue the Private Letter Ruling in connection with any Chapter 11 plan of reorganization that is ultimately proposed. In October 2014, the Debtors filed a memorandum with the Bankruptcy Court that described tax related matters regarding restructuring alternatives.

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

In general, the Debtors have received final bankruptcy court orders with respect to "first day motions" and other "operating motions" that allow the Debtors to operate their businesses in the ordinary course, including, among others, providing for the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors' existing cash management system, the continuation of customer contracts and programs at our retail electricity operations, the payment of certain pre-petition amounts to certain critical vendors, the ability to perform under certain pre-petition hedging and trading arrangements and the ability to pay certain pre-petition taxes and regulatory fees. In addition, the Bankruptcy Court has issued orders approving the DIP Facilities. See Note 5 to Financial Statements for discussion of the TCEH DIP Facility.

Pre-Petition Claims — Holders of pre-petition claims will be required to file proofs of claims by the "bar date" established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. In August 2014, the Bankruptcy Court established a bar date of October 27, 2014 for most claims. We have received numerous proofs of claim since the Petition Date. We are early in the process of reconciling those claims to the amounts listed in our schedules of assets and liabilities. We may ask the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the company as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheet will be recognized as reorganization items in our condensed statement of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until the Bankruptcy Court approves a plan of reorganization or approves orders related to settlement of specific liabilities. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to the company's financial statements.

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

Natural Gas Hedging Program and Termination of Positions — In previous years TCEH had entered into long-term market transactions involving natural gas-related financial instruments designed to mitigate the effect of natural gas price changes on future electricity revenues. These instruments were deemed to be "forward contracts" under the Bankruptcy Code. The Bankruptcy Filing constituted an event of default under the natural gas hedging agreements, and in accordance with the contractual terms, counterparties terminated the hedging positions secured by a first-lien interest in the same assets of TCEH on a pari passu basis with the TCEH Senior Secured Facilities and the TCEH Senior Secured Notes shortly after the Bankruptcy Filing. These positions represented the substantial majority of the positions in the program. See discussion below regarding termination of interest rate swaps with the same counterparties and related contractual netting arrangements.

The natural gas positions have resulted in realized and unrealized net gains (losses), reported in net gain (loss) from commodity hedging and trading activities, as provided in the table below. Realized net gain presented below for the nine months ended September 30, 2014 represents amounts settled in cash and therefore does not include $117 million of realized net gains that are included (as an offset) in the net settlement liability arising from the terminations of interest rate swap and natural gas hedging positions as discussed below. (Corresponding amount is excluded from unrealized net loss.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized net gain	$—	$276	$345	$756
Unrealized net loss including reversals of previously recorded amounts related to positions settled	—	(258)	(433)	(739)
Total	$—	$18	$(88)	$17

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

The interest rate swaps have resulted in realized and unrealized net gains (losses), reported in interest expense and related charges, as presented in the table below. Realized net loss presented below for the nine months ended September 30, 2014 represents amounts settled in cash and therefore does not include $1.225 billion of realized net losses that are included in the net liability arising from the terminations and $127 million in realized losses on matured positions that have not been settled as discussed immediately below. (Corresponding amounts are excluded from unrealized net gain.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized net loss	$—	$(160)	$(66)	$(466)
Unrealized net gain including reversals related to realized net loss amounts	—	413	65	899
Total	$—	$253	$(1)	$433

Net First-Lien Liability for Terminated Natural Gas Hedging Positions and Interest Rate Swaps — Entities with a first-lien security interest included counterparties to both our natural gas hedging positions and interest rate swaps, which had entered into master agreements that provided for netting and setoff of amounts related to these positions, as well as counterparties to only our interest rate swaps. The net liability recorded upon termination of the interest rate swaps and natural gas hedges totaled $1.108 billion, which represents the $1.225 billion realized loss related to the terminated interest rate swaps net of the $117 million realized gain related to the terminated natural gas hedging positions. In addition, net accounts payable amounts related to matured interest rate swaps, which totaled $127 million at September 30, 2014, are secured by the first-lien interest. The total net liability of $1.235 billion is subject to the terms of settlement of TCEH's first-lien claims ultimately approved by the Bankruptcy Court, and is reported in the condensed consolidated balance sheets as a liability subject to compromise. Further, as noted in Note 8 to Financial Statements, the net liability is subject to adequate protection payments during the pendency of the Chapter 11 Cases.

Overall Hedged Generation Position — Taking together forward wholesale and retail electricity sales with all hedging positions, at September 30, 2014 and December 31, 2013, we had effectively hedged an estimated 98% and 95%, respectively, of the price exposure, on a natural gas equivalent basis, related to our expected generation output for 2014 (assuming an 8.5 market heat rate). The majority of our hedges are financial natural gas positions and at December 31, 2013 included those long-term positions entered into in previous years and since terminated, as discussed above, as well as more recent short-term hedges.

Commodity Price Sensitivities — The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices, market heat rates and diesel fuel prices on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on our unhedged position and forward prices at September 30, 2014, which for natural gas reflects estimates of electricity generation less amounts under existing wholesale and retail sales contracts and amounts related to hedging positions. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2014	2015
$1.00/MMBtu change in natural gas price (a)(b)	$ ~1	$ ~270
0.1/MMBtu/MWh change in market heat rate (c)	$ —	$ ~20
$1.00/gallon change in diesel fuel price	$ ~3	$ ~35

___________

(a)	Balance of 2014 is from November 1, 2014 through December 31, 2014.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at September 30, 2014.

Natural Gas Fueled Generation Development — In October 2014, the TCEQ granted air permits to Luminant to build two natural gas combustion turbine generation units totaling 420 MW to 460 MW at its existing Lake Creek generation facility. In August 2014, Luminant filed an air permit application with the TCEQ to build a combined cycle natural gas generation unit totaling 730 MW to 810 MW at its existing DeCordova generation facility. In August 2013, the TCEQ granted air permits to Luminant to build two natural gas combustion turbine generation units totaling 420 MW to 460 MW at its existing DeCordova generation facility. The proposed combined cycle natural gas generation unit would be an alternative to the natural gas combustion turbine generation units at DeCordova. In February 2014, the TCEQ granted air permits to Luminant to build two natural gas combustion turbine generation units totaling 420 MW to 460 MW at its existing Tradinghouse generation facility. In January 2014, Luminant filed an air permit application with the TCEQ to build a combined cycle natural gas turbine generation unit totaling 730 MW to 810 MW at its existing Eagle Mountain generation facility. While we believe current market conditions do not provide adequate economic returns for the development or construction of these facilities, we believe additional generation resources will be needed to support future electricity demand growth and reliability in the ERCOT market.

Environmental Matters — See Note 9 to Financial Statements for a discussion of the CSAPR and other EPA actions as well as related litigation.

Greenhouse Gas Emissions — The EPA has proposed three rules to address greenhouse gas (GHG) emissions from new, modified and reconstructed, and existing electricity generation plants. In January 2014, the EPA proposed standards to regulate carbon dioxide (CO2) emissions from new electricity generation plants. Luminant filed comments on the proposed standards for new sources in May 2014. In June 2014, the EPA proposed two additional rules: 1) guidelines for states to develop standards that address CO2 emissions from existing electricity generation plants, and 2) proposed standards for modified and reconstructed electricity generation plants. The proposed guidelines for existing plants would establish state-specific emission rate goals to reduce nationwide CO2 emissions related to electricity generation by approximately 17% from 2012 emission levels by 2030. For Texas, the EPA would establish an interim emission rate goal for the electricity generation sector of 853 pounds CO2/MWh averaged between 2020-2029 and a final emission rate goal of 791 pounds CO2/MWh by 2030. The 2030 goal represents an approximate 40% reduction in the CO2 emission rate for Texas electricity generation using EPA's 2012 baseline and calculation methodology. The EPA developed this emission rate goal based on the application of a six percent efficiency improvement in converting fuel to electricity, an increase in the dispatch of natural gas combined cycle units, an increase in renewable electricity generation in the state and assumptions about improvement in demand side management of electricity use. In September 2014, the comment deadline on the proposed guidelines for existing electricity generation plants was extended 45 days to December 1, 2014. Luminant filed comments on the proposed guidelines for modified and reconstructed sources in October 2014. The EPA is expected to finalize the guidelines by June 2015. Under the proposed guidelines, states will be required to submit to the EPA their program plans by June 2016, but may request an extension if certain commitments are met. While we cannot predict the outcome of this rulemaking on our results of operations, liquidity or financial condition, the impacts could be material.

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

Mercury and Air Toxics Standard (MATS) — In December 2011, the EPA finalized the MATS rule, which regulates the emissions of mercury, nonmercury metals, hazardous organic compounds and acid gases. Any additional control equipment retrofits on our lignite/coal fueled generation units required to comply with the MATS rule as finalized would need to be installed within three to four years from the April 2012 effective date of the rule. In April 2012, we filed a petition for review of the MATS rule in the D.C. Circuit Court. Certain states and industry participants also filed petitions for review in the D.C. Circuit Court and the D.C. Circuit Court heard oral arguments in December 2013. In April 2014, the D.C. Circuit Court issued its ruling upholding the MATS rule and dismissing all challenges. In July 2014, certain parties, including the Utility Air Regulatory Group and the National Mining Association, filed petitions for certiorari with the US Supreme Court. We cannot predict whether the US Supreme Court will accept review of the case. In November 2012, the EPA proposed revised standards for new coal fired generation units and other minor changes to the MATS rule, including changes to the work practice standards affecting all units. In March 2013, the EPA finalized the revised standards for new coal fired units and certain other minor changes but did not address the work practice standards. In June 2013, the EPA solicited comments on certain proposed changes to these work practice standards. We cannot predict the outcome of this rulemaking or the EPA's timing to issue the final work practice standards. In 2013, the TCEQ approved one-year MATS compliance extensions for our Big Brown and Sandow 4 generation plants. Further, in September 2014, we filed an application with the TCEQ for a one-year MATS compliance extension for our Monticello generation plant.

Regional Haze — SO2 and NOX reductions required under the EPA's Regional Haze (Visibility) Program rule addressing best available retrofit technology (BART) apply to electricity generation units built between 1962 and 1977. The reductions are required either on a unit-by-unit basis or by state participation in an EPA-approved regional trading program such as the CAIR or the CSAPR. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze (Regional Haze SIP) to the EPA, which we believe would not have a material impact on our generation facilities. In December 2011, the EPA proposed a limited disapproval of the Regional Haze SIP due to its reliance on the CAIR and a Federal Implementation Plan (FIP) for Texas providing that the inclusion in the CSAPR programs meets the BART program's regional haze requirements for SO2 and NOX reductions. In June 2012, the EPA finalized the limited disapproval of the Regional Haze SIP to the extent it relies on CAIR, but did not finalize a FIP for Texas, stating that it needed more time to review the Regional Haze SIP. In August 2012, we filed a petition for review in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) challenging the EPA's limited disapproval of the Regional Haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, we filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of FIP regarding the regional haze BART program. The Fifth Circuit Court case has since been transferred to the D.C. Circuit Court and consolidated with other pending BART program regional haze appeals. The consolidated cases now in the D.C. Circuit Court are currently stayed. Following the US Supreme Court's ruling in the CSAPR described in Note 9 to Financial Statements, the case remains stayed and the D.C. Circuit Court ordered the parties to file motions to govern further proceedings by October 15, 2014. In October 2014, the court granted the EPA's motion to continue to stay the case and directed that parties file motions to govern further proceedings by December 23, 2014.

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

Clean Water Act— In May 2014, the EPA adopted Clean Water Act Section 316(b) regulations pertaining to existing water intake structures at large generation facilities. Although the rule does not mandate a certain control technology, it does require site-specific assessments of technology feasibility on a case-by-case basis at the state level. Compliance with this rule requires assessments and reports six months following implementation of the rule, but allows up to eight full years following promulgation for full compliance. Compliance with the rule is not anticipated to have a material effect on our results of operations, liquidity or financial condition.

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

RESULTS OF OPERATIONS
Sales Volume and Customer Count Data

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	7,087	7,657	(7.4)%	17,331	17,737	(2.3)%
Small business (a)	1,821	1,635	11.4%	4,482	4,156	7.8%
Large business and other customers	2,991	2,679	11.6%	7,912	7,478	5.8%
Total retail electricity	11,899	11,971	(0.6)%	29,725	29,371	1.2%
Wholesale electricity sales volumes (b)	10,273	11,029	(6.9)%	27,276	28,566	(4.5)%
Total sales volumes	22,172	23,000	(3.6)%	57,001	57,937	(1.6)%

Average volume (kilowatt-hours) per residential customer (c)	4,703	5,010	(6.1)%	11,483	11,500	(0.1)%

Weather (North Texas average) – percent of normal (d):
Cooling degree days	99.7%	106.5%	(6.4)%	99.4%	103.5%	(4.0)%
Heating degree days	—%	—%	—%	122.0%	104.1%	17.2%

Customer counts:
Retail electricity customers (end of period, in thousands) (e):
Residential				1,502	1,524	(1.4)%
Small business (a)				177	176	0.6%
Large business and other customers				20	17	17.6%
Total retail electricity customers				1,699	1,717	(1.0)%
____________

(a)	Customers with demand of less than 1 MW annually.

(b)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(c)	Calculated using average number of customers for the period.

(d)
Weather data is obtained from Weatherbank, Inc., an independent company that collects and archives weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce). Normal is defined as the average over the 10-year period from 2000 to 2010.

(e)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Revenue and Commodity Hedging and Trading Activities

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
Operating revenues:
Retail electricity revenues:
Residential	$960	$998	(3.8)%	$2,333	$2,310	1.0%
Small business (a)	205	197	4.1%	534	523	2.1%
Large business and other customers	204	181	12.7%	552	517	6.8%
Total retail electricity revenues	1,369	1,376	(0.5)%	3,419	3,350	2.1%
Wholesale electricity revenues (b)(c)	366	449	(18.5)%	1,086	1,019	6.6%
Amortization of intangibles (d)	6	4	50.0%	18	15	20.0%
Other operating revenues	66	64	3.1%	208	188	10.6%
Total operating revenues	$1,807	$1,893	(4.5)%	$4,731	$4,572	3.5%

Net gain (loss) from commodity hedging and trading activities:
Realized net gains	$29	$228		$390	$739
Unrealized net gains (losses)	46	(170)		(508)	(710)
Total	$75	$58		$(118)	$29
____________

(a)	Customers with demand of less than 1 MW annually.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reported in revenues	$(1)	$—	$(1)	$(1)
Reported in fuel and purchased power costs	—	7	5	18
Net gain (loss)	$(1)	$7	$4	$17

(c)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(d)	Represents amortization of the intangible net asset value of retail and wholesale power sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$41	$45	(8.9)%	$120	$128	(6.3)%
Fuel for lignite/coal facilities	278	273	1.8%	663	674	(1.6)%
Total nuclear and lignite/coal facilities	319	318	0.3%	783	802	(2.4)%
Fuel for natural gas facilities and purchased power costs (a)	90	94	(4.3)%	249	219	13.7%
Amortization of intangibles (b)	11	9	22.2%	32	29	10.3%
Other costs	50	48	4.2%	175	146	19.9%
Fuel and purchased power costs	470	469	0.2%	1,239	1,196	3.6%
Delivery fees	398	383	3.9%	1,017	979	3.9%
Total	$868	$852	1.9%	$2,256	$2,175	3.7%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$7.68	$8.50	(9.6)%	$8.03	$8.47	(5.2)%
Lignite/coal facilities (c)	$20.44	$19.25	6.2%	$20.52	$19.98	2.7%
Natural gas facilities and purchased power (d)	$51.34	$46.61	10.1%	$50.43	$46.74	7.9%

Delivery fees per MWh	$33.30	$31.88	4.5%	$34.11	$33.19	2.8%

Production and purchased power volumes (GWh):
Nuclear facilities	5,322	5,273	0.9%	14,893	15,170	(1.8)%
Lignite/coal facilities (e)	15,806	16,474	(4.1)%	39,060	40,004	(2.4)%
Total nuclear and lignite/coal facilities	21,128	21,747	(2.8)%	53,953	55,174	(2.2)%
Natural gas facilities	390	525	(25.7)%	725	767	(5.5)%
Purchased power (f)	654	728	(10.2)%	2,323	1,996	16.4%
Total energy supply volumes	22,172	23,000	(3.6)%	57,001	57,937	(1.6)%

Capacity factors:
Nuclear facilities	104.8%	103.8%	1.0%	98.8%	100.7%	(1.9)%
Lignite/coal facilities (e)	89.3%	93.1%	(4.1)%	74.4%	76.2%	(2.4)%
Total	92.7%	95.5%	(2.9)%	79.8%	81.6%	(2.2)%
____________

(a)	See note (b) to the "Revenue and Commodity Hedging and Trading Activities" table on previous page.

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

(e)
Includes the estimated effects of production backdown (including seasonal operations) of lignite/coal fueled units totaling 1,330 GWh and 860 GWh for the three months ended September 30, 2014 and 2013, respectively, and 9,610 GWh and 7,790 GWh for the nine months ended September 30, 2014 and 2013, respectively.

(f)	Includes amounts related to line loss and power imbalances.

Financial Results — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating revenues decreased $86 million, or 5%, to $1.807 billion in 2014.

Retail electricity revenues decreased $7 million, or 1%, to $1.369 billion in 2014 reflecting an $8 million decline due to lower sales volumes partially offset by $1 million due to higher average prices. Sales volumes fell 1% reflecting a decline in residential volumes largely offset by an increase in business market volumes. Residential volumes decreased 7% reflecting milder weather and a 1% decline in customer counts. Business markets volumes increased 12% reflecting changes in customer mix and higher customer counts. Overall average retail pricing was flat to last year.

Wholesale electricity revenues decreased $83 million, or 18%, to $366 million in 2014. Sales volumes decreased 7% reflecting lower generation volumes and slightly lower peak prices, which reflected milder summer weather in 2014.

A 4% decrease in lignite/coal fueled generation volumes reflected increased economic-driven production backdown. Nuclear fueled generation volumes increased 1%.

Fuel, purchased power costs and delivery fees increased $16 million, or 2%, to $868 million in 2014 primarily driven by $15 million in higher delivery fees, driven by higher delivery rates.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $75 million and $58 million in net gains for the three months ended September 30, 2014 and 2013, respectively, and includes the natural gas hedging positions discussed above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program and Termination of Positions," as well as other hedging positions.

	Three Months Ended September 30, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains	Total
Hedging positions	$31	$42	$73
Trading positions	(2)	4	2
Total	$29	$46	$75

	Three Months Ended September 30, 2013
	Net Realized Gains	Net Unrealized Losses	Total
Hedging positions	$203	$(146)	$57
Trading positions	25	(24)	1
Total	$228	$(170)	$58

Net realized gains on hedging and trading positions decreased by $199 million reflecting the termination of positions in the natural gas hedging program that produced gains in the prior year.

The favorable change in net unrealized gains/(losses) on hedging and trading positions of $216 million also reflected the termination of positions in the natural gas hedging program. As realized gains were recognized last year, unrealized losses were recognized for the reversal of previously recognized unrealized gains.

Operating costs increased $15 million, or 8%, to $204 million in 2014. The increase was driven by $12 million in higher nuclear generation facility expenses, primarily due to costs associated with the fall nuclear refueling outage. There was no nuclear refueling outage in fall 2013.

Depreciation and amortization expenses decreased $4 million, or 1%, to $327 million reflecting useful lives of certain lignite/coal generation equipment being longer than originally estimated.

SG&A expenses decreased $30 million, or 17%, to $145 million in 2014 reflecting $14 million in lower legal and other professional services costs associated with our debt restructuring activities prior to the Petition Date, $10 million in lower allocated Sponsor Group management fees and $5 million in lower other professional services costs. Legal and other professional services costs associated with the Chapter 11 Cases since the Petition Date are now being reported in reorganization items as discussed below.

Other deductions totaled $14 million in 2014 and $8 million in 2013. Other deductions in 2014 include $9 million related to the write-off of deferred costs related to mining projects. Other deductions in 2013 included $3 million of asset impairments.

Interest expense and related charges decreased $15 million, or 4%, to $325 million in 2014. The decrease reflected:

•
$685 million in lower interest expense on pre-petition debt due to the discontinuance of interest upon the Bankruptcy Filing and the termination of the interest rate swap agreements shortly after the Bankruptcy Filing, and

•	$63 million in lower amortization of pre-petition debt issuances, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise,

partially offset by

•	$413 million in lower mark-to-market net gains on interest rate swaps due to the termination of the agreements;

•	$308 million in expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of secured creditors; and

•	$16 million in interest expense on debtor-in-possession financing.

Reorganization items totaled $45 million and included $30 million in legal advisory and representation services fees and $20 million in other professional consulting and advisory services fees. See Note 6 to Financial Statements for additional discussion.

Income tax benefit totaled $21 million on pretax losses in 2014 and $17 million on pretax income in 2013. Excluding the $15 million income tax benefit recorded in the third quarter 2014 related to an adjustment of reserves for uncertain tax positions for the 2007 tax year (see Note 14 to Financial Statements), and a $38 million income tax benefit recorded in 2013 related to resolution of IRS audit matters, the effective tax rate was 10.2% and 52.5% in 2014 and 2013, respectively. The decrease in the effective tax rate was driven primarily by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases, higher state expense and nondeductible interest on debt, partially offset by a higher depletion deduction in 2014.

After-tax net loss totaled $38 million in 2014 compared to after-tax net income totaling $57 million in 2013. The change reflected lower wholesale electricity revenues, the 2013 income tax benefit on resolution of audit matters and higher delivery fees, partially offset by lower interest expense.

Financial Results — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating revenues increased $159 million, or 3%, to $4.731 billion in 2014.

Retail electricity revenues increased $69 million, or 2%, to $3.419 billion in 2014 reflecting a $40 million increase in sales volumes and $29 million in higher average prices. Sales volumes increased 1%. Overall average retail pricing increased 1% reflecting higher residential pricing due to the impact of higher wholesale electricity prices and delivery fees on retail pricing.

Wholesale electricity revenues increased $67 million, or 7%, to $1.086 billion in 2014 reflecting a $112 million increase due to higher average prices, partially offset by a $46 million decrease due to lower sales volumes. Higher average prices reflected an increase in natural gas prices. Wholesale sales volumes decreased 5% reflecting lower generation volumes.

A 2% decrease in lignite/coal fueled generation volumes reflected increased economic-driven production backdown, primarily in the second quarter 2014 due to rail congestion that reduced deliveries of purchased coal, substantially offset by a decrease in the first quarter 2014 due to higher wholesale prices. A 2% decrease in nuclear fueled generation volumes reflected an increase in planned and unplanned outage days in 2014.

Fuel, purchased power costs and delivery fees increased $81 million, or 4%, to $2.256 billion in 2014. Delivery fees increased $38 million primarily reflecting higher delivery rates. Fuel for natural gas facilities and purchased power costs increased $30 million reflecting the effect of colder weather on natural gas prices and purchased power costs in the first quarter 2014. ERCOT ancillary fees were $26 million higher in 2014. Nuclear fuel costs decreased $8 million due to the discontinuance of billing for spent fuel handling costs by the Department of Energy in May 2014.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $118 million in net losses and $29 million in net gains for the nine months ended September 30, 2014 and 2013, respectively, and includes the natural gas hedging positions discussed above under "Significant Activities and Events and Items Influencing Future Performance – Natural Gas Hedging Program and Termination of Positions," as well as other hedging positions.

	Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$399	$(518)	$(119)
Trading positions	(9)	10	1
Total	$390	$(508)	$(118)

	Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Net Unrealized Losses	Total
Hedging positions	$751	$(709)	$42
Trading positions	(12)	(1)	(13)
Total	$739	$(710)	$29

Net realized gains on hedging and trading positions decreased by $349 million reflecting lower hedging gains from the natural gas hedging program in 2014.

The favorable change in net unrealized losses on hedging and trading positions of $202 million also reflected the lower gains in the natural gas hedging program. As realized gains were recognized, unrealized losses were recognized for the reversal of previously recognized unrealized gains.

Operating costs decreased $25 million, or 4%, to $660 million in 2014. The decrease was driven by $32 million in lower maintenance and other costs at lignite/coal fueled generation units due to fewer planned and unplanned outage days in 2014, partially offset by $14 million in higher nuclear generation facility expenses, primarily due to scope and timing of refueling outages.

Depreciation and amortization expenses decreased $29 million, or 3%, to $983 million reflecting useful lives of certain lignite/coal generation equipment being longer than originally estimated.

SG&A expenses decreased $29 million, or 6%, to $473 million in 2014 reflecting $20 million in lower legal and other professional services costs associated with our debt restructuring activities prior to the Petition Date, $20 million in lower allocated Sponsor Group management fees and $8 million in lower other professional services costs, partially offset by $13 million in higher employee compensation and benefit costs. Legal and other professional services costs associated with the Chapter 11 Cases since the Petition Date are reported in reorganization items as discussed below.

Other deductions totaled $38 million in 2014 and $12 million in 2013. Other deductions in 2014 include $30 million related to write-off of deferred costs related to mining projects. Other deductions in 2013 included $3 million of asset impairments.

Interest expense and related charges increased $96 million, or 7%, to $1.434 billion in 2014. The increase reflected:

•	$834 million in lower mark-to-market net gains on interest rate swaps reflecting termination of the agreements;

•	$519 million in expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of secured creditors; and

•	$22 million in interest expense on debtor-in-possession financing,

partially offset by

•
$1.159 billion in lower interest expense on pre-petition debt due to the discontinuation of interest upon the Bankruptcy Filing and the termination of the interest rate swap agreements shortly after the Bankruptcy Filing, and

•	$109 million in lower amortization of pre-petition debt costs and discounts due to reclassification of such amounts to liabilities subject to compromise.

Reorganization items totaled $468 million for the period and included a $277 million charge related to adjustment of a liability arising from termination of interest rate swap agreements and natural gas hedging positions (see Note 12 to Financial Statements), $87 million in fees associated with completion of the TCEH DIP Facility (see Note 5 to Financial Statements), $52 million in professional consulting and advisory services fees and $51 million in legal advisory and representation services fees. See Note 6 to Financial Statements for additional discussion.

Income tax benefit totaled $574 million and $476 million in 2014 and 2013, respectively. Excluding the $15 million income tax benefit recorded in the nine months ended September 30, 2014 related to an adjustment of reserves for uncertain tax positions for the 2007 tax year, and an $80 million income tax benefit recorded in the nine months ended September 30, 2013 related to resolution of IRS audit matters, the effective tax rate was 32.1% and 34.1% in 2014 and 2013, respectively. The decrease in the effective tax rate was driven primarily by higher nondeductible legal and other professional services costs related to the Chapter 11 Cases.

Net loss increased $482 million to $1.168 billion in 2014. The increase primarily reflected reorganization items, lower results from commodity hedging and trading activities, the income tax benefit recorded in 2013 related to resolution of IRS audit matters and increased interest expense, partially offset by the effect of higher electricity prices on wholesale revenues.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the nine months ended September 30, 2014 and 2013. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $504 million and $695 million in unrealized net losses in 2014 and 2013, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio. The reduction in the net asset value of the portfolio primarily reflects the termination of positions in the natural gas hedging program as a result of the Bankruptcy Filing. The portfolio consists primarily of economic hedges but also includes proprietary trading positions.

	Nine Months Ended September 30,
	2014	2013
Commodity contract net asset at beginning of period	$525	$1,664
Settlements/termination of positions (a)	(390)	(749)
Changes in fair value of positions in the portfolio (b)	(114)	54
Other activity (c)	4	(47)
Commodity contract net asset at end of period	$25	$922
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

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at September 30, 2014, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at September 30, 2014
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$(16)	$(1)	$(17)
Prices provided by other external sources	12	1	13
Prices based on models	24	5	29
Total	$20	$5	$25

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

FINANCIAL CONDITION

Cash Flows — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013 — Cash provided by operating activities totaled $383 million in 2014 compared to cash used in operating activities of $121 million in 2013. The change of $504 million was driven by lower cash interest payments due to the discontinuation of interest paid on pre-petition debt, partially offset by lower cash received from commodity hedging and trading activities, reflecting lower gains on the natural gas hedging program, and an increase in cash used for margin deposits.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows exceeded the amount reported in the condensed statements of consolidated income (loss) by $125 million and $130 million for the nine months ended September 30, 2014 and 2013, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the condensed statements of consolidated income (loss) consistent with industry practice, and amortization of intangible assets arising from purchase accounting that is reported in various other condensed statements of consolidated income (loss) line items including operating revenues and fuel and purchased power costs and delivery fees.

Cash provided by financing activities totaled $1.115 billion in 2014 compared to cash used in financing activities of $7 million in 2013. Activity in 2014 reflected $1.425 billion in borrowings from the TCEH DIP Facility, partially offset by $204 million in payments for pollution control revenue bonds tendered and $87 million in payment of fees associated with completion of the TCEH DIP Facility.

See Note 5 to Financial Statements for further detail of the TCEH DIP Facility.

Cash used in investing activities totaled $166 million in 2014 compared to cash provided by investing activities of $215 million in 2013. The change of $381 million reflected $680 million in cash provided in 2013 from EFH Corp.’s repayment of the TCEH Demand Notes (see Note 13 to Financial Statements). This was partially offset by a net $194 million source of cash from restricted cash activity in 2014 reflecting a $378 million source of cash from an escrow account when certain letters of credit were drawn (see Note 7 to Financial Statements), partially offset by a $184 million use of restricted cash supporting new letters of credit issued under the TCEH DIP Facility. Other favorable changes in investing activity in 2014 included a reduction in capital expenditures (including nuclear fuel purchases) of $82 million, to $330 million, due to timing of both capital projects and payments, and the effect of $40 million in cash used in 2013 to acquire the owner participant interest in a trust established to lease six natural gas-fired combustion turbines to TCEH.

Debt Activity — Debt activities during the nine months ended September 30, 2014 are as follows (all amounts presented are principal, and settlements include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses):

	Borrowings	Settlements
TCEH (a)	$1,425	$(222)
EFCH	—	(4)
Total	1,425	$(226)
____________

(a)	Settlements include $204 million of pollution control revenue bonds tendered, $11 million of payments of principal at scheduled maturity dates and $7 million of payments of capital lease liabilities.

See Notes 5 and 7 to Financial Statements for further detail of the TCEH DIP Facility and pre-petition debt.

Available Liquidity — The following table summarizes changes in available liquidity for the nine months ended September 30, 2014:

	Available Liquidity
	September 30, 2014	December 31, 2013	Change
Cash and cash equivalents (a)	$2,078	$746	$1,332
TCEH DIP Revolving Credit Facility	1,950	—	1,950
TCEH pre-petition Letter of Credit Facility	—	195	(195)
Total liquidity	$4,028	$941	$3,087
___________

(a)
Cash and cash equivalents at September 30, 2014 and December 31, 2013 exclude $751 million and $945 million, respectively, of restricted cash held for letter of credit support. The September 30, 2014 restricted cash balance includes $567 million under the TCEH pre-petition Letter of Credit Facility and $184 million under the TCEH DIP Facility.

The increase in available liquidity of $3.087 billion in the nine months ended September 30, 2014 was driven by cash borrowings and available capacity under the $3.375 billion TCEH DIP Facility, net of fees of $87 million (see Notes 5 and 6 to Financial Statements), and $383 million in cash provided by operating activities, partially offset by $330 million in capital expenditures, including nuclear fuel purchases. See discussion of cash flows above.

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

Liquidity Needs, Including Capital Expenditures — In our 2013 Form 10-K, we projected annual capital expenditures in 2014 to total approximately $650 million. We currently project annual capital expenditures for 2014 to total approximately $475 million. The decrease reflects cancelled or deferred mining and generation projects, pre-petition payments delayed due to the Bankruptcy Filing and lower nuclear fuel costs.

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

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variation margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At September 30, 2014, all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties, which would reduce liquidity in the event the cash was not restricted.

At September 30, 2014, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$64 million in cash has been posted with counterparties as compared to $93 million posted at December 31, 2013;

•
$3 million in cash has been received from counterparties as compared to $302 million received at December 31, 2013. This decrease was driven by termination of positions in the natural gas hedging program as discussed in Note 12 to Financial Statements;

•	$334 million in letters of credit have been posted with counterparties, as compared to $317 million posted at December 31, 2013, and

•	$30 million in letters of credit have been received from counterparties, as compared to $3 million received at December 31, 2013.

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

Income Tax Payments — In the next twelve months, income tax payments related to the Texas margin tax are expected to total approximately $29 million, and no payments or refunds of federal income taxes are expected. There were no federal income tax payments made for the nine months ended September 30, 2014. Federal income tax payments totaled $84 million for the nine months ended September 30, 2013. Texas margin tax payments totaled $33 million and $49 million for the nine months ended September 30, 2014 and 2013, respectively. In April 2014, EFH Corp. paid the IRS for interest in the amount of $3 million, thus settling all contested issues related to the 1997 through 2002 open tax years.

Financial Covenants — The Bankruptcy Filing constituted an event of default and automatic acceleration under the agreements governing the pre-petition debt of EFH Corp. and its subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities. The creditors are, however, stayed from taking any action against the Debtors as a result of such defaults and accelerations under the Bankruptcy Code.

The agreement governing the TCEH DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00, beginning with the test period ending June 30, 2014. The ratio was 0.99 to 1.00 at September 30, 2014 and TCEH is in compliance with this covenant. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the TCEH DIP Facility less unrestricted cash. TCEH's Consolidated EBITDA (as used in the covenant contained in the agreement governing the TCEH DIP Facility) for the nine and twelve months ended September 30, 2014 totaled $1.577 billion and $1.877 billion, respectively. See Exhibit 99(b) for a reconciliation of TCEH's net income (loss) to Consolidated EBITDA.

See Note 5 to Financial Statements for discussion of other covenants related to the TCEH DIP Facility.

Collateral Support Obligations — The RCT has rules in place to assure that parties can meet their mining land reclamation obligations, including through self-bonding when appropriate. In June 2014, the RCT agreed to accept a collateral bond from TCEH of up to $1.1 billion as a substitute for its self-bond. The collateral bond is a $1.1 billion carve out from the super-priority liens under the TCEH DIP Facility that will enable the RCT to be paid before the TCEH DIP Facility lenders in the event of a liquidation of TCEH's assets. Collateral support relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts. Our most recent estimate of future costs to complete reclamation of land that we have mined as well as land we are currently mining totals approximately $175 million on an undiscounted basis.

Certain transmission and distribution utilities in Texas are required to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At September 30, 2014, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $21 million, with $9 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at September 30, 2014, TCEH posted letters of credit in the amount of $62 million, which are subject to adjustments.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, in the form of cash and letters of credit, totaling $117 million at September 30, 2014 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Under the terms of a TCEH rail car lease, which has $37 million in remaining lease payments at September 30, 2014 and terminates in 2017, if TCEH fails to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

Under the terms of another TCEH rail car lease, which has $39 million in remaining lease payments at September 30, 2014 and terminates in 2029, if payment obligations of TCEH in excess of $200 million in the aggregate to third-party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

Guarantees — See Note 9 to Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 3 and 9 to Financial Statements regarding VIEs and guarantees, respectively.

COMMITMENTS AND CONTINGENCIES

See Note 9 to Financial Statements for discussion of commitments and contingencies.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

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

	September 30, 2014	December 31, 2013
Month-end average Trading VaR:	$2	$2
Month-end high Trading VaR:	$4	$4
Month-end low Trading VaR:	$1	$1

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income (principally hedges not accounted for as cash flow hedges and trading positions), based on a 95% confidence level and an assumed holding period of five to 60 days.

	September 30, 2014	December 31, 2013
Month-end average MtM VaR:	$54	$69
Month-end high MtM VaR:	$129	$97
Month-end low MtM VaR:	$24	$43

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

	September 30, 2014	December 31, 2013
Month-end average EaR:	$25	$36
Month-end high EaR:	$60	$71
Month-end low EaR:	$4	$23

The increase in the month end high MtM VaR risk measure during 2014 reflected increases in natural gas prices and higher market volatility.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $765 million at September 30, 2014. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at September 30, 2014 include $596 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $55 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables and amounts associated with derivative instruments related to hedging and trading activities. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At September 30, 2014, the exposure to credit risk from these counterparties totaled $169 million taking into account the netting provisions of the master agreements described above but before taking into account $30 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $139 million decreased $64 million in the nine months ended September 30, 2014.

Of this $139 million net exposure, essentially all is with investment grade customers and counterparties, as determined by our internal credit evaluation process which includes publicly available information including major rating agencies' published ratings as well as internal credit methodologies and credit scoring models. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties based on, but not limited to, the assigned credit rating, margining and collateral management.

The following table presents the distribution of credit exposure at September 30, 2014. This credit exposure largely represents wholesale trade accounts receivable and net asset positions related to commodity contracts and hedging and trading activities (a substantial majority of which mature in 2014) recognized as derivative assets in the condensed consolidated balance sheets, after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 12 to Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$126	$—	$126
Below investment grade	43	30	13
Totals	$169	$30	$139
Investment grade	74.6%		90.6%
Below investment grade	25.4%		9.4%

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

Significant (10% or greater) concentration of credit exposure exists with two counterparties, which represented 32% and 19% of the $139 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

The termination of natural gas hedging agreements by counterparties shortly after the Bankruptcy Filing (as discussed in Note 12 to Financial Statements) did not significantly affect the net credit risk exposure presented in the table above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, "Risk Factors" in our 2013 Form 10-K, Form 10-Q for the quarterly periods ended March 31, 2014 and June 30. 2014, the discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

There have been no material changes from the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2013 Form 10-K, as amended, and in Part II, "Item 1A. Risk Factors" in our quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2014 except for the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in our 2013 Form 10-K, as amended, and our quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2014. The risks described in such reports are not the only risks facing our company.

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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Income – Twelve Months Ended September 30, 2014.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated EBITDA reconciliation for the nine and twelve months ended September 30, 2014

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document

*     Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Energy Future Competitive Holdings Company LLC

By:	/s/ TERRY L. NUTT
Name:	Terry L. Nutt
Title:	Senior Vice President and Controller
(Principal Accounting Officer)

Date: November 4, 2014