Form 10-K
period 2015-12-31
Energy Future Competitive Holdings Co LLC
filed 2016-03-01
CIK 1445049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At February 29, 2016, the outstanding membership interest in Energy Future Competitive Holdings Company LLC was directly held by Energy Future Holdings Corp.
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

Consolidated EBITDA
Consolidated EBITDA means TCEH EBITDA adjusted to exclude noncash items, unusual items and other adjustments allowable under the agreement governing the DIP Facility. See the definition of EBITDA below. Consolidated EBITDA and EBITDA are not recognized terms under US GAAP and, thus, are non-GAAP financial measures. We are providing Consolidated EBITDA in this Form 10-K (see reconciliation in Exhibit 99(b)) solely because of the important role that Consolidated EBITDA plays in respect of covenants contained in the agreement governing the DIP Facility. We do not intend for Consolidated EBITDA (or EBITDA) to be an alternative to net income as a measure of operating performance or an alternative to cash flows from operating activities as a measure of liquidity or an alternative to any other measure of financial performance presented in accordance with US GAAP. Additionally, we do not intend for Consolidated EBITDA (or EBITDA) to be used as a measure of free cash flow available for management's discretionary use, as the measure excludes certain cash requirements such as adequate assurance payments, interest payments, tax payments and other debt service requirements. Because not all companies use identical calculations, our presentation of Consolidated EBITDA (and EBITDA) may not be comparable to similarly titled measures of other companies.

Confirmation Order	The Bankruptcy Court's December 2015 order confirming the Plan of Reorganization

CSAPR	the final Cross-State Air Pollution Rule issued by the EPA in July 2011

DIP Facility	Refers to TCEH's debtor-in-possession financing. See Note 11 to the Financial Statements.

Debtors	EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities

Disclosure Statement	Fifth Amended Disclosure Statement for the Debtors' Fifth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code approved by the Bankruptcy Court in September 2015

D.C. Circuit Court	US Court of Appeals for the District of Columbia Circuit

DOE	US Department of Energy

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Acquisition	The acquisition of reorganized EFH Corp. financed by existing TCEH creditors and third-party investors as proposed in the Plan of Reorganization

EFH Corp.	Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

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

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

OPEB	postretirement employee benefits other than pensions

Petition Date	April 29, 2014, the date the Debtors made the Bankruptcy Filing

Plan of Reorganization	Sixth Amended Joint Plan of Reorganization, as amended, Pursuant to Chapter 11 of the Bankruptcy Code confirmed by the Bankruptcy Court in December 2015, including the Plan Supplement

Plan Support Agreement	Third Amendment to the Amended and Restated Plan Support Agreement, entered into in December 2015, amending and restating the Plan Support Agreement approved by the Bankruptcy Court in September 2015

PUCT	Public Utility Commission of Texas

PURA	Texas Public Utility Regulatory Act

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

Settlement Agreement
Amended and Restated Settlement Agreement among the Debtors, the Sponsor Group, settling TCEH first lien creditors, settling TCEH second lien creditors, settling TCEH unsecured creditors and the official committee of unsecured creditors of TCEH (collectively, the Settling Parties), filed by the Debtors with the Bankruptcy Court in December 2015. See Note 2 to the Financial Statements.

Settlement Agreement Order	The Bankruptcy Court's December 2015 order approving the Settlement Agreement

SO2	sulfur dioxide

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

Texas Transmission
Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor and is not affiliated with EFH Corp., any of EFH Corp.'s subsidiaries or any member of the Sponsor Group

TRE
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

EFCH's Business

EFCH, a wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company. We conduct our operations almost entirely through our wholly owned subsidiary, TCEH. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management activities and retail electricity operations. Collectively with its operating subsidiaries, TCEH is the largest generator and retailer of electricity in Texas. Key management activities, including commodity risk management and electricity sourcing for our retail and wholesale customers, are performed on an integrated basis; consequently, there are no reportable business segments.

EFCH's principal asset is its investment in TCEH. EFCH is a guarantor of a significant portion of TCEH's debt and $60 million principal amount of EFH Corp.'s debt.

TCEH owns 13,772 MW of electricity generation capacity in Texas, which consists of lignite/coal, nuclear and natural gas fueled generation facilities and accounts for approximately 16% of the generation capacity in ERCOT. TCEH provides competitive electricity and related services to approximately 1.7 million retail electricity customers in Texas.

At December 31, 2015, we had approximately 4,890 full-time employees, including approximately 1,840 employees under collective bargaining agreements.

Chapter 11 Cases

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (the Chapter 11 Cases), the Debtors have operated, and continue to operate, their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. We intend to conduct our business operations in the normal course and maintain our focus on achieving excellence in customer service and meeting the needs of electricity consumers in Texas. In December 2015, the Bankruptcy Court entered the Confirmation Order approving the Debtors' Plan of Reorganization. The effectiveness of the Plan of Reorganization and our emergence from the Chapter 11 Cases is subject to several events and conditions that are not within our control. As a result, we cannot predict whether the Plan of Reorganization will become effective and/or when we will ultimately emerge from the Chapter 11 Cases.

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

Installed generation capacity in the ERCOT market for the year 2015 totaled approximately 87,400 MW, including approximately 750 MW of mothballed (idled) capacity and approximately 16,900 MW of wind and other resources that may not be available coincident with system need. Texas has more installed wind generation capacity than any other state in the US. In 2015, ERCOT's hourly demand peaked at 69,877 MW as compared to peak hourly demand of 66,454 MW in 2014. Of ERCOT's total installed capacity, approximately 53% is natural gas fueled generation, approximately 22% is lignite/coal fueled generation, approximately 6% is nuclear fueled generation and approximately 19% is generated by wind and other renewable resources.

The ERCOT market has limited interconnections to other markets in the US and Mexico, which currently limits potential imports into, and exports out of, the ERCOT market to 1,120 MW of generation capacity (or approximately 2% of peak demand). In addition, wholesale transactions within the ERCOT market are generally not subject to regulation by the FERC.

Natural gas fueled generation is the predominant electricity capacity resource (approximately 53%) in the ERCOT market and accounted for approximately 48% of the electricity produced in the ERCOT market in 2015. Because of the significant amount of natural gas fueled capacity and the ability of such facilities to more readily increase or decrease production when compared to nuclear and lignite/coal fueled generation, marginal demand for electricity in ERCOT is usually met by natural gas fueled facilities. As a result, wholesale electricity prices in ERCOT have generally moved with natural gas prices.

EFCH's Business Focus

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

Business Organization

Key TCEH activities, including risk management related to commodity price and availability, as well as electricity sourcing for our retail and wholesale customers, are performed on an integrated basis. This integration strategy, the execution of which is discussed below in describing the activities of our wholesale operations, is a key consideration in our operating segment determination. Our ability to balance the electricity demand requirements of our retail and wholesale customers along with the supply from our generation sources is a critical activity that has significant impacts on our profitability. For purposes of market identity and operational accountability, our operations are grouped and identified as Luminant, which is engaged in electricity generation and wholesale market activities, and TXU Energy, which is engaged in retail electricity activities. These activities are conducted through separate legal entities.

Luminant — Luminant's existing fleet consists of 36 electricity generation units in Texas, all of which are owned, with total installed nameplate generating capacity as shown in the table below:

Fuel Type	Installed Nameplate Capacity (MW)	Number of Plant Sites	Number of Units
Nuclear	2,300	1	2
Lignite/coal	8,017	5	12
Natural gas (a)	3,455	7	22
Total	13,772	13	36
___________

(a)	See La Frontera CCGTs below for discussion of an agreement to purchase 2,988 MW of natural gas fueled generation capacity not included above.

Our generation units are located primarily on owned land. Nuclear and lignite/coal fueled units are generally scheduled to run at capacity except for periods of scheduled maintenance activities; however, we reduce production from certain lignite/coal fueled generation units, referred to as economic backdown, during periods when wholesale electricity prices are less than the unit's variable production costs. In addition, we have implemented seasonal suspensions of operations of certain lignite/coal fueled generation units because of the low wholesale electricity price environment. The natural gas fueled generation units supplement the nuclear and lignite/coal fueled generation capacity in meeting consumption in peak demand periods as production from certain of these units, particularly combustion-turbine units, can be more readily ramped up or down as demand warrants.

Nuclear Generation Operations — Luminant operates two nuclear generation units at the Comanche Peak plant site, each of which is designed for a capacity of 1,150 MW. Comanche Peak Unit 1 and Unit 2 went into commercial operation in 1990 and 1993, respectively, and are generally operated at full capacity. Refueling (nuclear fuel assembly replacement) outages for each unit are scheduled to occur every eighteen months during the spring or fall off-peak demand periods. Every three years, the refueling cycle results in the refueling of both units during the same year, the latest of which occurred in 2014. While one unit is undergoing a refueling outage, the remaining unit is intended to operate at full capacity. During a refueling outage, other maintenance, modification and testing activities are completed that cannot be accomplished when the unit is in operation. Over the last three years the refueling outage period per unit has ranged from 22 to 54 days. The Comanche Peak facility operated at a capacity factor of 99%, 92.5% and 101.7% in 2015, 2014 and 2013, respectively.

Luminant has contracts in place for the majority of its nuclear fuel requirements for 2016. Luminant has contracts in place for substantially all of its nuclear fuel fabrication and enrichment services through 2018. As part of the Chapter 11 Cases, Luminant has terminated or renegotiated certain nuclear fuel contracts to provide for better economic or operational terms and conditions. Luminant does not anticipate any significant difficulties in acquiring uranium and contracting for associated conversion, enrichment and fabrication services in the foreseeable future.

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

Luminant expects decommissioning activities would be scheduled to begin in 2050 for Comanche Peak Unit 1 and 2053 for Unit 2 and common facilities. Decommissioning costs will be paid from a decommissioning trust that, pursuant to Texas law, is intended to be fully funded from Oncor's customers through an ongoing delivery surcharge. (See Note 19 to the Financial Statements for discussion of the decommissioning trust fund.) Under applicable law, the Chapter 11 Cases are not expected to have any effect on the collection of such surcharge or the ongoing viability of the decommissioning trust.

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

As a result of MHI's withdrawal, Luminant suspended all reviews by the NRC associated with the combined operating license application. MHI expressed to the NRC its continuing commitment to obtaining an NRC design certification for its technology. See Note 8 to the Financial Statements for discussion of impairment of the joint venture's assets in 2013.

Lignite/Coal Fueled Generation Operations — Luminant's lignite/coal fueled generation fleet capacity totals 8,017 MW and consists of the Big Brown (2 units), Monticello (3 units), Martin Lake (3 units), Oak Grove (2 units) and Sandow (2 units) plant sites. Maintenance outages at these units are scheduled during the spring or fall off-peak demand periods. Over the last three years, the total annual scheduled and unscheduled outages per unit averaged 33 days in duration. Luminant's lignite/coal fueled generation fleet operated at a capacity factor of 59.5% in 2015, 69.6% in 2014 and 74.1% in 2013. This performance reflects increased economic backdown of the units and the seasonal suspension of certain units due to the persistent low wholesale power price environment in ERCOT.

Luminant meets all of its fuel requirements at its Oak Grove and Sandow generation facilities with lignite that it mines. Luminant meets its fuel requirements for its Big Brown, Monticello and Martin Lake generation units by blending lignite it mines with coal purchased from multiple suppliers under contracts of various lengths and transported from the Powder River Basin to Luminant's generation plants by railcar. In 2015, approximately 48% of the fuel used at the Big Brown, Monticello and Martin Lake generation facilities and 69% of the fuel used at all of Luminant's lignite/coal fueled generation facilities was supplied from surface minable lignite reserves dedicated to our generation plants, which are located adjacent to the reserves.

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

La Frontera CCGTs — In November 2015, Luminant entered into a purchase and sale agreement with La Frontera Ventures, LLC, a subsidiary of NextEra Energy, Inc., to purchase all of the membership interests in La Frontera Holdings, LLC, the indirect owner of two combined cycle gas turbine (CCGT) natural gas fueled generation facilities totaling 2,988 MW of capacity located in ERCOT. The closing of this transaction is subject to several customary closing conditions. For additional discussion, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Activities and Events and Items Influencing Future Performance – La Frontera CCGTs.

Natural Gas Fueled Generation Development — In recent years, the TCEQ granted air permits to Luminant to build natural gas fueled generation units at certain of our existing plant sites. We believe current market conditions do not provide adequate economic returns for the development or construction of these facilities; however, we believe additional generation resources will be needed in the future to support electricity demand growth and reliability in the ERCOT market. The following table summarizes the potential facilities that form the basis of such air permits.

Plant Site	Type of Generation Technology	Number of Units	Total Capacity	Status of Air and Greenhouse Gas Permits Filed with TCEQ
DeCordova	Combustion Turbine	2	420 MW to 460 MW	Granted
DeCordova (a)	Combined Cycle	1	730 MW to 810 MW	Pending
Eagle Mountain	Combined Cycle	1	730 MW to 810 MW	Pending
Lake Creek	Combustion Turbine	2	420 MW to 460 MW	Granted
Permian Basin	Combustion Turbine	2	420 MW to 460 MW	Granted
Tradinghouse	Combustion Turbine	2	420 MW to 460 MW	Granted
Tradinghouse (a)	Combined Cycle	2	1460 MW to 1620 MW	Pending
Valley	Combustion Turbine	2	420 MW to 460 MW	Granted
___________

(a)	These potential units would be an alternative to the potential combustion turbine units at such sites, respectively.

Wholesale Operations — Luminant's wholesale operations play a pivotal role in our business by optimally dispatching the generation fleet, procuring fuels for the generation fleet, sourcing all of TXU Energy's electricity requirements and managing commodity risk for the retail and wholesale electricity sales operations.

Our electricity price exposure is managed across the complementary generation, wholesale and retail operations on an integrated basis. Under this approach, Luminant's wholesale operations manage the risks of imbalances between generation supply and sales demand of both wholesale and retail customers, as well as exposures to natural gas price movements and market heat rate changes (variations in the relationships between natural gas prices and wholesale electricity prices), through wholesale market activities that include physical purchases and sales and transacting in financial instruments.

Luminant's wholesale operations provide TXU Energy and other retail and wholesale customers with electricity-related services to meet their demands and the operating requirements of ERCOT. In consideration of electricity generation resource availability and consumer demand levels that can be highly variable, as well as opportunities to meet longer-term objectives of larger wholesale market participants, Luminant buys and sells electricity in short-term transactions and executes longer-term forward electricity purchase and sales agreements. Luminant is also a significant purchaser of wind-generated electricity in Texas and the US with approximately 390 MW of existing wind power under contract.

Fuel price exposure, primarily relating to Powder River Basin coal, natural gas, uranium and fuel oil, as well as fuel transportation costs, is managed primarily through short- and long-term contracts for physical delivery of fuel as well as financial contracts utilized to hedge price risk.

In its hedging activities, Luminant enters into contracts for the physical delivery of electricity and fuel commodities, exchange traded and over-the-counter financial contracts and bilateral contracts with other wholesale market participants, including generators and end-use customers. A significant element of these activities involves natural gas hedging, designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, principally utilizing natural gas-related financial instruments.

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

TXU Energy — TXU Energy serves approximately 1.7 million residential and commercial retail electricity customers in Texas. Approximately 65% of our reported retail revenues in 2015 represented sales to residential customers. Texas is one of the fastest growing states in the nation with a diverse economy and, as a result, has attracted a number of competitors into the retail electricity market; consequently, competition is robust. TXU Energy, as an active participant in this competitive market, provides retail electric service to all areas of the ERCOT market now open to competition, including the Dallas/Fort Worth area, Houston, Corpus Christi, and certain other parts of south Texas, and holds an approximately 25% and 17% share of the residential and business customers in ERCOT, respectively. TXU Energy competitively markets its services to add new customers and retain its existing customer base, as well as opportunistically acquire customers from other REPs. There are more than 100 REPs certified to compete within the ERCOT region.

TXU Energy's strategy focuses on providing its customers with high quality customer service and creating new products and services to meet customer needs; accordingly, customer care enhancements are implemented on an ongoing basis to continually improve customer satisfaction. TXU Energy offers a wide range of innovative residential products to meet varying customer needs.

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

Environmental Regulations and Related Considerations

Global Climate Change

Background — There is a debate nationally and internationally about global climate change and how greenhouse gas (GHG) emissions, such as CO2, might contribute to global climate change. GHG emissions from the combustion of fossil fuels, primarily by our lignite/coal fueled generation plants, represent the substantial majority of our total GHG emissions. CO2, methane and nitrous oxide are emitted in this combustion process, with CO2 representing the largest portion of these GHG emissions. We estimate that our generation facilities produced 50 million short tons of CO2 in 2015. Our financial condition, liquidity or results of operations could be materially affected by the enactment of statutes or regulations that mandate a reduction in GHG emissions or that impose financial penalties, costs or taxes on those that produce GHG emissions. See Item 1A, Risk Factors for additional discussion of risks posed to us regarding global climate change regulation.

Greenhouse Gas Emissions Regulation — Federal Level — Over the past several years, the EPA has taken a number of actions regarding GHG emissions. In December 2009, the EPA issued a finding that GHG emissions endanger human health and the environment and that emissions from motor vehicles contribute to that endangerment. The EPA's finding required it to begin regulating GHG emissions from motor vehicles, and the EPA ultimately extended regulation of GHG emissions to stationary sources under existing provisions of the federal Clean Air Act (CAA). In March 2010, the EPA determined that the CAA's Prevention of Significant Deterioration (PSD) program permit requirements would apply to newly identified pollutants such as GHGs when a nation-wide rule requiring the control of a pollutant takes effect. Under this determination, PSD permitting requirements became applicable to GHG emissions from planned stationary sources or planned modifications to stationary sources that had not been issued a PSD permit by January 2011. In June 2010, the EPA finalized its so-called "tailoring rule" that established new thresholds of GHG emissions for the applicability of permits under the CAA for stationary sources, including our electricity generation facilities. The EPA's tailoring rule defined a threshold of GHG emissions for determining applicability of the CAA's PSD and Title V permitting programs at levels greater than the emission thresholds contained in the CAA. In June 2014, the US Supreme Court ruled that the EPA's regulation of GHG emissions from motor vehicles did not mandate that the EPA implement permit requirements for stationary source GHGs, but upheld the EPA's permitting program in situations where the source is already required to permit emissions that have historically been covered under the CAA. The case was remanded to the D.C. Circuit Court for further proceedings consistent with the US Supreme Court's decision. In an April 2014 order, the D.C. Circuit ordered that the EPA's regulations be vacated to the extent that they require a "GHG-only" stationary source to obtain a PSD or Title V permit. It further ordered the EPA to rescind or revise its regulations as soon as practical and to consider whether any further regulatory changes are needed to implement the US Supreme Court's ruling. In May 2014, the EPA issued a direct final rule to provide a mechanism for rescinding permits issued that were issued because of "GHG-only" emission triggers. The EPA has projected that it will propose a rule in early 2016 establishing modification thresholds for GHG emissions increases that are concurrent with emissions increases of historically covered pollutants. Current EPA guidance prescribes the use of tailoring rule thresholds.

The EPA has finalized two rules to address greenhouse gas (GHG) emissions from new, modified and reconstructed units, and existing electricity generation plants. The final rules for new and modified or reconstructed units were released in August 2015. The final rule for existing plants, also released in August 2015, would establish state-specific emission rate goals to reduce nationwide CO2 emissions related to affected electricity generation units by over 30% from 2012 emission levels by 2030. In October 2015, the final rules, including the rule for existing plants, were published in the Federal Register. In August 2015, the EPA proposed model rules and federal plan requirements for states to consider as they develop state plans to comply with the rules for GHG emissions. A federal plan would then be deemed final for a state if a state fails to submit a state plan by the deadlines established in the CAA for existing plants or if the EPA disapproves a submitted state plan. We filed comments on the federal plan proposal in January 2016. The EPA is expected to finalize the model rule by the summer of 2016. While we cannot predict the outcome of this rulemaking and legal proceedings on our results of operations, liquidity or financial condition, the impacts could be material. See the discussion of existing litigation related to GHG emissions rulemaking in Note 13 to the Financial Statements.

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

•
Purchasing Electricity from Renewable Sources — We provide electricity from renewable sources by purchasing wind and solar power. Our total wind power portfolio is currently approximately 390 MW. In addition, we have agreed to purchase up to 116 MW of solar power beginning in late 2016. We also purchase additional renewable energy credits (RECs) to support sales of renewable power to our customers.

•
Promoting the Use of Solar Power — TXU Energy provides qualified customers, through its TXU Solar program, the ability to purchase or finance the addition of solar panels to their homes. TXU Energy also purchases surplus renewable distributed generation from qualified customers with on-site renewable generation. In addition, customers ineligible for solar panels can enroll in rate plans such as TXU Energy Solar AdvantageSM,, backed by 100% solar energy through RECs purchased from Texas solar plants.

•
New Energy Technologies — We continue to evaluate the development and commercialization of cleaner power facility technologies, including technologies that support capture and/or reduction of CO2; incremental renewable sources of electricity, including wind and solar power; energy storage, including advanced battery and compressed air storage, as well as related technologies that seek to lower emissions intensity. Additionally, we continue to explore and participate in opportunities to accelerate the adoption of electric cars and plug-in hybrid electric vehicles that have the potential to reduce overall GHG emissions and are furthering the advance of such vehicles by supporting, and helping develop infrastructure for, networks of charging stations for electric vehicles.

•
Offsetting GHG Emissions by Planting Trees — We are engaged in a number of tree planting programs that offset GHG emissions, resulting in the planting of over 1.2 million trees in 2015. The majority of these trees were planted as part of our mining reclamation efforts but also include TXU Energy's Urban Tree Farm program, which has planted more than 218,000 trees since its inception in 2002.

Sulfur Dioxide, Nitrogen Oxide and Mercury Air Emissions

Air Transport Regulations: Cross-State Air Pollution Rule (CSAPR) — The CSAPR implements the provisions of the Clean Air Act requiring states to reduce emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) that significantly contribute to other states failing to attain or maintain compliance with the EPA's National Ambient Air Quality Standards (NAAQS) for fine particulate matter and/or ozone.

The CSAPR became effective January 1, 2015. In July 2015, following a remand of the case from the US Supreme Court to consider further legal challenges, the D.C. Circuit Court unanimously ruled in favor of us and other petitioners, holding that the CSAPR emissions budgets over-controlled Texas and other states. The D.C. Circuit Court remanded those states' budgets to the EPA for reconsideration. While we planned to participate in the EPA's reconsideration process to develop increased budgets that do not over-control Texas, the EPA instead responded to the remand by updating the budget for the 2008 ozone standard with a new rulemaking without explicitly addressing the issues of over-control of the 1997 standard. Comments on the EPA's proposal were submitted by Luminant in February 2016. While we cannot predict the outcome of future proceedings related to the CSAPR, including the EPA's reconsideration of the CSAPR emissions budgets for affected states, based upon our current operating plans, we do not believe that the CSAPR will cause any material impacts on our operations, liquidity or financial condition.

In November 2015, the EPA proposed an update to the CSAPR to address interstate emission transport to areas projected to be in nonattainment with the 2008 eight-hour ozone standard in 2017. Texas is modeled to contribute significantly to several metropolitan areas in northern and northeastern states. The proposed rule would reduce our ozone season CSAPR NOX allowances by approximately 10% in 2017. Luminant submitted comments on the proposal in February 2016.

Mercury and Air Toxics Standard (MATS) — The MATS rule regulates the emissions of mercury, nonmercury metals, hazardous organic compounds and acid gases. Any additional control equipment retrofits on our lignite/coal fueled generation units required to comply with the MATS rule were required to be installed by April 2015 unless a one-year extension was granted. The TCEQ granted one-year MATS compliance extensions for our Big Brown, Martin Lake, Monticello and Sandow 4 generation facilities, which require those facilities to begin compliance in April 2016.
In June 2015, the US Supreme Court reversed and remanded the MATS rule back to the D.C. Circuit Court for further action after considering the question of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. The US Supreme Court held that the EPA must consider cost, including cost of compliance, before deciding whether regulation is appropriate and necessary. In September 2015, certain states and industry petitioners, including a subsidiary of TCEH, filed a motion in the D.C. Circuit Court requesting that the court vacate the MATS rule. In December 2015, the D.C. Circuit Court issued an order remanding the MATS rule without vacatur to the EPA for further consideration based on the EPA's representation that it will finalize the necessary and appropriate finding by April 2016. The MATS rule remains in effect, and generation units must continue to comply pending further action from the EPA. While we cannot predict the outcome of future proceedings related to the MATS rule, we do not expect the MATS rule will have any material impact on our results of operations, liquidity or financial condition.

Regional Haze — The Regional Haze Program of the CAA establishes "as a national goal the prevention of any future, and the remedying of any existing, impairment of visibility in mandatory Class I federal areas, like national parks, which impairment results from man-made pollution." There are two components to the Regional Haze Program. First, states must establish goals for reasonable progress for Class I federal areas within the state and establish long-term strategies to reach those goals and to assist Class I federal areas in neighboring states to achieve reasonable progress set by those states towards a goal of natural visibility by 2064. Second, electricity generation units built between 1962 and 1977 are subject to best available retrofit technology (BART) standards designed to improve visibility. BART reductions of SO2 and NOX are required either on a unit-by-unit basis or are deemed satisfied by state participation in an EPA-approved regional trading program such as the CSAPR. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze (Regional Haze SIP) to the EPA. In December 2011, the EPA proposed a limited disapproval of the Regional Haze SIP due to its reliance on the Clean Air Interstate Rule (CAIR) instead of the EPA's replacement CSAPR program. In August 2012, we filed a petition for review in the US Court of Appeals for the Fifth Circuit (Fifth Circuit Court) challenging the EPA's limited disapproval of the Regional Haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, we filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of a Federal Implementation Plan (FIP) regarding the regional haze BART program. The Fifth Circuit Court case has since been transferred to the D.C. Circuit Court and consolidated with other pending BART program regional haze appeals. No schedule has been set in the consolidated cases now in the D.C. Circuit Court.

In response to a lawsuit by environmental groups, the D.C. Circuit Court issued a consent decree in March 2012 that required the EPA to propose a decision on the Regional Haze SIP by May 2012 and finalize that decision by November 2012. The consent decree requires a FIP for any provisions that the EPA disapproves. The D.C. Circuit Court has amended the consent decree several times to extend the dates for the EPA to propose and finalize a decision on the Regional Haze SIP. The consent decree was modified in December 2015 to extend the deadline for the EPA to finalize action on the determination and adoption of requirements for BART for electricity generation. Under the amended consent decree the EPA has until December 2016 to finalize a FIP for BART for Texas electricity generation sources, if the EPA determines that BART requirements have not been met.

In June 2014, the EPA issued requests for information under Section 114 of the CAA to Luminant and other generators in Texas. After releasing a proposed rule in November 2014 and receiving comments from a number of parties, including Luminant and the State of Texas in April 2015, the EPA released a final rule in January 2016 approving in part and disapproving in part Texas' SIP for Regional Haze and issuing a FIP for Regional Haze. In the rule, the EPA asserts that the Texas SIP does not show reasonable progress in improving visibility for two areas in Texas and that its long-term strategy fails to make emission reductions needed to achieve reasonable progress in improving visibility in the Wichita Mountains of Oklahoma. Unlike the proposed rule and inconsistent with how the EPA has applied Regional Haze rules to other states, the EPA's final rule does not treat Texas's compliance with the CSAPR as satisfying its obligations under the BART portion of the Regional Haze Program. The EPA concluded that it would not be appropriate to finalize that determination at this time given the remand of the CSAPR budgets. In our view, the EPA's proposed FIP for Texas goes beyond the requirements of the CSAPR and sets emission limits on a unit-by-unit basis for 15 electricity generation units in Texas. The EPA's proposed emission limits assume additional control equipment for specific coal fueled generation units across Texas, including new flue gas desulfurization systems (scrubbers) at seven generation units and upgrades to existing scrubbers at seven generation units. Specifically for Luminant, the EPA's emission limitations are based on new scrubbers at Big Brown Units 1 and 2 and Monticello Units 1 and 2 and scrubber upgrades at Martin Lake Units 1, 2 and 3, Monticello Unit 3 and Sandow Unit 4. Luminant is continuing to evaluate the requirements and potential financial and operational impacts of the rule, but new scrubbers at the Big Brown and Monticello units necessary to achieve the emission limits required by the FIP (if those limits are even possible to attain), along with the existence of low wholesale power prices in ERCOT, would likely challenge the long-term economic viability of those units. The scrubber upgrades will be required by February 2019, and the new scrubbers will be required by February 2021. While we cannot predict the outcome of the rulemaking and any possible legal proceedings, the result may have a material impact on our results of operations, liquidity or financial condition.

State Implementation Plan (SIP) Emissions Rules — The CAA requires each state to monitor air quality for compliance with federal health standards. The EPA is required to periodically review, and if appropriate, revise all national ambient air quality standards. The standards for ozone are not being achieved in several areas of Texas. The TCEQ adopted SIP rules in May 2007 to deal with eight-hour ozone standards, which required NOX emission reductions from certain of our peaking natural gas fueled units in the Dallas-Fort Worth area. In May 2012, the EPA designated nonattainment areas and, as required, the TCEQ submitted a SIP attainment demonstration to the EPA that required no additional emission reductions from our facilities. In 2010 the EPA added a new one-hour nitrogen dioxide (NO2) and one-hour SO2 National Ambient Air Quality Standard (NAAQS) that may require actions within Texas to reduce emissions. Based on current monitoring, Texas has recommended to the EPA that no area in Texas is in nonattainment with a 2010 one-hour SO2 standard. The EPA designated 29 areas in 16 states as nonattainment but did not finalize designations for other areas of the country, including Texas. In April 2014, the EPA issued a proposed rule establishing data requirements and deadlines associated with a timeline to expand existing monitoring networks and require modeling to determine attainment status for the other areas. Areas where modeling will be used will be designated in 2017 with attainment demonstrations due in 2019, while areas with expanded or new monitors will be designated in 2020 with SIP revisions due in 2022. The EPA finalized this rule in August 2015 with an evaluation threshold for sources that emit 2,000 tons or more per year. Separately, the Sierra Club filed suit to compel the EPA to make SO2 designations. The Sierra Club and the Natural Resources Defense Council also filed a lawsuit seeking to force the EPA to issue designations using air modeling. The Sierra Club provided the EPA with modeling that implicates Luminant's Big Brown, Monticello and Martin Lake coal plants as causing NAAQS exceedances. Notwithstanding the timelines in the data requirements rule, in March 2015, the US District Court of Northern California granted the EPA and the Sierra Club's motion to enter into a proposed consent decree with the Sierra Club that would require designations in July 2016 for areas with sources that emit 16,000 tons or more of SO2. The ruling is being appealed to the U.S. Court of Appeals Ninth Circuit by Texas and other states who are parties to the case. We are not a party to this litigation, but we are continuing to monitor the case. In September 2015, Texas updated its recommendation of area designations for the one-hour SO2 NAAQS, recommending that counties in Texas be designated either attainment based on monitoring data or unclassifiable/attainment where there are no monitors. In February 2016, the EPA notified Texas of EPA's preliminary intention to designate as nonattainment areas around our Big Brown, Monticello and Martin Lake plants based on modeling data submitted to the EPA by the Sierra Club. We continue to believe that these models do not accurately predict actual SO2 emissions measurements and that these designations should be determined by emissions data from air quality monitors. Should the EPA finalize these designations as intended in July 2016, Texas will begin the multi-year process to evaluate what potential emission controls or operational changes, if any, may be necessary to demonstrate attainment. The EPA has also initiated efforts to expand near-road monitoring for fine particulates and NOX, which will increase the risk that an area could be labeled as nonattainment as a result of the proximity of the monitors to mobile sources. We cannot predict the impact of the new standards on our business, results of operations or financial condition until the TCEQ adopts (if required) an implementation plan with respect to the standards.

In February 2013, in response to a petition for rulemaking filed by the Sierra Club, the EPA proposed a rule requiring certain states to replace SIP exemptions for excess emissions during malfunctions with an affirmative defense. Texas was not included in that original proposal since it already had an EPA-approved affirmative defense provision in its SIP. In 2014, as a result of a D.C. Circuit Court decision striking down an affirmative defense in another EPA rule, the EPA revised its 2013 proposal to extend the EPA's proposed findings of inadequacy to states that have affirmative defense provisions, including Texas. The EPA's revised proposal would require Texas to remove or replace its EPA-approved affirmative defense provisions for excess emissions during startup, shutdown and maintenance events. We filed comments on the EPA proposal in November 2014, and in May 2015 the EPA finalized the proposal which requires states to revise their SIPs to eliminate affirmative defense provisions by November 2016. In June 2015, we filed a petition for review in the Fifth Circuit Court challenging certain aspects of the EPA's final rule as they apply to the Texas SIP. The State of Texas and other parties also filed similar petitions in the Fifth Circuit Court. In August 2015, the Fifth Circuit Court transferred the petitions that Luminant and other parties filed to the D.C. Circuit Court, and in October 2015 the petitions were consolidated with the pending petitions challenging the EPA's action in the D.C. Circuit Court. Briefing in the D.C. Circuit Court on the challenges is scheduled to be completed by October 2016.

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

National Ambient Air Quality Standard for Ozone — In October 2015, the EPA finalized a new eight-hour standard for ozone of 70 parts per billion (ppb), lowering it from the existing 75 ppb. In October 2017, the EPA will designate nonattainment areas for the standard, and states will then have three years to develop an implementation plan for meeting the standard. Based on current levels, the Dallas/Fort Worth area does not meet the standard; however, monitors in East (Tyler-Longview-Marshall) and Central (Waco) Texas, which are closer to our generation units, measure levels below the standard. If our generation units are implicated in ozone exceedances, Texas may pursue additional nitrogen oxide controls to reduce ozone concentrations. While we are not a party to the lawsuit, the EPA ozone standard is being challenged in a proceeding in the D.C. Circuit Court. We cannot predict the outcome of the state ozone attainment implementation planning process or the impact that the standard may have on our results of operations, liquidity or financial condition.

Acid Rain Program — The EPA has promulgated Acid Rain Program rules that require fossil fueled generation plants to have sufficient SO2 emission allowances and meet certain NOX emission standards. We believe our generation plants meet these SO2 allowance requirements and NOX emission rates.

Installation of Substantial Emissions Control Equipment — Each of our lignite/coal fueled generation facilities is currently equipped with substantial emissions control equipment as detailed in the table below.

Emissions Control Equipment	Big Brown	Martin Lake	Monticello	Oak Grove	Sandow
Activated carbon injection systems to reduce mercury emissions	Units 1 and 2	Units 1, 2 and 3	Units 1, 2 and 3	Units 1 and 2	Units 4 and 5
Flue gas desulfurization systems designed primarily to reduce SO2 emissions (a)		Units 1, 2 and 3	Unit 3	Units 1 and 2	Units 4 and 5
Selective catalytic reduction systems designed to reduce NOX emissions				Units 1 and 2	Unit 4
Selective non-catalytic reduction systems designed to reduce NOX emissions	Units 1 and 2		Units 1, 2 and 3		Unit 5
Fabric filter systems designed primarily to reduce particulate matter emissions (a)	Units 1 and 2		Units 1 and 2	Units 1 and 2	Unit 5
Electrostatic precipitator systems designed primarily to reduce particulate matter emissions (a)	Units 1 and 2	Units 1, 2 and 3	Units 1, 2 and 3		Unit 4
Fluidized bed combustion process that facilitates control of NOX and SO2					Unit 5
___________

(a)	Flue gas desulfurization systems, fabric filter systems and electrostatic precipitator systems also assist in reducing mercury and other emissions.

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

Diversion, impoundment and withdrawal of water for cooling and other purposes are subject to the jurisdiction of the TCEQ and the EPA. We believe we possess all necessary permits from the TCEQ for these activities at our current facilities. Clean Water Act Section 316(b) regulations pertaining to existing water intake structures at large generation facilities were published by the EPA in 2004. As prescribed in the regulations, we began implementing a monitoring program to determine the future actions that might need to be taken to comply with these regulations. In May 2014, the EPA finalized the Section 316(b) regulations. Although the rule does not mandate a certain control technology, it does require site-specific assessments of technology feasibility on a case-by-case basis at the state level. Compliance with this rule requires assessments and reports six months following implementation of the rule, but allows up to eight full years following promulgation for full compliance. Luminant has received determinations that most of our cooling water lakes are closed-cycle recirculating systems and an approval of a Fisheries Management Program for our non-public lakes. Compliance with the rule is not anticipated to have a material effect on our results of operations, liquidity or financial condition.

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

Solid Waste, Including Coal Combustion Residuals from Lignite/Coal Fueled Generation

Treatment, storage and disposal of solid waste and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ has issued regulations under the Texas Solid Waste Disposal Act applicable to our facilities. We believe we are in material compliance with all applicable solid waste rules and regulations. In addition, we have registered solid waste disposal sites and have obtained or applied for permits where required by such regulations.

In October 2015, the Disposal of Coal Combustion Residuals from Electric Utilities rule (CCR Rule) became effective. As of December 31, 2015, we have established an estimated $69 million asset retirement obligation related to the CCR Rule for our existing facilities (see Note 19).

In September 2015, the EPA finalized the Effluent Limitation Guideline and Standards for the Steam Electric Power Generating Point Source Category rule targeted at coal-fueled generation units, specifically to the coal combustion residual related wastestreams and practices. It was developed with consideration of the final CCR rule discussed above. The guidelines establish new, stringent numeric limits for arsenic, mercury, selenium and nitrate-nitrites in flue gas desulfurization wastestreams. The rule also establishes "zero discharge" restrictions on some wastestreams, with very few exceptions. Based on our existing practices related to wastewater discharges, we do not believe that these guidelines will cause any material operational, financial or compliance issues.

Environmental Commitment and Capital Expenditures

We are committed to continue to operate in compliance with all environmental laws, rules and regulations and to reduce our impact on the environment.

Capital expenditures for our environmental projects totaled $82 million in 2015 and are expected to total approximately $50 million in 2016 for environmental control equipment to comply with regulatory requirements. The total future expenditure for environmental capital will ultimately depend on the evolution of pending or future regulatory requirements, along with the economic viability of our lignite/coal fueled generation facilities in context of those regulations.

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

Our major risks fall primarily into the following categories:

•
Risks Related to the Chapter 11 Cases. The Chapter 11 Cases subject us to material expense and a variety of material and adverse impacts on our business, including: a decrease in the number of counterparties that are willing to engage in commodity related hedging transactions with us and a significant increase in the amount of collateral required to engage in any such transactions; a loss of, or a disruption in, the materials and services received from suppliers, contractors and service providers; a loss of wholesale and retail electric customers; difficulties in the retention of employees; management distraction; limitations on our ability to operate our business and to adjust to changing market and industry conditions during the pendency of the Chapter 11 Cases; and litigation and/or claims asserted by creditors and other stakeholders in the Chapter 11 Cases. Since the inception of the Chapter 11 Cases the Debtors have incurred fees associated with legal representation, financial advisory and other professional services, along with financing fees in excess of $880 million. Although the Bankruptcy Court has confirmed our Plan of Reorganization, the consummation of the transactions contemplated by the plan are subject to a number of conditions (some of which are out of our control). Accordingly, there is no assurance that such transactions will be consummated or that the Plan of Reorganization will become effective. If those transactions are not consummated and the Plan of Reorganization does not become effective, we will be subject to a more lengthy and costly bankruptcy proceeding.

•
Market, Financial and Economic Risks. Wholesale electricity prices in the ERCOT market have generally moved with the price of natural gas. Accordingly, our earnings, cash flows and the value of our lignite/coal and nuclear fueled generation assets are dependent in significant part upon the price of natural gas. In recent years natural gas supply has outpaced demand, thereby depressing natural gas prices. In addition, wholesale electricity prices move with ERCOT market heat rates, which could fall if demand for electricity were to decrease or if more efficient generation facilities are built in ERCOT. Accordingly, our earnings, cash flows and the value of our lignite/coal and nuclear fueled generation assets are also dependent in significant part upon market heat rates. Our assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and hedging transactions may not work as planned or hedge counterparties may default on their obligations. In addition, changes in technology or increased electricity conservation efforts may reduce the value of our assets.

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

We have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, our business and operations will be subject to various risks, including but not limited to the following:

•	Whether the conditions (including the receipt of required regulatory approvals) to consummate the transactions contemplated by the Plan of Reorganization will be satisfied or waived;

•	Increased costs related to the Chapter 11 Cases and related litigation;

•	Negative effects and increased costs of a prolonged duration of the Chapter 11 Cases;

•
Our ability to maintain or obtain sufficient financing sources for our operations during the pendency of the Chapter 11 Cases or to obtain sufficient exit financing to fund a Chapter 11 plan of reorganization;

•	Risks related to our mining reclamation bonding obligations;

•	Potential increased difficulty in retaining and motivating our key employees through the process of reorganization, and potential increased difficulty in attracting new employees, and

•	Significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations.

We are also subject to risks and uncertainties with respect to the actions and decisions of creditors, regulators and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may significantly increase the duration of the Chapter 11 Cases. Because of the risks and uncertainties associated with Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations.

The Plan of Reorganization may not become effective.

While the Plan of Reorganization has been confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied, and therefore, that the Plan of Reorganization will become effective and that the Debtors will emerge from the Chapter 11 Cases as contemplated by such Plan of Reorganization. If the transactions contemplated by the Plan of Reorganization are not completed, it may become necessary to amend the Plan of Reorganization. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays in the Chapter 11 Cases. We no longer have the exclusive right to propose a plan of reorganization in the Chapter 11 Cases. Accordingly, any creditor of the Debtors could propose a plan of reorganization with respect to any one or more of the Debtors. Any new plan of reorganization would require the approval of the Bankruptcy Court and the approval of the required creditors, which could subject us to more lengthy and costly Chapter 11 Cases. In addition, any resulting delay could require us to extend or refinance the DIP Facility and could adversely impact our liquidity.

The consummation of the EFH Acquisition contemplated by the Plan of Reorganization is subject to various conditions precedent. If the Merger and Purchase Agreement is terminated, the Purchasers and the Investor Group will effectively have no liability to the Debtors thereunder except for certain expense reimbursement obligations. As a result, there is no certainty that the EFH Acquisition will be completed.

The Merger and Purchase Agreement includes various conditions precedent to consummation of the transactions contemplated thereby. The Purchasers' conditions precedent include, among other things, a condition that certain approvals and rulings be obtained, including from, among others, the PUCT and the IRS, that are necessary to consummate the acquisition and convert a successor to Reorganized EFH into a REIT. In addition, the Merger and Purchase Agreement may be terminated upon certain events, including, among other things, by either party, if certain termination events occur under the Plan Support Agreement, including if the EFH Acquisition is not completed by April 30, 2016, subject to extension to June 30, 2016 or August 31, 2016 under certain conditions. If the Merger and Purchase Agreement is terminated for any reason (including, among other things, due to failure to complete the EFH Acquisition within the timeframes described therein), the Purchasers and the Investor Group will effectively have no liability to the Debtors thereunder. EFH Corp. and EFIH have effectively waived their respective rights under the Merger and Purchase Agreement to seek any legal or equitable remedies (including money damages and specific performance) against the Purchasers or the Investor Group. As a result, even if the applicable regulatory approvals are obtained, there is no certainty that the EFH Acquisition will be completed. If it is not completed for any reason, the Debtors will have no recourse against the Purchasers and the Investor Group except for certain expense reimbursement obligations.

Operating under Chapter 11 may restrict our ability to pursue our strategic and operational initiatives. Moreover, we are subject to various covenants and events of default under our DIP Facility.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities or to adapt to changing market or industry conditions. The TCEH Debtors are subject to various covenants and events of default under the DIP Facility. In general, certain of these covenants limit the Debtors' ability, subject to certain exceptions, to take certain actions, including:

•	selling assets outside the normal course of business;

•	consolidating, merging, selling or otherwise disposing of all or substantially all of our assets;

•	granting liens, and

•	financing our operations, investments or other capital needs or engaging in other business activities that may be in our best interest.

If the TCEH Debtors fail to comply with these covenants or an event of default occurs under the DIP Facility, our liquidity, financial condition or operations may be materially impacted.

We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material and adverse impact on our financial condition, liquidity and results of operations.

As a result of the Chapter 11 Cases, our historical financial information will not be indicative of our future financial performance.

On the effective date of the Plan of Reorganization, EFH Corp. will cease to hold a direct or indirect interest in our assets or liabilities or any of our direct or indirect subsidiaries. Under fresh-start accounting rules that will apply to us upon the effective date of the Plan of Reorganization, our assets and liabilities will be adjusted to fair value, which could have a significant impact on our financial statements. Accordingly, our financial condition and results of operations following our emergence from Chapter 11 will not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a Chapter 11 plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

The DIP Facility may be insufficient to fund our cash requirements through our emergence from bankruptcy. In addition, our independent auditor's report on our financial statements raises substantial doubt about our ability to continue as a going concern given the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, we will be subject to various risks, including but not limited to (i) the inability to maintain or obtain sufficient financing sources for operations or to fund the Plan of Reorganization and meet future obligations, and (ii) increased legal and other professional costs associated with the Chapter 11 Cases and our reorganization.

If the transactions contemplated by the Plan of Reorganization are not completed and the effective date of the Plan of Reorganization does not occur prior to the maturity of the DIP Facility, we will likely need to refinance our existing DIP Facility. We may not be able to obtain some or all of any such financing on acceptable terms or at all.

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

It is expected that the DIP Facility will be repaid using, in whole or in part, the proceeds from borrowings under exit financings. Our ability to obtain such exit financing will depend on, among other things, the timing and outcome of various ongoing matters in the Chapter 11 Cases, our business, operations and financial condition, and market conditions. We have not yet received any commitment with respect to any exit facilities, and there can be no assurance that we will be able to obtain such exit facilities on reasonable economic terms, or at all. If we cannot secure exit financing, we may not be able to emerge from bankruptcy and may not be able to repay the DIP Facility at its maturity. Any exit financing that we are able to secure may include a number of significant restrictive covenants which could impair our financing and operational flexibility and make it difficult for us to react to market conditions and satisfy our ongoing capital needs and unanticipated cash requirements. In addition, such exit facilities may require us to periodically meet various financial ratios and tests. These financial covenants and tests could limit our ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict our financing and operations.

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

Market, Financial and Economic Risks

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

All of our generation facilities are located in the ERCOT market, a market with limited interconnections to other markets. Wholesale electricity prices in the ERCOT market have generally moved with the price of natural gas because marginal electricity demand is generally supplied by natural gas fueled generation facilities. Accordingly, our earnings, cash flows and the value of our nuclear and lignite/coal fueled generation assets, which provided a substantial portion of our supply volumes in 2015, are dependent in significant part upon the price of natural gas. Natural gas prices have generally trended downward since mid-2008 (from $11.12 per MMBtu in mid-2008 to $2.66 per MMBtu for the average settled price for the year ended December 31, 2015). In recent years natural gas supply has outpaced demand as a result of development and expansion of hydraulic fracturing in natural gas extraction. Many industry experts expect this supply/demand imbalance to persist for a number of years, thereby depressing natural gas prices for a long-term period. As a result, our generation assets could materially decrease in profitability and value unless natural gas prices rebound materially.

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

A sustained decrease in the profitability and/or value of our generation units could result in further impairments of such assets and ultimately could result in the retirement or mothballing of certain generation units.

Our assets or positions cannot be fully hedged against changes in commodity prices and market heat rates, and hedging transactions may not work as planned or hedge counterparties may default on their obligations.

We cannot fully hedge the risk associated with changes in commodity prices, most notably electricity and natural gas prices, because of the expected useful life of our generation assets and the size of our position relative to market liquidity. To the extent we have unhedged positions, fluctuating commodity prices and/or market heat rates can materially impact our results of operations, liquidity and financial position, either favorably or unfavorably. Taking together forward wholesale and retail electricity sales with all hedging positions, at December 31, 2015, we had effectively hedged an estimated 94% and 18% of the price exposure, on a natural gas equivalent basis, related to our expected generation output for 2016 and 2017, respectively (assuming an approximate 8.5 market heat rate).

To manage our financial exposure related to commodity price fluctuations, we routinely enter into contracts to hedge portions of purchase and sale commitments, fuel requirements and inventories of natural gas, lignite, coal, diesel fuel, uranium and refined products, and other commodities, within established risk management guidelines. As part of this strategy, we routinely utilize fixed-price forward physical purchase and sale contracts, futures, financial swaps and option contracts traded in over-the-counter markets or on exchanges. Although we devote a considerable amount of time and effort to the establishment of risk management procedures, as well as the ongoing review of the implementation of these procedures, the procedures in place may not always function as planned and cannot eliminate all the risks associated with these activities. For example, we hedge the expected needs of our wholesale and retail customers, but unexpected changes due to weather, natural disasters, consumer behavior, market constraints or other factors could cause us to purchase electricity to meet unexpected demand in periods of high wholesale market prices or resell excess electricity into the wholesale market in periods of low prices. As a result of these and other factors, we cannot precisely predict the impact that risk management decisions may have on our businesses, results of operations, liquidity or financial position.

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

To the extent we engage in hedging and risk management activities, we are exposed to the risk that counterparties that owe us money, energy or other commodities as a result of these activities will not perform their obligations. Should the counterparties to these arrangements fail to perform, we could be forced to enter into alternative hedging arrangements or honor the underlying commitment at then-current market prices. In such event, we could incur losses or forgo expected gains in addition to amounts, if any, already paid to the counterparties. This risk increased in the coal industry during 2015 when several coal producers filed for Chapter 11 bankruptcy protection predominately due to lower demand and increased regulatory pressure. We had no material exposure to the coal producers that filed bankruptcy during 2015. ERCOT market participants are also exposed to risks that another ERCOT market participant may default on its obligations to pay ERCOT for electricity taken, in which case such costs, to the extent not offset by posted security and other protections available to ERCOT, may be allocated to various non-defaulting ERCOT market participants, including us.

Changes in technology or increased electricity conservation efforts may reduce the value of our generation facilities and may otherwise significantly impact our businesses.

Technological advances have improved, and are likely to continue to improve, existing and alternative technologies to produce or store electricity, including gas turbines, wind turbines, fuel cells, microturbines, photovoltaic (solar) cells, batteries and concentrated solar thermal devices. Such technological advances have reduced, and are expected to continue to reduce, the costs of electricity production or storage from these technologies to a level that will enable these technologies to compete effectively with traditional generation facilities. Consequently, the profitability and market value of our generation assets could be significantly reduced as a result of these advances. In addition, changes in technology have altered, and are expected to continue to alter, the channels through which retail customers buy electricity (i.e., self-generation facilities). To the extent self-generation facilities become a more cost-effective option for ERCOT customers, our revenues, liquidity and results of operations could be materially reduced.
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

Our liquidity needs could be difficult to satisfy, particularly during times of uncertainty in the financial markets and/or during times when there are significant changes in commodity prices. The inability to access liquidity, particularly on favorable terms, could materially affect our results of operations, liquidity and financial condition. We cannot be certain that the DIP Facility will ultimately be adequate to cover all of our liquidity needs for the entirety of the Chapter 11 Cases.

Our businesses are capital intensive. In general, we rely on access to financial markets and credit facilities as a significant source of liquidity for our capital requirements and other obligations not satisfied by cash-on-hand or operating cash flows. The inability to raise capital or access credit facilities, particularly on favorable terms, could adversely impact our liquidity and our ability to meet our obligations or sustain and grow our businesses and could increase capital costs. Our access to the financial markets and credit facilities could be adversely impacted by various factors, such as:

•	our Chapter 11 Cases and the related costs;

•	changes in financial markets that reduce available liquidity or the ability to obtain or renew credit facilities on acceptable terms;

•	economic weakness in the ERCOT or general US market;

•	changes in interest rates;

•	a deterioration, or perceived deterioration, of EFCH's (and/or its subsidiaries') creditworthiness or enterprise value;

•	a reduction in EFCH's or its applicable subsidiaries' credit ratings;

•	a deterioration of the creditworthiness or bankruptcy of one or more lenders or counterparties under our credit facilities that affects the ability of such lender(s) to make loans to us;

•	volatility in commodity prices that increases credit requirements;

•	a material breakdown in our risk management procedures, and

•	the occurrence of changes in our businesses that restrict our ability to access credit facilities.

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

We cannot be sure that the DIP Facility will ultimately be adequate to cover all of our liquidity needs for the entirety of the Chapter 11 Cases, especially if the Plan of Reorganization does not become effective and we are subjected to a more lengthy bankruptcy proceeding. Additionally, the TCEH Debtors are subject to various covenants and events of default under the DIP Facility. If we fail to comply with these covenants or an event of default occurs under the DIP Facility, our liquidity, financial condition or operations may be materially impacted.

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

The Texas Legislature meets every two years. The next regular legislative session is scheduled to begin in January 2017; however, at any time the governor of Texas may convene a special session of the legislature. During any regular or special session, bills may be introduced that, if adopted, could materially affect our businesses, including our results of operations, liquidity or financial condition.

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

In June 2014, the RCT agreed to accept a collateral bond from TCEH of up to $1.1 billion, as a substitute for its self-bond, to secure mining land reclamation obligations. The collateral bond was a $1.1 billion carve-out from the super-priority liens under the DIP Facility that enables the RCT to be paid before the DIP Facility lenders in the event such collateral bond was called. There can be no assurance that the RCT will continue to accept this form of collateral bond throughout the pendency of the Chapter 11 Cases. If we were required to secure our mining reclamation with cash or a letter of credit, our liquidity and financial condition would be materially and adversely impacted.

A condition to the completion of the transactions contemplated by the Plan of Reorganization is that the RCT approve Luminant's post-emergence bonding application. If Luminant were required to secure its post-emergence reclamation obligations with cash or a letter of credit, its liquidity and financial condition would be materially and adversely affected. There can be no assurance that the RCT will approve Luminant's proposed post-emergence bonding application.

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

In November 2015 and January 2016, the prudential regulators and the CFTC, respectively, published final rules and interim final rules on margin requirements. The margin rules do not directly apply to non-financial end users. However, transaction costs may increase and liquidity may decrease as operating costs for registered entities increases under the margin rules. The rule has a phased in approach starting in September 2016. In addition, in December 2013, the CFTC published its new proposed Position Limit Rule (PLR). The PLR provides for specific position limits related to futures and swap contracts that we utilize in our hedging activities. The proposed PLR will require that we comply with the portion of the PLR applicable to these contracts, which will result in increased monitoring and reporting requirements and can also impact the types of contracts that we utilize as hedging instruments in our operations.

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

•
Regulatory Risk — The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under it or the terms of the licenses of nuclear generation facilities. Unless extended, the NRC operating licenses for Comanche Peak Unit 1 and Unit 2 will expire in 2030 and 2033, respectively. In addition, as a result of the Bankruptcy Filing, the NRC may initiate additional reviews of our operations at Comanche Peak, including with respect to our ability to fund our operations in compliance with our operating license. Changes in regulations by the NRC, including potential regulation as a result of the NRC's ongoing analysis and response to the effects of the natural disaster on nuclear generation facilities in Japan in 2010, could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

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

Employees and contractors throughout our organization work in, and customers and the general public may be exposed to, potentially dangerous environments near our operations. As a result, employees, contractors, customers and the general public are at risk for serious injury, including loss of life. Significant risks include nuclear accidents, dam failure, gas explosions, mine area collapses and other cases.

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

Further, our retail business requires access to sensitive customer data in the ordinary course of business. Examples of sensitive customer data are names, addresses, account information, historical electricity usage, expected patterns of use, payment history, credit bureau data, credit and debit card account numbers, driver license numbers, social security numbers and bank account information. Our retail business may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center operations, to the retail business. If a significant breach occurred, the reputation of our retail business may be adversely affected, customer confidence may be diminished, or our retail business may be subject to legal claims, any of which may contribute to the loss of customers and have a negative impact on the business and our results of operations, liquidity and financial condition.

Our retail operation (TXU Energy) may lose a significant number of customers due to competitive marketing activity by other retail electric providers.

Our retail operation faces competition for customers. Competitors may offer lower prices and other incentives, or attempt to use the Chapter 11 Cases against us, which, despite the business' long-standing relationship with customers, may attract customers away from us. We operate in a very competitive retail market, as is reflected in a 16% decline in customers (based on meters) served over the last five years.

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

Our retail operations rely on the infrastructure of local utilities or independent transmission system operators to provide electricity to, and to obtain information about, our customers. Any infrastructure failure could negatively impact customer satisfaction and could have a material negative impact on the business and results of operations.

Our retail operations depend on transmission and distribution facilities owned and operated by unaffiliated utilities, as well as Oncor's facilities, to deliver the electricity we sell to our customers. If transmission capacity is inadequate, our ability to sell and deliver electricity may be hindered, and we may have to forgo sales or buy more expensive wholesale electricity than is available in the capacity-constrained area. For example, during some periods, transmission access is constrained in some areas of the Dallas-Fort Worth metroplex, where we have a significant number of customers. The cost to provide service to these customers may exceed the cost to provide service to other customers, resulting in lower profits. In addition, any infrastructure failure that interrupts or impairs delivery of electricity to our customers could negatively impact customer satisfaction with our service.

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
SELECTED CONSOLIDATED FINANCIAL DATA
(millions of dollars, except ratios)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating revenues	$5,370	$5,978	$5,899	$5,636	$7,040
Impairment of goodwill	$(2,200)	$(1,600)	$(1,000)	$(1,200)	$—
Impairment of long-lived assets	$(2,541)	$(4,670)	$(140)	$—	$—
Net loss	$(4,603)	$(6,229)	$(2,317)	$(3,008)	$(1,802)
Net loss attributable to noncontrolling interests	$—	$—	$107	$—	$—
Net loss attributable to EFCH	$(4,603)	$(6,229)	$(2,210)	$(3,008)	$(1,802)
Ratio of earnings to fixed charges (a)	—	—	—	—	—
Cash provided by (used in) operating activities	$229	$437	$(271)	$(240)	$1,236
Cash provided by (used in) financing activities	$(43)	$1,099	$(174)	$1,161	$(973)
Cash provided by (used in) investing activities	$(629)	$(439)	$16	$134	$(190)
Capital expenditures, including nuclear fuel	$(460)	$(413)	$(588)	$(844)	$(662)

	At December 31,
	2015	2014	2013	2012	2011
Total assets	$15,628	$21,333	$28,798	$32,973	$37,340
Property, plant & equipment — net	$9,349	$12,288	$17,649	$18,556	$19,218
Goodwill and intangible assets	$1,331	$3,688	$5,669	$6,733	$7,978
Capitalization
Borrowings under debtor-in-possession credit facility (b)	$1,425	$1,425	$—	$—	$—
Debt, including capital leases (c)	23	85	26,230	30,310	30,458
Pre-petition notes, loans and other debt reported as liabilities subject to compromise (d)	31,707	31,894	—	—	—
EFCH membership interests/shareholder's equity	(22,990)	(18,474)	(12,269)	(10,506)	(7,819)
Noncontrolling interests in subsidiaries	—	—	1	112	103
Total capitalization	$10,165	$14,930	$13,962	$19,916	$22,742
Capitalization ratios
Borrowings under debtor-in-possession credit facility (b)	14.0%	9.5%	—%	—%	—%
Debt, including capital leases (c)	0.3%	0.6%	187.9%	152.2%	133.9%
Pre-petition notes, loans and other debt reported as liabilities subject to compromise (d)	311.9%	213.6%	—%	—%	—%
EFCH membership interests/shareholder's equity	(226.2)%	(123.7)%	(87.9)%	(52.8)%	(34.4)%
Noncontrolling interests in subsidiaries	—%	—%	—%	0.6%	0.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Borrowings under credit and other facilities	$—	$—	$2,054	$2,136	$774
___________

(a)
Fixed charges exceeded earnings (see Exhibit 12(a)) by $5.461 billion, $8.559 billion, $3.054 billion, $3.932 billion and $2.745 billion for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(b)	Borrowings under debtor-in-possession credit facility are classified as due currently as of December 31, 2015 and as noncurrent as of December 31, 2014.

(c)	For all periods presented, excludes amounts with contractual maturity dates in the following twelve months.

(d)
For the years ended December 31, 2015 and 2014, includes both unsecured and under secured obligations incurred prior to the Petition Date, but excludes pre-petition obligations that are fully secured and other obligations that are allowed to be paid as ordered by the Bankruptcy Court. For the year ended December 31, 2014, excludes $702 million of deferred debt issuance and extension costs.

Note: See Note 1 to the Financial Statements Basis of Presentation, Including Application of Bankruptcy Accounting. Results for 2015 and 2014 were significantly impacted by impairment of long-lived assets and intangible assets (see Notes 4 and 8). Results for 2012 through 2015 were significantly impacted by goodwill impairment charges as discussed in Note 4 to the Financial Statements. Results for 2011 were significantly impacted by an impairment charge related to emissions allowance intangible assets as discussed in Note 4 to the Financial Statements.

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

	First Quarter (a)	Second Quarter	Third Quarter (a)	Fourth Quarter (a)
2015:
Operating revenues	$1,272	$1,256	$1,737	$1,105
Net loss attributable to EFCH	$(1,337)	$(216)	$(1,518)	$(1,532)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
2014:
Operating revenues	$1,517	$1,406	$1,807	$1,248
Net loss attributable to EFCH	$(545)	$(585)	$(38)	$(5,061)
___________

(a)
Net loss reflects goodwill and other intangible asset impairment charges of $2.282 billion and $1.863 billion in 2015 and 2014, respectively (see Note 4 to the Financial Statements). Additionally, net loss reflects impairment of long-lived assets of $2.541 billion and $4.670 billion in 2015 and 2014, respectively (see Note 8 to the Financial Statements).

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2015, 2014 and 2013 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Comparisons of year-over-year results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

All dollar amounts in the tables in the following discussion and analysis are stated in millions of US dollars unless otherwise indicated.

Business

EFCH, a wholly owned subsidiary of EFH Corp., is a Dallas, Texas-based holding company. In April 2013, EFCH was converted from a Texas corporation to a Delaware limited liability company; the directors and officers and consolidated assets, businesses and operations are unchanged. We conduct our operations almost entirely through our wholly owned subsidiary, TCEH. TCEH is a holding company for subsidiaries engaged in competitive electricity market activities largely in Texas, including electricity generation, wholesale energy sales and purchases, commodity risk management activities and retail electricity operations. Key management activities, including commodity risk management and electricity sourcing for our retail and wholesale customers, are performed on an integrated basis; consequently, there are no reportable business segments.

Significant Activities and Events and Items Influencing Future Performance

Filing under Chapter 11 of the United States Bankruptcy Code — On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (the Debtors) filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). During the pendency of the Bankruptcy Filing (Chapter 11 Cases), the Debtors have operated and will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

For additional discussion of the Bankruptcy Filing and its effects, see Note 2 to the Financial Statements and Item 1A, Risk Factors – Risks Related to the Chapter 11 Cases.

Confirmation of the Plan of Reorganization — In September 2015, the Debtors filed the Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. The Disclosure Statement was approved by the Bankruptcy Court in September 2015. In October 2015, the Debtors filed the Plan Supplement. In October 2015, the Plan of Reorganization was approved by the required creditors, and in December 2015, the Plan of Reorganization was confirmed by the Bankruptcy Court. For additional discussion see Note 2 to the Financial Statements.

Amended and Restated Settlement Agreement — In December 2015, the Settling Parties entered into the Amended and Restated Settlement Agreement, which was approved by the Bankruptcy Court in December 2015.

La Frontera CCGTs — In November 2015, Luminant entered into a purchase and sale agreement with La Frontera Ventures, LLC, a subsidiary of NextEra Energy, Inc., to purchase all of the membership interests in La Frontera Holdings, LLC, the indirect owner of two combined cycle gas turbine (CCGT) natural gas fueled generation facilities totaling 2,988 MW of capacity located in ERCOT. The aggregate purchase price to be paid by us under the agreement will be approximately $1.313 billion plus approximately $276 million for cash and net working capital, subject to customary adjustments based on the amounts of cash and net working capital at closing. The existing project indebtedness financing of La Frontera Holdings, LLC and its subsidiaries will be repaid at closing of the transaction. The purchase price is expected be funded by cash-on-hand and borrowings under the DIP Facility. The purchase and sale agreement contains customary closing conditions. The only remaining regulatory approval necessary to complete the acquisition is approval by the PUCT.

Extension of DIP Facility and TCEH Cash Collateral Order — In October 2015, the TCEH Debtors paid an $8 million extension fee and extended the maturity date of the DIP Facility to the earlier of (a) November 2016 or (b) the effective date of any reorganization plan of TCEH. The terms of the facility were otherwise unchanged by the extension. In September 2015, the TCEH Debtors extended their use of cash collateral to the earlier of (a) the effective date of a plan of reorganization or (b) 60 days following termination of the Debtors' Plan Support Agreement, provided that the TCEH Debtors do not otherwise cause an event of default under the cash collateral order. See Note 11 to the Financial Statements for discussion of the DIP Facility.

Overall Hedged Generation Position — Taking together forward wholesale and retail electricity sales with all hedging positions, at December 31, 2015, we had effectively hedged an estimated 94% and 18% of the price exposure, on a natural gas equivalent basis, related to our expected generation output for 2016 and 2017, respectively (assuming an approximate 8.5 market heat rate). The majority of our third-party hedges are financial natural gas positions.

Impairment of Goodwill — In 2015, 2014, 2013 and 2012, we recorded $2.2 billion, $1.6 billion, $1.0 billion and $1.2 billion, respectively, in noncash goodwill impairment charges (which were not deductible for income tax purposes). The write-offs reflected the effect of lower wholesale electricity prices in ERCOT, driven by the sustained decline in natural gas prices as discussed in Key Risks and Challenges – Natural Gas Price and Market Heat Rate Exposure below. Recorded goodwill totaled $152 million at December 31, 2015. See Note 4 to the Financial Statements for a description of the methods and key inputs and assumptions used by management to determine implied fair value of goodwill, the degree of uncertainty associated with those key inputs and assumptions, and the changes in circumstances that reasonably could be expected to affect the key inputs and assumptions.

The noncash impairment charges did not cause EFCH or its subsidiaries to be in default under any of their respective debt covenants or have a material impact on liquidity.

See Note 4 to the Financial Statements and Application of Critical Accounting Policies below for more information on goodwill impairment testing and charges.

Impairment of Long-Lived Assets — We record impairment losses on long-lived assets used in our operations when events and circumstances indicate the long-lived assets might be impaired and the undiscounted cash flows generated by those assets are less than the carrying amounts of the assets. During 2014, the decrease in forecasted wholesale electricity prices in ERCOT, potential effects from environmental regulations and changes to our operating plans led to recording $4.670 billion in noncash impairment charges substantially all related to our Martin Lake, Monticello and Sandow 5 generation facilities. We evaluated our generation assets for impairment during 2015 as a result of impairment indicators related to the continued decline in forecasted wholesale electricity prices in ERCOT. Our evaluations concluded that impairments existed, and the carrying values at our Big Brown, Martin Lake, Monticello, Sandow 4 and Sandow 5 generation facilities were reduced in total by $2.541 billion. Additional material impairments related to these or other of our generation facilities may occur in the future if forward wholesale electricity prices in ERCOT continue to decline or if the forecasted costs of producing electricity at our generation facilities increase. See Note 8 to the Financial Statements for further discussion of impairment of long-lived assets.

Global Climate Change and Other Environmental Matters — See Items 1 and 2, Business and Properties – Environmental Regulations and Related Considerations for discussion of global climate change, recent and anticipated EPA actions and various other environmental matters and their effects on the company.

Recent PUCT/ERCOT Actions — In the ERCOT market, a generation entity may submit a voluntary mitigation plan to the PUCT for ensuring compliance with the PUCT rules related to abuse of market power through economic withholding. In May 2015 the PUCT approved a voluntary mitigation plan submitted by Luminant. The plan specifies offering practices that Luminant could use when offering its generation into the ERCOT day-ahead and real-time markets. Adherence to the plan provides Luminant with an absolute defense under the PUCT rules against allegations of abuse of market power through economic withholding with respect to the specific behaviors addressed by the plan.

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

The duration of the Chapter 11 Cases is difficult to estimate and ultimately could be lengthy. The effectiveness of the Plan of Reorganization is subject to the satisfaction of certain conditions (some of which are not within our control). There can be no assurance that such conditions will be satisfied, and therefore, that the effectiveness of the Plan of Reorganization will occur. If the effective date of the reorganization does not occur, it may become necessary to amend the Plan of Reorganization to provide for alternative treatment of claims and interests which may result in holders of claims and interests receiving significantly less or no value for their claims and interests in the Chapter 11 Cases. If any modifications to the Plan of Reorganization are material, it may be necessary to re-solicit votes from holders of claims and interests adversely affected by the modifications with respect to such Plan. The resulting delay could require us to extend or refinance our DIP Facility and could adversely impact our liquidity. We will also be required to seek approvals of certain federal and state regulators in connection with the Chapter 11 Cases, which approvals may be denied, conditioned or delayed, and certain parties may intervene and protest approval. An extended duration of the Chapter 11 Cases due to these factors could exacerbate the risks identified above and the contentiousness of the Chapter 11 Cases.

While we are operating under Chapter 11, transactions outside of the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Facility and the Plan of Reorganization limit our ability to undertake certain business initiatives.

We have engaged outside counsel and other advisors who are experts in bankruptcy matters to assist our management and other employees with legal and administrative matters related to the Chapter 11 Cases to minimize disruption to and distraction from our business operations and to help ensure that we have sufficient liquidity through the duration of the Chapter 11 Cases.

Natural Gas Price and Market Heat Rate Exposure

Wholesale electricity prices in the ERCOT market have historically moved with the price of natural gas because marginal demand for electricity supply is generally met by natural gas fueled generation facilities. The price of natural gas has fluctuated due to changes in industrial demand, supply availability and other economic and market factors, and such prices have historically been volatile. As shown in the graph below, both settled and forward natural gas prices have generally declined over the last several years driven by development and expansion of hydraulic fracturing in natural gas extraction. (Amounts are per MMBtu.)
___________

(a)
Settled prices represent the average of NYMEX Henry Hub monthly settled prices of financial contracts for the year ending on the date presented. Forward prices represent the annual average of NYMEX Henry Hub monthly forward prices at the date presented. Three year forward prices are presented as such period is generally deemed to be a liquid period.

In contrast to our natural gas fueled generation facilities, changes in natural gas prices have no significant effect on the cost of generating electricity from our nuclear and lignite/coal fueled facilities, which represent the substantial majority of our generation capacity. All other factors being equal, these nuclear and lignite/coal fueled generation assets increase or decrease in value as natural gas prices and market heat rates rise or fall, respectively, because of the effect on wholesale electricity prices in ERCOT. A persistent decline in the price of natural gas would likely result in a material and adverse impact on our results of operations, liquidity and financial condition.

The wholesale market price of electricity divided by the market price of natural gas represents the market heat rate. Market heat rate can be affected by a number of factors including generation availability and the efficiency of the marginal supplier (generally natural gas fueled generation facilities) in generating electricity. Our market heat rate exposure is impacted by changes in the availability, such as additions and retirements of generation facilities, and mix of generation assets in ERCOT. For example, increasing renewable (wind and solar) generation capacity generally depresses market heat rates. Our heat rate exposure is impacted by potential economic backdown of our generation assets. Decreases in market heat rates decrease the value of our generation assets because lower market heat rates generally result in lower wholesale electricity prices, and vice versa. Even though market heat rates have generally increased over the past several years, wholesale electricity prices have declined due to the greater effect of falling natural gas prices.

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

•	continuing focus on cost management to better withstand gross margin volatility;

•	following a retail pricing strategy that appropriately reflects the magnitude and costs of commodity price, liquidity risk and retail demand variability, and

•	improving retail customer service to attract and retain high-value customers.

We have engaged in natural gas hedging activities to mitigate the risk of lower wholesale electricity prices due to declines in natural gas prices. While current and forward natural gas prices are currently depressed, we continue to seek opportunities to manage our wholesale power price exposure through hedging activities, including forward wholesale and retail electricity sales. At December 31, 2015, we had natural gas hedges through 2016 and 2017 to hedge a portion of electricity price exposure for our expected lignite/coal and nuclear fueled generation.

We mitigate market heat rate risk through retail and wholesale electricity sales contracts and shorter-term heat rate hedging transactions. We evaluate opportunities to mitigate market heat rate risk over extended periods through longer-term electricity sales contracts where practical considering pricing, credit, liquidity and related factors.

The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices and market heat rates on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on our unhedged position and forward prices at December 31, 2015, which for natural gas reflects estimates of electricity generation less amounts under existing wholesale and retail sales contracts and amounts related to hedging positions. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2016	2017
$1.00/MMBtu change in natural gas price (a)(b)	$ ~30	$ ~345
0.1/MMBtu/MWh change in market heat rate (c)	$ ~2	$ ~15
___________

(a)	Balance of 2016 is from February 1, 2016 through December 31, 2016.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at December 31, 2015.

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

New and Changing Environmental Regulations

We are subject to various environmental laws and regulations related to SO2, NOX and mercury as well as other emissions that impact air and water quality. We believe we are in compliance with all current laws and regulations, but regulatory authorities have recently adopted or proposed new rules, such as the EPA's CSAPR, Regional Haze Program, MATS and GHG rules. Certain of these adopted or proposed rules could require material capital expenditures and challenge the economic viability of any affected generation facility. If we make any major modifications to our electricity generation facilities, we may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the Clean Air Act. Any such modifications would likely result in substantial additional capital expenditures and challenge the economic viability of any affected generation facility. (See Note 13 to the Financial Statements for discussion of litigation related to our generation facilities and Environmental Contingencies and Items 1 and 2, Business and Properties – Environmental Regulations and Related Considerations.)

We also continue to closely monitor any potential legislative, regulatory and judicial changes pertaining to global climate change. In view of the fact that a substantial portion of our generation portfolio consists of lignite/coal fueled generation facilities, our results of operations, liquidity or financial condition could be materially affected by the enactment of any legislation, regulation or judicial action that mandates a reduction in GHG emissions or that imposes financial penalties, costs or taxes on entities that produce GHG emissions, or that establishes federal renewable energy portfolio standards. For example, federal, state or regional legislation or regulation addressing global climate change could result in us either incurring material costs to reduce our GHG emissions or to procure emission allowances or credits to comply with a mandatory cap-and-trade emissions reduction program and/or challenge the economic viability of any affected generation facility. See further discussion under Items 1 and 2, Business and Properties – Environmental Regulations and Related Considerations.

Competitive Retail Markets and Customer Retention

Competitive retail activity in ERCOT has resulted in retail customer churn as customers switch providers for various reasons. Our total retail customer counts declined less than 1% in 2015, 1% in 2014 and 3% in 2013. Based upon 2015 results discussed below in Results of Operations, a 1% decline in residential customers would result in a decline in annual revenues of approximately $29 million. In responding to the competitive landscape in the ERCOT marketplace, we have reduced overall customer losses by focusing on the following key initiatives:

•	Maintaining competitive pricing initiatives on residential service plans;

•
Actively competing for new customers in areas in ERCOT open to competition, while continuing to strive to enhance the experience of our existing customers. The customer retention strategy remains focused on continuing to implement initiatives to deliver world-class customer service and improve the overall customer experience;

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

Exposures Related to Nuclear Asset Outages

Our nuclear assets are comprised of two generation units at the Comanche Peak plant site, each with an installed nameplate capacity of 1,150 MW. These units represent approximately 17% of our total generation capacity. The nuclear generation units represent our lowest marginal cost source of electricity. Assuming both nuclear generation units experienced an outage, the unfavorable impact to pretax earnings is estimated (based upon forward electricity market prices for 2016 at December 31, 2015) to be approximately $1 million per day before consideration of any costs to repair the cause of an outage or any insurance proceeds. Also see discussion of nuclear facilities insurance in Note 13 to the Financial Statements.

The inherent complexities and related regulations associated with operating nuclear generation facilities result in environmental, regulatory and financial risks. The operation of nuclear generation facilities is subject to continuing review and regulation by the NRC, including potential regulation as a result of the NRC's ongoing analysis and response to the effects of the natural disaster on nuclear generation facilities in Fukushima, Japan in 2010, covering, among other things, operations, maintenance, emergency planning, security, and environmental and safety protection. The NRC may implement changes in regulations that result in increased capital or operating costs, and it may require extended outages, modify, suspend or revoke operating licenses and impose fines for failure to comply with its existing regulations and the provisions of the Atomic Energy Act. In addition, an unplanned outage at another nuclear generation facility could result in the NRC taking action to shut down the Comanche Peak units as a precautionary measure.

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

Push Down of Merger-Related Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. Merger-related debt of EFH Corp. (parent) that is fully and unconditionally guaranteed on a joint and several basis by EFCH and EFIH is subject to push down in accordance with SEC Staff Accounting Bulletin Topic 5-J, and as a result, a portion of such debt and related interest expense is reflected in EFCH's financial statements. Merger-related debt of EFH Corp. held by its subsidiaries is not subject to push down. The amount reflected in EFCH's balance sheet represents 50% of the EFH Corp. Merger-related debt guaranteed by EFCH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., EFCH records the settlement of such amounts (net of income tax) as noncash capital contributions from EFH Corp. As a result of transactions completed in January 2013, $60 million principal amount of debt remains subject to push down at December 31, 2015 and 2014. See Note 12 to the Financial Statements.

Impairment of Goodwill and Other Long-Lived Assets

We evaluate long-lived assets (including intangible assets with finite lives) for impairment, in accordance with accounting standards related to impairment or disposal of long-lived assets, whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. For our generation assets, possible indications include an expectation of continuing long-term declines in natural gas prices and/or market heat rates or an expectation that "more likely than not" a generation asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. The determination of the existence of these and other indications of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. Further, the unique nature of our property, plant and equipment, which includes a fleet of generation assets with a diverse fuel mix and individual generation units that have varying production or output rates, requires the use of significant judgments in determining the existence of impairment indications and the grouping of assets for impairment testing. We generally utilize an income approach measurement to derive fair values for our long-lived generation assets. The income approach involves estimates of future performance that reflect assumptions regarding, among other things, forward natural gas and electricity prices, market heat rates, the effects of environmental rules, generation plant performance, forecasted capital expenditures and forecasted fuel prices. Any significant change to one or more of these factors can have a material impact on the fair value measurement of our long-lived assets. As a result of the decrease in forecasted wholesale electricity prices, potential effects from environmental regulations and changes to our operating plans in 2015 and 2014, we evaluated the recoverability of our generation assets. In 2013, we evaluated the recoverability of the assets of our joint venture to develop additional nuclear generation units. See Note 8 to the Financial Statements for a discussion of the impairment charges related to certain of those assets. Additional material impairments related to these or other of our generation facilities may occur in the future if forward wholesale electricity prices in ERCOT continue to decline or if additional environmental regulations increase the cost of producing electricity at our generation facilities.

Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually (we have selected December 1 as our annual test date) or whenever events or changes in circumstances indicate an impairment may exist, such as the indicators used to evaluate impairments to long-lived assets discussed above or declines in values of comparable public companies in our industry. As required by accounting guidance related to goodwill, we have allocated goodwill to our reporting unit, which essentially consists of TCEH, and goodwill impairment testing is performed at the reporting unit level. Under this goodwill impairment analysis, if at the assessment date, a reporting unit's carrying value exceeds its estimated fair value (enterprise value), the estimated enterprise value of the reporting unit is compared to the estimated fair values of the reporting unit's assets (including identifiable intangible assets) and liabilities at the assessment date, and the resultant implied goodwill amount is then compared to the recorded goodwill amount. Any excess of the recorded goodwill amount over the implied goodwill amount is written off as an impairment charge.

The determination of enterprise value involves a number of assumptions and estimates. We use a combination of fair value measurements to estimate enterprise values of our reporting units including: internal discounted cash flow analyses (income approach), and comparable publicly traded company values (market approach). The income approach involves estimates of future performance that reflect assumptions regarding, among other things, forward natural gas and electricity prices, market heat rates, the effects of environmental rules, generation plant performance, forecasted capital expenditures and retail sales volume trends, as well as determination of a terminal value. Another key variable in the income approach is the discount rate, or weighted average cost of capital, applied to the forecasted cash flows. The determination of the discount rate takes into consideration the capital structure, debt ratings and current debt yields of comparable public companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry. Enterprise value estimates based on comparable company values involve using trading multiples of EBITDA of those selected public companies to derive appropriate multiples to apply to the EBITDA of the reporting units. Critical judgments include the selection of comparable companies and the weighting of the value metrics in developing the best estimate of enterprise value.

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

Under hedge accounting, changes in fair value of instruments designated as cash flow hedges are recorded in other comprehensive income with an offset to derivative assets and liabilities to the extent the change in value is effective; that is, it mirrors the offsetting change in fair value of the forecasted hedged transaction. Changes in value that represent ineffectiveness of the hedge are recognized in net income immediately, and the effective portion of changes in fair value initially recorded in other comprehensive income are reclassified to net income in the period that the hedged transactions are recognized in net income. At December 31, 2015 and 2014 we did not have any derivatives designated as cash flow hedges.

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

Our Level 3 valuations generally apply to our interest rate swaps on TCEH's debt, congestion revenue rights, certain coal contracts, options to purchase or sell electricity, and electricity purchase and sales agreements for which the valuations include unobservable inputs, including the hourly shaping of the price curve. Level 3 valuations use largely unobservable inputs, with little or no supporting market activity, and assets and liabilities are classified as Level 3 if such inputs are significant to the fair value determination. Valuation risk is mitigated through the performance of stress testing of the significant inputs to understand the impact that varying assumptions may have on the valuation and other review processes performed to ensure appropriate valuation.

As part of our valuation of assets subject to fair value measurement, counterparty credit risk is taken into consideration by measuring the extent of netting arrangements in place with the counterparty along with credit enhancements and the estimated credit ratings, default rate factors and debt trading values of the counterparty. Our valuation of liabilities subject to fair value accounting takes into consideration the market's view of our credit risk along with the existence of netting arrangements in place with the counterparty and credit enhancements posted by us. We consider the credit risk adjustment to be a Level 3 input since judgment is used to assign credit ratings, recovery rate factors and default rate factors. The risk adjustment for our credit is what drove our interest rate swap valuations to be classified as Level 3 in 2013.

Valuations of Level 3 assets and liabilities can be sensitive to the assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. An illiquid market is one in which little or no observable activity has occurred or one that lacks willing buyers.

Valuations of several of our Level 3 assets and liabilities are sensitive to changes in discount rates, option-pricing model inputs such as volatility factors and credit risk adjustments. At December 31, 2015 and 2014, a 10% change in electricity price (per MWh) assumptions across unobservable inputs would cause an approximate $4 million and $3 million change, respectively, in net Level 3 assets and liabilities. At December 31, 2014, a 10% change in coal price assumptions across unobservable inputs would cause an approximate $7 million change in net Level 3 assets and liabilities.

See Note 15 to the Financial Statements for additional information about fair value measurements, including information on unobservable inputs and related valuation sensitivities and a table presenting the changes in Level 3 assets and liabilities for the years ended December 31, 2015, 2014 and 2013.

Revenue Recognition

Our revenue includes an estimate for unbilled revenue related to our electricity customers that represents estimated daily kWh consumption after the meter read date to the end of the period multiplied by the applicable billing rates. Estimated daily kWh usage is derived using metered consumption as well as historical kWh usage information adjusted for weather and other measurable factors affecting consumption. Calculations of unbilled revenues during certain interim periods are generally subject to more estimation variability because of seasonal changes in demand. Accrued unbilled revenues totaled $231 million, $239 million and $272 million at December 31, 2015, 2014 and 2013, respectively.

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

We recorded income tax benefits totaling $2 million, $10 million and $80 million in the years ended December 31, 2015, 2014 and 2013, respectively, related to resolution of IRS audit matters. See Note 5 to the Financial Statements regarding uncertain tax positions.

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

•
Reporting in a new line in the statements of consolidated income (loss) of incremental items of income or loss related to bankruptcy, such as professional fees, as well as adjustments of liabilities to their estimated allowed claim amounts and ultimately settlement amounts as a separate line item in the statements of consolidated income (loss);

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

RESULTS OF OPERATIONS

Sales Volume and Customer Count Data

	Year Ended December 31,			2015	2014
	2015	2014	2013	% Change	% Change
Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	21,923	21,910	22,791	0.1	(3.9)
Small business (a)(b)	5,180	5,250	4,976	(1.3)	5.5
Large business and other customers (b)	14,109	11,351	10,227	24.3	11.0
Total retail electricity	41,212	38,511	37,994	7.0	1.4
Wholesale electricity sales volumes (c)	23,533	32,965	38,320	(28.6)	(14.0)
Total sales volumes	64,745	71,476	76,314	(9.4)	(6.3)

Average volume (kWh) per residential customer (d)	14,673	14,530	14,815	1.0	(1.9)

Weather (North Texas average) – percent of normal (e):
Cooling degree days	105.4%	101.4%	103.0%	3.9	(1.6)
Heating degree days	103.8%	117.8%	117.8%	(11.9)	—

Customer counts:
Retail electricity customers (end of period, in thousands) (f):
Residential	1,489	1,500	1,516	(0.7)	(1.1)
Small business (a)(g)	162	168	171	(3.6)	(1.8)
Large business and other customers (g)	42	29	22	44.8	31.8
Total retail electricity customers	1,693	1,697	1,709	(0.2)	(0.7)
___________

(a)	Customers with demand of less than 1 MW annually.

(b)
Year ended December 31, 2014 and 2013 volumes reflect a reclassification of 638 GWh and 411 GWh, respectively, of retail electricity sales volumes from small business to large business and other customers to conform to current presentation.

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

(g)
Year ended December 31, 2014 and 2013 counts reflect reclassification of eight thousand and five thousand, respectively, retail electricity customers from small business to large business and other customers to conform to current presentation.

Revenue and Commodity Hedging and Trading Activities

	Year Ended December 31,			2015	2014
	2015	2014	2013	% Change	% Change
Operating revenues:
Retail electricity revenues:
Residential	$2,931	$2,970	$2,984	(1.3)	(0.5)
Small business (a) (b)	634	657	647	(3.5)	1.5
Large business and other customers (b)	884	786	708	12.5	11.0
Total retail electricity revenues	4,449	4,413	4,339	0.8	1.7
Wholesale electricity revenues (c)(d)	680	1,267	1,282	(46.3)	(1.2)
Amortization of intangibles (e)	23	23	22	—	4.5
Other operating revenues	218	275	256	(20.7)	7.4
Total operating revenues	$5,370	$5,978	$5,899	(10.2)	1.3

Net gain (loss) from commodity hedging and trading activities:
Realized net gains	$217	$387	$1,057
Unrealized net gains (losses)	117	(376)	(1,111)
Total	$334	$11	$(54)
___________

(a)	Customers with demand of less than 1 MW annually.

(b)
Year ended December 31, 2014 and 2013 amounts reflect a reclassification of $44 million and $33 million, respectively, of retail electricity revenues from small business to large business and other customers to conform to current presentation.

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

(d)	Includes net amounts related to sales and purchases of balancing energy in the ERCOT real-time market.

(e)	Represents amortization of the intangible net asset value of retail and wholesale electricity sales agreements resulting from purchase accounting.

Production, Purchased Power and Delivery Cost Data

	Year Ended December 31,			2015	2014
	2015	2014	2013	% Change	% Change
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$146	$147	$173	(0.7)	(15.0)
Fuel for lignite/coal facilities	736	784	869	(6.1)	(9.8)
Total nuclear and lignite/coal facilities (a)	882	931	1,042	(5.3)	(10.7)
Fuel for natural gas facilities and purchased power costs (a)	252	316	292	(20.3)	8.2
Amortization of intangibles	6	40	37	(85.0)	8.1
Other costs	160	227	196	(29.5)	15.8
Fuel and purchased power costs	1,300	1,514	1,567	(14.1)	(3.4)
Delivery fees	1,392	1,328	1,281	4.8	3.7
Total	$2,692	$2,842	$2,848	(5.3)	(0.2)
Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$7.32	$7.90	$8.45	(7.3)	(6.5)
Lignite/coal facilities (b)	$21.03	$19.79	$19.93	6.3	(0.7)
Natural gas facilities and purchased power (c)	$46.16	$49.48	$46.62	(6.7)	6.1
Delivery fees per MWh	$33.64	$34.36	$33.57	(2.1)	2.4
Production and purchased power volumes (GWh):
Nuclear facilities	19,954	18,636	20,487	7.1	(9.0)
Lignite/coal facilities (d)	41,817	48,878	52,023	(14.4)	(6.0)
Total nuclear and lignite/coal facilities	61,771	67,514	72,510	(8.5)	(6.9)
Natural gas facilities	709	816	899	(13.1)	(9.2)
Purchased power (e)	2,265	3,146	2,905	(28.0)	8.3
Total energy supply volumes	64,745	71,476	76,314	(9.4)	(6.3)
Capacity factors:
Nuclear facilities	99.0%	92.5%	101.7%	7.0	(9.0)
Lignite/coal facilities (d)	59.5%	69.6%	74.1%	(14.5)	(6.1)
Total	68.3%	74.7%	80.2%	(8.6)	(6.9)
___________

(a)	See footnote (c) to the Revenue and Commodity Hedging and Trading Activities table on previous page.

(b)
Includes depreciation and amortization of lignite mining assets, which is reported in the depreciation and amortization expense line item, but is part of overall fuel costs and excludes unrealized amounts as discussed in footnote (c) to the Revenue and Commodity Hedging and Trading Activities table on previous page.

(c)	Excludes volumes related to line loss and power imbalances and unrealized amounts as discussed in footnote (c) to the Revenue and Commodity Hedging and Trading Activities table on previous page.

(d)	Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal fueled units totaling 19,900 GWh, 15,770 GWh and 12,460 GWh in 2015, 2014 and 2013, respectively.

(e)	Includes amounts related to line loss and power imbalances.

Financial Results – Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating revenues decreased $608 million, or 10%, to $5.370 billion in 2015.

Retail electricity revenues increased $36 million, or 1%, to $4.449 billion in 2015 primarily reflecting a $310 million increase due to volumes, partially offset by a $274 million decrease due to lower average prices. The increase in retail sales volumes primarily reflected net increases in business sales volumes, which was offset by lower average retail prices primarily for business markets customers.

Wholesale electricity revenues decreased $587 million, or 46%, to $680 million in 2015 reflecting a $362 million decrease in sales volumes and a $225 million decrease due to lower average wholesale electricity prices. A 29% decrease in wholesale electricity sales volumes was driven by lower generation volumes that resulted from increased economic backdown (including seasonal operations) at our lignite/coal generation facilities. The increased economic backdown at our generation facilities and the lower average wholesale electricity sales prices were driven by a 35% decline in average wholesale electricity prices in the year ended December 31, 2015, which was impacted by lower natural gas prices during the period compared to natural gas prices in 2014.

Fuel, purchased power costs and delivery fees decreased $150 million, or 5%, to $2.692 billion in 2015. Fuel for lignite/coal facilities decreased $48 million reflecting lower generation volumes, partially offset by higher lignite mining costs and more western coal in the fuel blend. Fuel for natural gas facilities and purchased power costs decreased $64 million primarily reflecting a 28% decrease in purchased power volumes and lower natural gas prices and generation for natural gas generation units. Amortization of intangibles decreased $34 million reflecting decreased amortization of favorable purchase contracts due to impairments recorded at the end of 2014. See Note 4 to the Financial Statements for further discussion of the impairment charges. Other costs decreased $67 million reflecting a $49 million decrease in natural gas purchases for resale and an $18 million decrease in ERCOT ancillary service fees, both driven by lower market prices. Delivery fees increased $64 million primarily reflecting higher retail volumes.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $334 million and $11 million in net gains for the years ended December 31, 2015 and 2014, respectively.

	Year Ended December 31, 2015
	Net Realized Gains	Net Unrealized Gains (Losses)	Total
Hedging positions	$206	$126	$332
Trading positions	11	(9)	2
Total	$217	$117	$334

	Year Ended December 31, 2014
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Hedging positions	$397	$(393)	$4
Trading positions	(10)	17	7
Total	$387	$(376)	$11

Net realized gains on hedging and trading positions decreased $170 million, reflecting lower gains due to the 2014 termination of our favorable long-term natural gas hedging program, partially offset by other realized gains from declining market prices in 2015.

The $493 million favorable change in net unrealized results primarily reflected the 2014 reversal of previously recorded unrealized gains related to the favorable pricing of our long-term natural gas hedging program that terminated in 2014 along with favorable unrealized gains in 2015 due to the impact of declining natural gas prices on our hedging positions.

Operating costs decreased $80 million, or 9%, to $834 million in 2015. The decrease was driven by $55 million in lower nuclear maintenance costs reflecting a spring refueling in 2014 that was absent in 2015, as well as lower lignite/coal facilities operating costs reflecting lower generation.

Depreciation and amortization expenses decreased $418 million, or 33%, to $852 million in 2015 primarily reflecting reduced depreciation expense resulting from the effect of noncash impairments of certain long-lived assets recorded at the end of 2014 and during 2015.

In 2015 and 2014, noncash impairments of goodwill totaling $2.2 billion and $1.6 billion, respectively, were recorded as discussed in Note 4 to the Financial Statements.

In 2015 and 2014, noncash impairments of certain long-lived assets totaling $2.541 billion and $4.670 billion, respectively, were recorded as discussed in Note 8 to the Financial Statements.

Other deductions totaled $93 million in 2015 and $281 million in 2014. Other deductions in 2015 included impairments of identifiable intangible assets totaling $84 million. Other deductions in 2014 include a $183 million impairment of intangible assets related to favorable purchase contracts and $80 million related to environmental credits. See Note 7 to the Financial Statements.

Interest expense and related charges decreased $465 million, or 26%, to $1.293 billion in 2015. The decrease reflected:

•	$878 million in lower interest expense on pre-petition debt due to the discontinuance of interest due to the Chapter 11 Cases, and

•	$86 million in lower amortization of pre-petition debt issuances, amendment and extension costs and discounts due to reclassification of such amounts to liabilities subject to compromise in 2014,

partially offset by

•
$405 million in higher expense related to adequate protection payments approved by the Bankruptcy Court for the benefit of TCEH secured creditors in the year ended December 31, 2015 as compared to the post-petition period ended December 31, 2014;

•	$65 million in mark-to-market net gains on interest rate swaps in 2014, and

•	$26 million in higher interest expense on debtor-in-possession financing in the year ended December 31, 2015 as compared to the post-petition period ended December 31, 2014.

Reorganization items totaled $1 million and $521 million in 2015 and 2014, respectively. Activity in 2015 included $897 million related to the adjustment of expected allowed claims of pre-petition debt to remove issuance costs and debt premiums/discounts, $141 million in legal advisory and representation services, $69 million in other professional consulting and advisory services and $40 million in expense primarily related to net contract claim and assumption adjustments, largely offset by a $736 million gain associated with the impacts of the Settlement Agreement on certain pre-petition intercompany claims, a $382 million gain on settlement of debt held by affiliates, $20 million in adjustments for accrued interest on intercompany debt forgiven as part of the Settlement Agreement and a $19 million gain due to the settlement of liabilities under a management agreement with our Sponsors. Activity in 2014 included a $277 million expense related to a liability adjustment arising from termination of interest rate swap agreements and natural gas hedging positions (see Note 16 to Financial Statements), $92 million in fees associated with completion of the DIP Facility discussed in Note 11 to Financial Statements, $65 million in legal advisory and representation services and $67 million in other professional consulting and advisory services. See Note 10 to the Financial Statements for additional discussion.

Income tax benefit totaled $858 million and $2.330 billion on pretax losses in 2015 and 2014, respectively. Excluding the $15 million income tax benefit recorded in 2014 related to an adjustment of reserves for uncertain tax positions for the 2007 tax year, the nondeductible goodwill impairment charges in both 2015 and 2014 and a valuation allowance recorded against deferred tax assets of $191 million in 2015, the effective tax rate was 32.2% in 2015 and 33.3% in 2014. See Note 5 to the Financial Statements for additional discussion.

Net loss attributable to EFCH decreased $1.626 billion to a net loss of $4.603 billion in 2015. The decrease primarily reflected the larger noncash impairment charges of certain long-lived assets in 2014, the decrease in interest expense, the decrease in depreciation and amortization expense and a decrease in reorganization items expense.

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

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities, which totaled $11 million in net gains and $54 million in net losses for the years ended December 31, 2014 and 2013, respectively, and includes the natural gas hedging positions discussed in Note 16 to the Financial Statements, as well as other hedging positions.

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

SG&A expenses decreased $48 million, or 6%, to $708 million in 2014 reflecting $41 million in lower legal and other professional services costs associated with our debt restructuring activities prior to the Petition Date and $29 million in lower allocated Sponsor Group management fees, partially offset by $14 million in higher employee compensation and benefit costs. Legal and other professional services costs associated with the Chapter 11 Cases since the Petition Date are reported in reorganization items as discussed below.

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

Reorganization items totaled $521 million in 2014 and included a $277 million expense related to adjustment of a liability arising from termination of interest rate swap agreements and natural gas hedging positions (see Note 16 to the Financial Statements), $92 million in fees associated with completion of the DIP Facility (see Note 11 to the Financial Statements), $67 million in professional consulting and advisory services fees, $65 million in legal advisory and representation services fees and $20 million primarily related to contract claim adjustments. See Note 10 to the Financial Statements for additional discussion.

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

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the years ended December 31, 2015, 2014 and 2013. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $117 million in unrealized net gains, $368 million in unrealized net losses and $1.093 billion in unrealized net losses in 2015, 2014 and 2013, respectively, arising from mark-to-market accounting for positions in the commodity contract portfolio. The reduction in the net asset value in the portfolio in 2013 and 2014 primarily reflects the maturity and termination of positions in our long-term natural gas hedging program as a result of the Bankruptcy Filing. The portfolio consists primarily of economic hedges but also includes proprietary trading positions.

	Year Ended December 31,
	2015	2014	2013
Commodity contract net asset at beginning of period	$180	$525	$1,664
Settlements/termination of positions (a)	(263)	(385)	(1,039)
Changes in fair value of positions in the portfolio (b)	380	17	(54)
Other activity (c)	(26)	23	(46)
Commodity contract net asset at end of period	$271	$180	$525
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

Maturity Table — The following table presents the net commodity contract asset arising from recognition of fair values at December 31, 2015, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net asset at December 31, 2015
Source of fair value	Less than 1 year	1-3 years	Total
Prices actively quoted	$258	$(1)	$257
Prices provided by other external sources	(26)	3	(23)
Prices based on models	31	6	37
Total	$263	$8	$271

FINANCIAL CONDITION

Operating Cash Flows

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 — Cash provided by operating activities totaled $229 million in 2015 compared to cash provided by operating activities of $437 million in 2014. The decrease of $208 million was driven by higher cash used to pay for reorganization costs and higher interest payments.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 — Cash provided by operating activities totaled $437 million in 2014 compared to cash used in operating activities of $271 million in 2013. The change of $708 million was primarily driven by lower cash interest payments due to the discontinuation of interest paid on pre-petition debt (see Note 9 to the Financial Statements) and a decrease in cash used for margin deposits, partially offset by lower cash received from commodity hedging and trading activities reflecting lower gains on the natural gas hedging program.

Depreciation and amortization expense reported in the statements of consolidated cash flows exceeded the amount reported in the statements of consolidated income (loss) by $143 million, $170 million and $166 million for the years ended December 31, 2015, 2014 and 2013, respectively. The difference represented amortization of nuclear fuel, which is reported as fuel costs in the statements of consolidated income (loss) consistent with industry practice, and amortization of intangible net assets arising from purchase accounting that is reported in various other statements of consolidated income (loss) line items including operating revenues and fuel and purchased power costs and delivery fees.

Financing Cash Flows

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 — Cash used in financing activities totaled $43 million in 2015 compared to cash provided by financing activities of $1.099 billion in 2014. Activity in 2015 reflected the repayments of certain debt principal and fees. Activity in 2014 reflected $1.425 billion in borrowings from the DIP Facility, partially offset by $235 million in principal payments for pollution control revenue bonds and $92 million in fees associated with completion of the DIP Facility.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 — Cash provided by financing activities totaled $1.099 billion in 2014 compared to cash used in financing activities of $174 million in 2013. Activity in 2014 reflected $1.425 billion in borrowings from the DIP Facility, partially offset by $235 million in principal amount payments for pollution control revenue bonds and $92 million in payment of fees associated with completion of the DIP Facility. Activity in 2013 reflected scheduled repayments of debt and an $82 million repayment resulting from the termination of the accounts receivable securitization program (see Note 19 to the Financial Statements).

See Notes 11 and 12 to the Financial Statements for further details of the DIP Facility and pre-petition debt.

Investing Cash Flows

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 — Cash used in investing activities totaled $629 million and $439 million in 2015 and 2014, respectively. Cash used in 2015 reflected capital expenditures (including nuclear fuel purchases) totaling $460 million and a $123 million increase in restricted cash largely for supporting letters of credit issued under the DIP Facility. Cash used in 2014 reflected capital expenditures (including nuclear fuel purchases) totaling $413 million and a $350 million increase in restricted cash supporting letters of credit issued under the DIP Facility, partially offset by $392 million in restricted cash released from an escrow account when certain letters of credit were drawn.

Capital expenditures, including nuclear fuel, in 2015 totaled $460 million and consisted of:

•	$230 million for major maintenance, primarily in existing generation operations;

•	$82 million for environmental expenditures related to generation units;

•	$123 million for nuclear fuel purchases, and

•	$25 million for information technology and other corporate investments.

Cash capital expenditures in 2015 are net of $2 million of reimbursements from the DOE related to dry cask storage. We expect to be reimbursed for our allowable costs of constructing dry cask storage for spent nuclear fuel through 2016 in accordance with a settlement agreement with the DOE.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 — Cash used in investing activities totaled $439 million in 2014 and cash provided by investing activities totaled $16 million in 2013. The change of $455 million reflected $698 million in cash provided in 2013 from EFH Corp.'s repayment of the TCEH Demand Notes (see Note 18 to the Financial Statements). This was partially offset by a net $42 million source of cash from restricted cash activity in 2014 reflecting a $392 million source of cash from a collateral account when certain letters of credit were drawn (see Note 12 to the Financial Statements), partially offset by a $350 million use of restricted cash supporting new letters of credit issued under the DIP Facility. Other favorable changes in investing activity in 2014 included a reduction in capital expenditures (including nuclear fuel purchases) of $175 million, to $413 million, due to scope and timing of capital projects, including certain cancelled or deferred mining and generation projects, timing and costs of nuclear fuel purchases and pre-petition payments that were stayed due to the Bankruptcy Filing. Investing cash flows were also favorably affected by $40 million in cash used in 2013 to acquire the owner participant interest in a trust established to lease six natural gas-fired combustion turbines to TCEH.

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

Debt Activity — Debt activities during the year ended December 31, 2015 are as follows (all amounts presented are principal, and settlements include amounts related to capital leases and exclude amounts related to debt discount, financing and reacquisition expenses). There were no additional borrowings during the year ended December 31, 2015.

Settlements
TCEH (a)	$(55)
EFCH	(13)
Total	$(68)
____________

(a)
Settlements include $34 million related to a noncash reduction of debt related to a capital lease that was restructured as an operating lease, $16 million of payments of principal at scheduled maturity dates and $5 million of payments of capital lease liabilities.

See Notes 11 and 12 to the Financial Statements for further detail of the TCEH debtor-in-possession borrowing facility and pre-petition debt.

Available Liquidity — The following table summarizes changes in available liquidity for the year ended December 31, 2015.

	Available Liquidity
	December 31, 2015	December 31, 2014	Change
Cash and cash equivalents (a)	$1,400	$1,843	$(443)
TCEH DIP Revolving Credit Facility (b)	1,950	1,950	—
Total liquidity (b)	$3,350	$3,793	$(443)
___________

(a)
Cash and cash equivalents at December 31, 2015 and 2014 exclude $1.026 billion and $901 million, respectively, of restricted cash held for letter of credit support. The December 31, 2015 restricted cash balance includes $507 million under the TCEH pre-petition Letter of Credit Facility and $519 million under the DIP Facility.

(b)
Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of cash borrowings outstanding under the TCEH DIP Revolving Credit Facility without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

The decrease in available liquidity of $443 million in the year ended December 31, 2015 reflected cash used for capital expenditures and to pay reorganization expense in 2015, partially offset by cash provided by operations. See discussion of cash flows above.

Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of most pending judicial or administrative proceedings and the filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date (including with respect to our pre-petition debt instruments).

The Bankruptcy Court approved final orders in June 2014 authorizing the DIP Facility (see Note 11 to the Financial Statements). The DIP Facility provides for $3.375 billion in senior secured, super-priority financing.

We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization, but we cannot accurately predict the effect the Chapter 11 Cases will have on our operations, liquidity, financial position and results of operations. Based upon our current internal financial forecasts, we believe that we will have sufficient amounts available under the DIP Facility, plus cash generated from operations, to fund our anticipated cash requirements through at least the maturity date of the DIP Facility.

Debt Capacity — The DIP Facility permits, subject to certain terms, conditions and limitations, TCEH to request additional term loans or increases in the amount of the revolving credit commitment, not to exceed $750 million.

Capital Expenditures — Capital expenditures and nuclear fuel purchases for 2016 are expected to total approximately $400 million and include:

•	$275 million for investments in TCEH generation facilities, including approximately:

•	$225 million for major maintenance and

•	$50 million for environmental expenditures related to the MATS and other regulations;

•	$75 million for nuclear fuel purchases and

•	$50 million for information technology and other corporate investments.

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

Exchange cleared transactions typically require initial margin (i.e., the upfront cash and/or letter of credit posted to take into account the size and maturity of the positions and credit quality) in addition to variation margin (i.e., the daily cash margin posted to take into account changes in the value of the underlying commodity). The amount of initial margin required is generally defined by exchange rules. Clearing agents, however, typically have the right to request additional initial margin based on various factors including market depth, volatility and credit quality, which may be in the form of cash, letters of credit, a guaranty or other forms as negotiated with the clearing agent. Cash collateral received from counterparties is either used for working capital and other corporate purposes, including reducing borrowings under credit facilities, or is required to be deposited in a separate account and restricted from being used for working capital and other corporate purposes. At December 31, 2015, essentially all cash collateral held was unrestricted. With respect to over-the-counter transactions, counterparties generally have the right to substitute letters of credit for such cash collateral. In such event, the cash collateral previously posted would be returned to such counterparties, which would reduce liquidity in the event the cash was not restricted.

At December 31, 2015, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$6 million in cash has been posted with counterparties as compared to $9 million posted at December 31, 2014;

•	$152 million in cash has been received from counterparties as compared to $26 million received at December 31, 2014;

•	$230 million in letters of credit have been posted with counterparties, as compared to $329 million posted at December 31, 2014, and

•	$3 million in letters of credit have been received from counterparties, as compared to $3 million received at December 31, 2014.

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

EFH Corp. and certain of its subsidiaries (including EFCH and TCEH) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that the Debtors will reject this agreement at the effective time of the Plan of Reorganization. Under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes. However, solely for accounting purposes, the EFH Corp. group continues to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

In June 2015, the Texas margin tax rate was permanently reduced from 1.0% to 0.75% effective for tax years beginning on or after January 1, 2015. Due to the rate reduction, deferred tax balances have been adjusted resulting in an income tax benefit of $9 million recorded in the second quarter of 2015 (see Note 6 to the Financial Statements).

EFH Corp. expects to generate additional net operating losses (NOLs) during our Chapter 11 Cases and estimate that the EFH Corp. consolidated group will have approximately $6.8 billion of NOLs at the time of emergence (assuming a June 30, 2016 emergence date), of which approximately $5.0 billion are expected to be attributable to EFCH. In addition to the NOLs generated through 2015 of approximately $2.8 billion, EFH Corp. expects to generate approximately $4.0 billion of NOLs during the six months ended June 30, 2016 (assuming a June 30, 2016 emergence date), primarily attributable to projected deferred interest deductions associated with debt extinguishment gains of approximately $2.3 billion that are expected to be recognized at emergence, projected deferred losses associated with termination of certain interest rate swaps of approximately $600 million, and projected net losses from ordinary course operations, including interest and tax depreciation deductions of approximately $1.1 billion. See Note 7 to the Financial Statements for detail of deferred income tax assets and liabilities and NOL carryforwards as of December 31, 2015. The projected amount of NOLs at emergence is an estimate that is subject to adjustment, including but not limited to, as a result of the ultimate outcome of the claim against Texas Transmission described in Note 2 to the Financial Statements. Of the projected $6.8 billion of NOLs, we intend to utilize up to approximately $6.3 billion of NOLs to offset taxable gain recognized in connection with the Plan of Reorganization that will result in a step-up in the tax basis of certain assets of TCEH, with the exact amount being utilized depending on, among other things, the fair value and tax basis of the assets included in the transaction resulting in the step-up in tax basis. It is expected that the assets of TCEH (including assets expected to be contributed to Reorganized TCEH as contemplated by the Plan of Reorganization at the time of emergence) will have an aggregate tax basis (exclusive of cash, net working capital, and certain other assets with minimal tax basis) of approximately $5.3 billion at the time of emergence (prior to giving effect to such step-up in tax basis). These amounts do not include any tax basis attributable to the La Frontera CCGTs that would be included in TCEH's assets as of June 30, 2016 if the acquisition of such assets occurs on or prior to such date (see Note 3 to the Financial Statements). The table below provides an estimate of the projected tax basis of certain of our assets at the time of emergence.

Plant/Asset	Projected Tax Basis as of June 30, 2016 of Depreciable Assets Placed in Service as of December 31, 2014	Projected Tax Basis of Inventory, Construction Work in Process and 2015 and 2016 Capital Expenditures as of June 30, 2016	Projected Tax Basis of Non-Depreciable Assets as of June 30, 2016	Projected Tax Basis as of June 30, 2016
Big Brown	$120		$50	$170
Monticello	$340	$150	$160	$650
Martin Lake	$420	$270	$220	$910
Sandow 4	$140	$70		$210
Sandow 5	$540	$20	$50	$610
Oak Grove	$1,220	$130	$100	$1,450
Comanche Peak	$260	$230	$10	$500
Nuclear fuel				$210
Gas plants	$140	$10		$150
TXU Energy	$100	$20		$120
EFH Corporate Services, EFH Properties and other	$90	$180	$10	$280
Total				$5,260
EFH Corp. is seeking a private letter ruling from the IRS regarding the proposed transaction that would result in the step-up in tax basis described above (see Note 2 to the Financial Statements). The determination of which assets will receive a step-up in tax basis depends upon the fair market value and the tax basis of such assets at the time of emergence under the Plan of Reorganization. Applicable GAAP guidance may require deferred tax assets reflected in our financial statements be subjected to a full or partial valuation allowance in future periods, unless and until a transaction occurs that results in the utilization of such deferred tax assets.

Income Tax Payments — In the next twelve months, EFCH income tax payments to EFH Corp. under the Federal and State Income Tax Allocation Agreement related to the Texas margin tax are expected to total approximately $19 million, and we do not expect to make any payments or receive any refunds from EFH Corp. related to federal income taxes. However, see Note 5 to the Financial Statements for discussion of future payments to the IRS that were formally assessed to EFH Corp. in 2015 related to the final conclusion of audit issues for tax years 2008 and 2009. Forecasted payments related to the Texas margin tax have been reduced due to the recent enactment of a rate reduction in the Texas margin tax rate. Income tax payments totaled $29 million, $33 million and $137 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We cannot reasonably estimate the ultimate amounts and timing of tax payments associated with uncertain tax positions, but expect that no material federal income tax payments related to such positions will be made in the next twelve months (see Note 5 to the Financial Statements).

Capitalization — At December 31, 2015, our capitalization ratios consisted of 326.2% borrowings under the TCEH debtor-in-possession credit facility (classified as due currently), debt (less amounts due currently) and pre-petition notes, loans and other debt reported as liabilities subject to compromise, and (226.2)% membership interests. Total borrowings under the TCEH debtor-in-possession credit facility, debt and pre-petition notes, loans and other debt reported as liabilities subject to compromise to capitalization was 325.5% at December 31, 2015. At December 31, 2014, our capitalization ratios consisted of 223.7% debt, less amounts with contractual maturity dates in the next twelve months, and (123.7)% membership interests. Total debt to capitalization was 223.5% at December 31, 2014.

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

The agreement governing the DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00, beginning with the test period ending June 30, 2014. The ratio was 1.39 to 1.00 at December 31, 2015, and TCEH is in compliance with this covenant. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the DIP Facility less unrestricted cash. TCEH's Consolidated EBITDA (as used in the covenant contained in the agreement governing the DIP Facility) for the year ended December 31, 2015 totaled $1.628 billion. See Exhibit 99(b) for a reconciliation of TCEH's net income (loss) to Consolidated EBITDA.

See Note 11 to the Financial Statements for discussion of other covenants related to the DIP Facility.

Collateral Support Obligations — The RCT has rules in place to assure that parties can meet their mining reclamation obligations, including through self-bonding when appropriate. In June 2014, the RCT agreed to accept a collateral bond from TCEH of up to $1.1 billion as a substitute for its self-bond. The collateral bond is a $1.1 billion carve out from the super-priority liens under the DIP Facility that will enable the RCT to be paid before the DIP Facility lenders in the event of a liquidation of TCEH's assets. Collateral support relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts.

Certain transmission and distribution utilities in Texas are required to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's below investment grade credit rating, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. The amount of collateral support required to be posted, as well as the time period of transition charges covered, varies by utility. At December 31, 2015, TCEH has posted collateral support in the form of letters of credit to the applicable utilities in an aggregate amount equal to $21 million, with $6 million of this amount posted for the benefit of Oncor.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at December 31, 2015, TCEH posted letters of credit in the amount of $55 million, which are subject to adjustments.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, in the form of letters of credit, totaling $65 million at December 31, 2015 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Under the terms of a TCEH rail car lease, which has $16 million in remaining lease payments at December 31, 2015 and terminates in 2020, if TCEH fails to perform under agreements causing its indebtedness in an aggregate principal amount of $100 million or more to become accelerated, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

Under the terms of another TCEH rail car lease, which has $6 million in remaining lease payments at December 31, 2015 and terminates in 2018, if payment obligations of TCEH in excess of $200 million in the aggregate to third-party creditors under lease agreements, deferred purchase agreements or loan or credit agreements are accelerated prior to their original stated maturity, the lessor could, among other remedies, terminate the lease and effectively accelerate the payment of any remaining lease payments due under the lease. Under the Bankruptcy Code, the lessors are stayed from taking any action against the Debtors as a result of the default.

Contractual Obligations and Commitments — The following table summarizes the amounts and related maturities of our contractual cash obligations at December 31, 2015 (see Notes 11 and 13 to the Financial Statements for additional disclosures regarding these debt and noncancellable purchase obligations). Pre-petition liabilities subject to compromise (i.e., obligations incurred or accrued prior to the Bankruptcy Filing) are being administered by the Bankruptcy Court and are excluded from the table below due to the uncertainty related to when those obligations will mature. As part of the Chapter 11 Cases, we have rejected or renegotiated certain contractual obligations and commitments, including certain leases, commodity purchase and service agreements. These new terms are reflected in the table below.

Contractual Cash Obligations:	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Debt – principal, including capital leases (a)	$1,456	$16	$8	$2	$1,482
Debt – interest (b)	51	3	1	—	55
Operating leases	24	56	51	139	270
Obligations under commodity purchase and services agreements (c)	550	182	105	146	983
Total contractual cash obligations	$2,081	$257	$165	$287	$2,790
___________

(a)
Includes $1.425 billion of borrowings under the DIP Facility and $57 million principal amount of long-term debt, including capital leases. Excludes unamortized discounts and fair value premiums and discounts related to purchase accounting.

(b)	Contractual and adequate protection interest payments are excluded.

(c)
Includes capacity payments, nuclear fuel and natural gas take-or-pay contracts, coal contracts, business services and nuclear related outsourcing and other purchase commitments. Amounts presented for variable priced contracts reflect the year-end 2015 price for all periods except where contractual price adjustment or index-based prices are specified.

The following are not included in the table above:

•	liabilities subject to compromise (see Note 12 to the Financial Statements);

•	arrangements between affiliated entities and intercompany debt (see Note 18 to the Financial Statements);

•
individual contracts that have an annual cash requirement of less than $1 million (however, multiple contracts with one counterparty that are more than $1 million on an aggregated basis have been included);

•	contracts that are cancellable without payment of a substantial cancellation penalty;

•	employment contracts with management, and

•
liabilities related to uncertain tax positions totaling $36 million (as well as accrued interest totaling $4 million) discussed in Note 5 to the Financial Statements as the ultimate timing of payment, if any, is not known.

Guarantees — See Note 13 to the Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 13 and 19 to the Financial Statements regarding guarantees and VIEs, respectively.

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

	Year Ended December 31,
	2015	2014
Month-end average MtM VaR:	$68	$50
Month-end high MtM VaR:	$97	$129
Month-end low MtM VaR:	$49	$22

{CH} Earnings at Risk (EaR) — This measurement estimates the potential reduction of pretax earnings for the periods presented, due to changes in market conditions, of all energy-related contracts marked-to-market in net income and contracts not marked-to-market in net income that are expected to be settled within the fiscal year (physical purchases and sales of commodities), based on a 95% confidence level and an assumed holding period of five to 60 days.

	Year Ended December 31,
	2015	2014
Month-end average EaR:	$45	$27
Month-end high EaR:	$92	$60
Month-end low EaR:	$26	$4

The increase in the month end average MtM VaR risk measure during 2015 reflected increased net commodity positions and increased price volatility.

Interest Rate Risk

The following table provides information concerning our financial instruments at December 31, 2015 and 2014 that are sensitive to changes in interest rates, which consist of debtor-in-possession financing and pre-petition obligations that are fully secured and other obligations that are allowed to be paid as ordered by the Bankruptcy Court. Other pre-petition obligations (i.e., obligations incurred or accrued prior to the Bankruptcy Filing) are being administered by the Bankruptcy Court and are excluded from the table below due to the uncertainty related to when those obligations will mature. See Note 11 to the Financial Statements for further discussion of these financial instruments.

	2015 Total Carrying Amount	2015 Total Fair Value	2014 Total Carrying Amount	2014 Total Fair Value
Debt amounts (a):
Long-term debt not subject to compromise	$52	$53	$76	$79
Average interest rate	8.16%		8.12%
Borrowings under TCEH debtor-in-possession credit facility	$1,425	$1,411	$1,425	$1,430
Average interest rate (b)	3.75%		3.75%
Total debt	$1,477	$1,464	$1,501	$1,509

___________

(a)	Capital leases and the effects of unamortized premiums and discounts are excluded from the table.

(b)	The weighted average interest rate presented is based on the rate in effect at December 31, 2015.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before credit collateral) arising from commodity contracts and hedging and trading activities totaled $790 million at December 31, 2015. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at December 31, 2015 include $426 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $51 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables and amounts associated with derivative instruments related to hedging and trading activities. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy trading and marketing companies. At December 31, 2015, the exposure to credit risk from these counterparties totaled $364 million consisting of accounts receivable of $40 million and net asset positions related to commodity contracts of $324 million, after taking into account the netting provisions of the master agreements described above but before taking into account $150 million in credit collateral (cash, letters of credit and other credit support). The net exposure (after credit collateral) of $214 million decreased $31 million in the year ended December 31, 2015.

Of this $214 million net exposure, 90% is with investment grade customers and counterparties, as determined by our internal credit evaluation process which includes publicly available information including major rating agencies' published ratings as well as internal credit methodologies and credit scoring models. Those customers and counterparties without an S&P rating of at least BBB- or similar rating from another major rating agency are rated using internal credit methodologies and credit scoring models to estimate an S&P equivalent rating. The company routinely monitors and manages credit exposure to these customers and counterparties based on, but not limited to, the assigned credit rating, margining and collateral management.

The following table presents the distribution of credit exposure at December 31, 2015. This credit exposure largely represents wholesale trade accounts receivable and net asset positions related to commodity contracts and hedging and trading activities (a substantial majority of which mature in 2015) recognized as derivative assets in the consolidated balance sheets, after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 16 to the Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$339	$147	$192
Below investment grade or no rating	25	3	22
Totals	$364	$150	$214
Investment grade	93.1%		89.7%
Below investment grade or no rating	6.9%		10.3%

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

Significant (10% or greater) concentration of credit exposure exists with two counterparties, which represented 51% and 22% of the $214 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, Risk Factors and the discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
our ability to satisfy the terms and conditions set forth in, and to receive the required approvals required under, the Plan of Reorganization, the Merger and Purchase Agreement and the Plan Support Agreement;

•	the breach by one or more of our counterparties under the Merger and Purchase Agreement and/or the Plan Support Agreement;

•
the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases, including the Plan of Reorganization, and any additional strategies we employ to address our liquidity and capital resources;

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

•	the duration and related costs of the Chapter 11 Cases;

•	the actions and decisions of regulatory authorities relative to the Plan of Reorganization;

•	restrictions on our operations due to the terms of our debt agreements, including the DIP Facility, and restrictions imposed by the Bankruptcy Court;

•	our ability to obtain any required regulatory consent necessary to implement any Chapter 11 plan of reorganization;

•
prevailing governmental policies and regulatory actions, including those of the Texas Legislature, the Governor of Texas, the US Congress, the FERC, the NERC, the TRE, the PUCT, the RCT, the NRC, the EPA, the TCEQ. the US Mine Safety and Health Administration and the CFTC, with respect to, among other things;

◦	allowed prices;

◦	industry, market and rate structure;

◦	purchased power and recovery of investments;

◦	operations of nuclear generation facilities;

◦	operations of fossil fueled generation facilities;

◦	operations of mines;

◦	self-bonding requirements;

◦	acquisition and disposal of assets and facilities;

◦	development, construction and operation of facilities;

◦	decommissioning costs;

◦	present or prospective wholesale and retail competition;

◦	changes in tax laws and policies;

◦	changes in and compliance with environmental and safety laws and policies, including the CSAPR, MATS, regional haze program implementation and greenhouse gas and other climate change initiatives, and

◦	clearing over-the-counter derivatives through exchanges and posting of cash collateral therewith;

•	legal and administrative proceedings and settlements, including the legal proceedings arising out of the Chapter 11 Cases;

•	general industry trends;

•	economic conditions, including the impact of an economic downturn;

•	our ability to collect trade receivables from counterparties;

•	our ability to attract and retain profitable customers;

•	our ability to profitably serve our customers;

•	restrictions on competitive retail pricing;

•	changes in wholesale electricity prices or energy commodity prices, including the price of natural gas;

•	changes in prices of transportation of natural gas, coal, fuel oil and other refined products;

•	changes in the ability of vendors to provide or deliver commodities as needed;

•	changes in market heat rates in the ERCOT electricity market;

•	our ability to effectively hedge against unfavorable commodity prices, including the price of natural gas, market heat rates and interest rates;

•	weather conditions, including drought and limitations on access to water, and other natural phenomena, and acts of sabotage, wars or terrorist or cyber security threats or activities;

•	population growth or decline, or changes in market supply or demand and demographic patterns, particularly in ERCOT;

•	access to adequate transmission facilities to meet changing demands;

•	changes in interest rates, commodity prices, rates of inflation or foreign exchange rates;

•	changes in operating expenses, liquidity needs and capital expenditures;

•	commercial bank market and capital market conditions and the potential impact of disruptions in US and international credit markets;

•	access to capital, the cost of such capital, and the results of financing and refinancing efforts, including availability of funds in capital markets;

•	our ability to generate sufficient cash flow to make interest or adequate protection payments, or refinance, our debt instruments, including the DIP Facility;

•	competition for new energy development and other business opportunities;

•	inability of various counterparties to meet their obligations with respect to our financial instruments;

•	changes in technology (including large scale electricity storage) used by and services offered by us;

•	changes in electricity transmission that allow additional electricity generation to compete with our generation assets;

•	significant changes in our relationship with our employees, including the availability of qualified personnel, and the potential adverse effects if labor disputes or grievances were to occur;

•
changes in assumptions used to estimate costs of providing employee benefits, including medical and dental benefits, pension and OPEB, and future funding requirements related thereto, including joint and several liability exposure under ERISA;

•	hazards customary to the industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards, and

•	actions by credit rating agencies.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of Energy Future Competitive Holdings Company LLC (Debtor-in-Possession)
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Energy Future Competitive Holdings Company LLC (a direct subsidiary of Energy Future Holdings Corp.) and subsidiaries (Debtor-in-Possession) ("EFCH") as of December 31, 2015 and 2014, and the related statements of consolidated income (loss), comprehensive income (loss), cash flows and membership interests/equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of EFCH's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy Future Competitive Holdings Company LLC and subsidiaries (Debtor-in-Possession) as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on April 29, 2014, Energy Future Holdings Corp. and the substantial majority of its direct and indirect subsidiaries (including Energy Future Competitive Holdings Company LLC), excluding Oncor Electric Delivery Holdings Company LLC and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to membership interest accounts, the effect of any changes that may be made in the capitalization of EFCH; or (4) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements for the years ended December 31, 2015 and 2014 have been prepared assuming that EFCH will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, EFCH’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the DIP Facility described in Note 11, its ability to obtain new debtor in possession financing in the event the DIP Facility was to expire during the pendency of the Chapter 11 Cases, its ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining applicable regulatory approvals required for such plan, and its ability to obtain any exit financing needed to implement such plan, among other factors. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about EFCH’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EFCH's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on EFCH's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 29, 2016

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
A DEBTOR-IN-POSSESSION
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Operating revenues	$5,370	$5,978	$5,899
Fuel, purchased power costs and delivery fees	(2,692)	(2,842)	(2,848)
Net gain (loss) from commodity hedging and trading activities	334	11	(54)
Operating costs	(834)	(914)	(881)
Depreciation and amortization	(852)	(1,270)	(1,333)
Selling, general and administrative expenses	(676)	(708)	(756)
Impairment of goodwill (Note 4)	(2,200)	(1,600)	(1,000)
Impairment of long-lived assets (Note 8)	(2,541)	(4,670)	(140)
Other income (Note 7)	17	16	9
Other deductions (Note 7)	(93)	(281)	(22)
Interest income	—	—	5
Interest expense and related charges (Note 9)	(1,293)	(1,758)	(1,933)
Reorganization items (Note 10)	(1)	(521)	—
Loss before income taxes	(5,461)	(8,559)	(3,054)
Income tax benefit (Note 6)	858	2,330	737
Net loss	(4,603)	(6,229)	(2,317)
Net loss attributable to noncontrolling interests	—	—	107
Net loss attributable to EFCH	$(4,603)	$(6,229)	$(2,210)

See Notes to the Financial Statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Net loss	$(4,603)	$(6,229)	$(2,317)
Other comprehensive income, net of tax effects – cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $—, $1 and $3)	2	1	6
Comprehensive loss	(4,601)	(6,228)	(2,311)
Comprehensive loss attributable to noncontrolling interests	—	—	107
Comprehensive loss attributable to EFCH	$(4,601)	$(6,228)	$(2,204)

See Notes to the Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC, A DEBTOR-IN-POSSESSION
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(4,603)	$(6,229)	$(2,317)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	995	1,440	1,499
Deferred income tax benefit, net	(947)	(2,430)	(677)
Income tax benefit due to IRS audit resolutions (Note 5)	—	46	(80)
Fees paid for DIP Facility (Note 11) (reported as financing activities)	9	92	—
Impairment of goodwill (Note 4)	2,200	1,600	1,000
Impairment of long-lived assets and nuclear generation joint venture (Note 8)	2,541	4,670	140
Noncash adjustment for estimated allowed claims related to debt (Note 10)	897	—	—
Adjustment to intercompany claims pursuant to settlement agreement (Note 10)	(1,137)	—	—
Contract claims adjustments (Note 10)	54	20	—
Sponsor management agreement settlement (Notes 2 and 18)	(19)	—	—
Unrealized net (gain) loss from mark-to-market of commodity positions	(119)	370	1,091
Unrealized net gain from mark-to-market of interest rate swaps (Note 9)	—	(1,290)	(1,053)
Liability adjustment arising from termination of interest rate swaps (Note 16)	—	277	—
Noncash realized loss on termination of interest rate swaps (Note 9)	—	1,225	—
Noncash realized gain on termination of natural gas positions (Note 16)	—	(117)	—
Amortization of debt related costs, discounts, fair value discounts and losses on dedesignated cash flow hedges (Note 9)	—	88	281
Impairment of intangible and other assets (Note 7)	84	263	—
Other, net	67	62	94
Changes in operating assets and liabilities:
Affiliate accounts receivable/payable, net	(7)	16	16
Accounts receivable — trade	16	72	(33)
Inventories	34	(67)	(6)
Accounts payable — trade	40	94	(8)
Commodity and other derivative contractual assets and liabilities	27	(27)	47
Margin deposits, net	129	(192)	(320)
Accrued interest	2	493	28
Other — net assets	(22)	(66)	81
Other — net liabilities	(12)	27	(54)
Cash provided by (used in) operating activities	229	437	(271)
Cash flows — financing activities:
Proceeds from the DIP Facility before fees paid (Note 11)	—	1,425	—
Fees paid for the DIP Facility (Note 10)	(9)	(92)	—
Repayments/repurchases of debt (Notes 11 and 12)	(34)	(235)	(105)
Net repayments under accounts receivable securitization program	—	—	(82)
Other, net	—	1	13
Cash provided by (used in) financing activities	(43)	1,099	(174)

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Cash flows — investing activities:
Capital expenditures	(337)	(336)	(472)
Nuclear fuel purchases	(123)	(77)	(116)
Settlements of notes/advances due from affiliates	(16)	(15)	698
Purchase of right to use certain computer-related assets from parent (Note 18)	—	(4)	(29)
Acquisition of combustion turbine trust interest	—	—	(40)
Changes in restricted cash	(123)	42	2
Proceeds from sales of nuclear decommissioning trust fund securities (Note 19)	401	314	175
Investments in nuclear decommissioning trust fund securities (Note 19)	(418)	(331)	(191)
Other, net	(13)	(32)	(11)
Cash provided by (used in) investing activities	(629)	(439)	16
Net change in cash and cash equivalents	(443)	1,097	(429)
Cash and cash equivalents — beginning balance	1,843	746	1,175
Cash and cash equivalents — ending balance	$1,400	$1,843	$746

See Notes to the Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1,400	$1,843
Restricted cash (Note 19)	519	2
Trade accounts receivable — net (Note 19)	533	588
Advance to parent (Note 18)	6	8
Inventories (Note 19)	428	468
Commodity and other derivative contractual assets (Note 16)	465	492
Other current assets	71	68
Total current assets	3,422	3,469
Restricted cash (Note 19)	507	901
Advance to parent (Note 18)	18	7
Investments (Note 19)	962	941
Property, plant and equipment — net (Note 19)	9,349	12,288
Goodwill (Note 4)	152	2,352
Identifiable intangible assets — net (Note 4)	1,179	1,336
Other noncurrent assets	39	39
Total assets	$15,628	$21,333
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Borrowings under debtor-in-possession credit facility (Note 11)	$1,425	$—
Long-term debt due currently (Note 11)	31	35
Trade accounts payable	394	382
Trade accounts and other payables to affiliates	119	165
Commodity and other derivative contractual liabilities (Note 16)	203	316
Margin deposits related to commodity contracts	152	26
Accumulated deferred income taxes	—	114
Accrued income taxes payable to parent (Note 18)	10	16
Accrued taxes other than income	98	107
Accrued interest (Notes 9 and 12)	120	117
Other current liabilities	274	264
Total current liabilities	2,826	1,542
Borrowings under debtor-in-possession credit facility (Note 11)	—	1,425
Long-term debt, less amounts due currently (Note 11)	23	85
Liabilities subject to compromise (Note 12)	33,776	34,033
Accumulated deferred income taxes	213	1,022
Other noncurrent liabilities and deferred credits (Note 19)	1,780	1,700
Total liabilities	38,618	39,807
Commitments and Contingencies (Note 13)
Membership interests (Note 14):
Capital account	$(22,957)	$(18,439)
Accumulated other comprehensive loss	(33)	(35)
Total membership interests	(22,990)	(18,474)
Total liabilities and membership interests	$15,628	$21,333

See Notes to the Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION STATEMENTS OF CONSOLIDATED MEMBERSHIP INTERESTS/EQUITY

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Class A common stock without par value — authorized shares — 9,000,000:
Balance at beginning of period	$—	$—	$383
Effects of debt push-down from EFH Corp. (Note 12)	—	—	22
Capital structure conversion (a)	—	—	(405)
Balance at end of period (shares outstanding for prior to capital structure conversion — 2,062,768)	—	—	—
Class B common stock without par value — authorized shares — 171,000,000:
Balance at beginning of period	—	—	7,282
Effects of debt push-down from EFH Corp. (Note 12)	—	—	412
Capital structure conversion (a)	—	—	(7,694)
Balance at end of period (shares outstanding prior to capital structure conversion — 39,192,594)	—	—	—
Retained deficit:
Balance at beginning of period	—	—	(18,129)
Net loss attributable to EFCH	—	—	(526)
Capital structure conversion (a)	—	—	18,655
Balance at end of period	—	—	—
Capital account:
Balance at beginning of period	(18,439)	(12,233)	—
Net loss attributable to EFCH	(4,603)	(6,229)	(1,684)
Effects of debt push-down from EFH Corp. (Note 12)	85	21	4
Effects of stock-based incentive compensation plans	—	2	2
Other	—	—	1
Capital structure conversion (a)	—	—	(10,556)
Balance at end of period	(22,957)	(18,439)	(12,233)
Accumulated other comprehensive loss, net of tax effects (b):
Balance at beginning of period	(35)	(36)	(42)
Change during the period	2	1	6
Balance at end of period	(33)	(35)	(36)
EFCH membership interests/shareholder's equity at end of period	(22,990)	(18,474)	(12,269)
Noncontrolling interests in subsidiaries (Note 14):
Balance at beginning of period	—	1	112
Investment in subsidiary by noncontrolling interests	—	1	6
Cash distribution to EFH Corp. from predecessor receivables company (Note 19)	—	—	(10)
Net loss attributable to noncontrolling interests (Note 8)	—	—	(107)
Other	—	(2)	—
Noncontrolling interests in subsidiaries at end of period	—	—	1
Total membership interests/equity at end of period	$(22,990)	$(18,474)	$(12,268)
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

Chapter 11 Cases

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). In September 2015, the Debtors filed the Fifth Plan of Reorganization (which was amended by the Sixth Plan of Reorganization in November 2015) and the Disclosure Statement. The Disclosure Statement was approved by the Bankruptcy Court in September 2015.

Following the approval of the Disclosure Statement by the Bankruptcy Court, the Debtors solicited the vote of their required creditors for approval of the Plan of Reorganization. In October 2015, the required creditors voted to approve the Plan of Reorganization. The Bankruptcy Court confirmed the Plan of Reorganization in December 2015. See Note 2 for further discussion regarding the Chapter 11 Cases, the Plan of Reorganization and the Disclosure Statement.

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

Because derivative instruments are frequently used as economic hedges, accounting standards related to derivative instruments and hedging activities allow for hedge accounting, which provides for the designation of such instruments as cash flow or fair value hedges if certain conditions are met. At December 31, 2015 and 2014, there were no derivative positions accounted for as cash flow or fair value hedges. Accumulated other comprehensive loss includes amounts related to interest rate swaps previously designated as cash flow hedges that are being reclassified to net loss as the hedged transactions impact net loss (see Note 16).

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

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets with finite lives) for impairment whenever indications of impairment exist. The carrying value of such assets is deemed to be impaired if the projected undiscounted cash flows are less than the carrying value. If there is such impairment, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by discounted cash flows, supported by available market valuations, if applicable. See Note 8 for discussion of impairments of certain long-lived assets.

Finite-lived intangibles identified as a result of purchase accounting are amortized over their estimated useful lives based on the expected realization of economic effects. See Note 4 for additional information.

Goodwill and Intangible Assets with Indefinite Lives

We evaluate goodwill and intangible assets with indefinite lives for impairment at least annually (at December 1), or when indications of impairment exist. See Note 4 for details of goodwill and intangible assets with indefinite lives, including discussion of fair value determinations and goodwill impairments.

Amortization of Nuclear Fuel

Amortization of nuclear fuel is calculated on the units-of-production method and is reported as fuel costs.

Major Maintenance

Major maintenance costs incurred during generation plant outages and the costs of other maintenance activities are charged to expense as incurred and reported as operating costs.

Defined Benefit Pension Plans and OPEB Plans

We bear a portion of the costs of the EFH Corp. sponsored pension and OPEB plans offering certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from the company and also offer pension benefits to eligible employees under collective bargaining agreements based on either a traditional defined benefit formula or a cash balance formula. Costs of pension and OPEB plans are dependent upon numerous factors, assumptions and estimates. Under multiemployer plan accounting, EFH Corp. has elected to not allocate retirement plan assets and liabilities to us. See Note 17 for additional information regarding pension and OPEB plans.

Sales and Excise Taxes

Sales and excise taxes are accounted for as a "pass through" item on the consolidated balance sheets with no effect on the statements of consolidated income (loss); i.e., the tax is billed to customers and recorded as trade accounts receivable with an offsetting amount recorded as a liability to the taxing jurisdiction.

Franchise and Revenue-Based Taxes

Unlike sales and excise taxes, franchise and gross receipt taxes are not a "pass through" item. These taxes are assessed to us by state and local government bodies, based on revenues or kWh delivered, as a cost of doing business and are recorded as an expense. Rates we charge to customers are intended to recover our costs, including the franchise and gross receipt taxes, but we are not acting as an agent to collect the taxes from customers. We report franchise and revenue-based taxes in SG&A expense in our statements of consolidated income (loss).

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

Accounting for Contingencies

Our financial results may be affected by judgments and estimates related to loss contingencies. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events. As part of our Chapter 11 Cases we have received numerous pre-petition claims, many of which are unsubstantiated or irrelevant to our business operations. Further, at this time, some of those claims might be relevant but are not reasonably estimable. See Notes 2 and 13 for a discussion of contingencies.

Restricted Cash

The terms of certain agreements require the restriction of cash for specific purposes. See Notes 11, 12 and 19 for more details regarding restricted cash.

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

Investments

Investments in a nuclear decommissioning trust fund are carried at current market value in the consolidated balance sheets. Assets related to employee benefit plans represent investments held to satisfy deferred compensation liabilities and are recorded at current market value. See Note 19 for discussion of these and other investments.

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

Changes in Accounting Standards

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. The ASU states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale. The amendments in this ASU also require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for the first quarter of 2015. This new requirement is relevant to our presentation of TCEH. Based on our analysis, ASU 2014-08 will not materially affect our results of operations, financial position, or cash flows, unless a spin-off of TCEH is approved by each of the Bankruptcy Court and all of the other regulatory entities with approval authority (see Note 2), at which time presentation as discontinued operations may be appropriate.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (ASU 2015-03), Simplifying Balance Sheet Presentation by Presenting Debt Issuance Costs as a Deduction from Recognized Debt Liability. The ASU is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2015. The new standard requires debt issuance costs to be classified as reductions to the face value of the related debt. We do not expect ASU 2015-03 to materially affect our financial position until we issue new debt. In August 2015, the FASB issued Accounting Standards Update 2015-15 (ASU 2015-15), Interest-Imputation of Interest (Topic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. ASU 2015-15 provides guidance on the presentation of debt issuance costs associated with line-of-credit arrangements and allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset and liability to the net noncurrent deferred tax asset and liability in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In February 2016, the FASB issued Accounting Standards Update 2016-2 (ASU 2016-2), Leases. The ASU amends previous GAAP to require the recognition of lease assets and liabilities for operating leases. The ASU will be effective for fiscal years beginning after December 15, 2018, including interim periods within those years. We are currently evaluating the impact of this ASU on our financial statements.

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

Plan of Reorganization

A Chapter 11 plan of reorganization, among other things, determines the rights and satisfaction of claims of various creditors and security holders of an entity operating under the protection of the Bankruptcy Court. In order for the Debtors to emerge successfully from the Chapter 11 Cases as reorganized companies, they must obtain approval from the Bankruptcy Court and certain of their respective creditors for a Chapter 11 plan of reorganization. In September 2015, the Debtors filed the Plan of Reorganization and the Disclosure Statement. The Disclosure Statement was approved by the Bankruptcy Court in September 2015. In October 2015, the Debtors filed the Plan Supplement. In October 2015, the Plan of Reorganization was approved by the required creditors, and in December 2015, the Plan of Reorganization was confirmed by the Bankruptcy Court.

In general, the Plan of Reorganization contemplates a structure that involves a tax-free deconsolidation or tax-free spin-off of TCEH from EFH Corp. (Reorganized TCEH Spin-Off), immediately followed by the acquisition of reorganized EFH Corp. financed by existing TCEH creditors and third-party investors. Pursuant to the Plan of Reorganization and subject to certain conditions and required regulatory approvals, among other things:

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

•
in connection with the EFH Acquisition, (i) the Investor Group will raise up to approximately $12.6 billion of equity and debt financing to invest in Reorganized EFH, (ii) a successor to Reorganized EFH will be converted to a real estate investment trust (REIT) under the Internal Revenue Code and (iii) all allowed claims against the EFH Corp. Debtors and the EFIH Debtors will receive treatment rendering them unimpaired (excluding any claims derived from or based upon make-whole, applicable premium, redemption premium or other similar payment provisions, or any other alleged premiums, fees, or claims relating to the repayment of claims and certain unsecured claims for post-petition interest in excess of the federal judgment rate of interest, each of which will be disallowed under the Plan of Reorganization), and

•
the Debtors, the Sponsor Group, certain settling TCEH first lien creditors, certain settling TCEH second lien creditors, certain settling TCEH unsecured creditors and the official committee of unsecured creditors of the TCEH Debtors (collectively, the Settling Parties) agreed to settle certain disputes, claims and causes of action pursuant to the Settlement Agreement (described below).

Plan Support Agreement

In August 2015 (as amended in September 2015), each of the Debtors entered into a Plan Support Agreement (Plan Support Agreement) with various of their respective creditors, the Sponsor Group, the official committee of unsecured creditors of the TCEH Debtors and the Investor Group in order to effect an agreed upon restructuring of the Debtors pursuant to the Plan of Reorganization. Pursuant to the Plan Support Agreement, the parties agreed, subject to the terms and conditions contained in the Plan Support Agreement, to support the Debtors' Plan of Reorganization. The Bankruptcy Court approved the Debtors' entry into the Plan Support Agreement in September 2015.

Pursuant to the Plan Support Agreement, certain of the parties to the Plan Support Agreement are required to not object to or interfere with an alternative plan of reorganization even if the EFH Acquisition is not completed so long as such plan meets certain minimum conditions. All or part of the Plan Support Agreement may be terminated upon the occurrence of certain events described in the Plan Support Agreement. In addition, under the Plan Support Agreement, the supporting parties have committed to support the inclusion of releases with respect to the claims described in the Settlement Agreement (described below) in the context of an alternative plan (which would become effective when an alternative plan of reorganization becomes effective).

Settlement Agreement

The Settling Parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities. The Settlement Agreement is expected to remain effective regardless of whether the EFH Acquisition is completed. The Bankruptcy Court approved the Settlement Agreement in December 2015.

In December 2015, pursuant to the approved Settlement Agreement, Backstop Agreement, Merger Agreement and Plan of Reorganization, EFH Corp. recorded legal and representation service fees, financial advisory fees and other professional fees of $144 million, along with a gain for an adjustment related to the Sponsor Group's agreement to forego claims related to a management agreement of $86 million. Additionally, we recorded an adjustment to intercompany claims among the Debtors to adjust for a TCEH unsecured claim against EFH Corp. of $700 million as contemplated by the Plan of Reorganization. See Notes 12 and 18 for discussion of additional transactions resulting from the Settlement Agreement.

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

The Bankruptcy Court approved the Merger and Purchase Agreement in connection with confirmation of the Plan of Reorganization in December 2015.

Rights Offering

As contemplated by the Plan of Reorganization, OV1 intends to conduct an offering of equity rights (each, a Right, and such offering, the Rights Offering) to holders of unsecured debt claims, second lien debt claims, general unsecured claims and first lien secured claims against TCEH (Rights Offering Participants) enabling the Rights Offering Participants to purchase an aggregate of $5.787 billion of common stock of OV1 (as the successor by merger of Reorganized EFH). This annual report on Form 10-K does not constitute an offer to sell, or a solicitation of an offer to purchase, the Rights.

Pursuant to a Backstop Agreement (Backstop Agreement), among certain investors named therein and their permitted assignees (Backstop Purchasers), EFH Corp., EFIH and OV1, the Backstop Purchasers have agreed to backstop $5.087 billion of Rights offered to certain of the Rights Offering Participants (Backstop).

In connection with the execution of the Merger and Purchase Agreement, each member of the Investor Group (collectively, the Equity Commitment Parties) delivered (a) an equity commitment letter (Equity Commitment Letter) in favor of EFH Corp. (including Reorganized EFH), EFIH and the Purchasers pursuant to which the Equity Commitment Parties committed to invest in one or more of the Purchasers an aggregate amount of approximately $2.513 billion (assuming the Texas Transmission Acquisition (as described below) is completed) and (b) a limited guarantee (Guarantee) in favor of EFH Corp. (including Reorganized EFH) and EFIH pursuant to which each such Equity Commitment Party committed to pay its pro rata share of all fees, costs or expenses payable by the Purchasers under the Merger and Purchase Agreement or under the Plan of Reorganization if such fees, costs or expenses become payable pursuant thereto. The aggregate liability of the Equity Commitment Parties under the Guarantee for fees and expenses is capped at $35 million.

If the Merger and Purchase Agreement, the Backstop Agreement or the Equity Commitment Letter are terminated for any reason, EFH Corp. and EFIH have waived their rights to seek any legal or equitable remedies, except in connection with the reimbursement of certain fees and expenses capped at $35 million, against the Purchasers or the Investor Group, the Backstop Purchasers or the Equity Commitment Parties, respectively. In December 2015, pursuant to the court approved Merger and Purchase Agreement and the Backstop Agreement, EFH Corp. incurred approximately $49 million in fees to the Purchasers for expenses incurred in connection with those agreements.

Debt Funding Arrangements

In August 2015, in connection with the execution of the Merger and Purchase Agreement, the Investor Group entered into a commitment letter (Debt Commitment Letter) with Morgan Stanley Senior Funding, Inc. (Debt Commitment Lender) pursuant to which the Debt Commitment Lender committed to fund up to$5.5 billion under a senior secured term loan facility and $250 million under a senior secured bridge loan facility to reorganized EFIH and its subsidiaries at the closing of the EFH Acquisition.

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

Other

Although the Plan of Reorganization has been confirmed by the Bankruptcy Court, the effective date of the Plan of Reorganization has not occurred and there are no assurances that the transactions contemplated thereby will occur because they are subject to completion of various conditions including, but not limited to, receipt of regulatory approval from the PUCT, NRC and FERC, receipt of the Private Letter Ruling from the IRS and the repayment of the DIP Facility.

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling, which request has been supplemented from time to time in response to requests from the IRS for information or as required by changes in the contemplated transactions (as supplemented, the Private Letter Ruling). It is expected that, among other things, the Private Letter Ruling if obtained will provide (A) for certain rulings regarding the qualification of (i) the transfer of certain assets and ordinary course operating liabilities to a newly-formed entity wholly-owned by TCEH (Reorganized TCEH) and (ii) the distribution of the equity of Reorganized TCEH, the cash proceeds from Reorganized TCEH debt, the cash proceeds from the sale of preferred stock in a newly-formed entity, and the right to receive payments under a tax receivables agreement (if any), to holders of TCEH first lien claims and (B) certain rulings regarding the eligibility of EFH Corp. to qualify as a REIT for federal income tax purposes. The Debtors intend to continue to pursue the Private Letter Ruling to support the Plan of Reorganization.

Implications of the Chapter 11 Cases

Our ability to continue as a going concern is contingent upon, among other factors, our ability to comply with the financial and other covenants contained in the DIP Facility described in Note 11, our ability to obtain new debtor in possession financing in the event the DIP Facility was to expire during the pendency of the Chapter 11 Cases as well as our ability to obtain applicable regulatory approvals required for the effectiveness of the Plan of Reorganization and our ability to obtain any exit financing needed to implement the Plan of Reorganization. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about our ability to continue as a going concern.

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

The Debtors have received approximately 41,300 filed claims since the Petition Date, including approximately 30,900 in filed asbestos claims. Most of the asbestos claims were received at or near the bar date and we are actively validating, reconciling and reviewing those claims. For all of the claims, the Debtors are in the process of reconciling those claims to the amounts listed in our schedules of assets and liabilities, which includes communications with claimants to acquire additional information required for reconciliation. As of February 29, 2016, approximately 5,500 of those claims have been settled, withdrawn or expunged. To the extent claims are reconciled and resolved, we have recorded them at the expected allowed amount. Certain claims filed or reflected in our schedules of assets and liabilities will be resolved on the effective date of the Plan of Reorganization, including certain claims filed by holders of funded debt and contract counterparties. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

In November 2014, we began the process to request the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the Debtors as liabilities subject to compromise and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the consolidated balance sheets will be recognized as reorganization items in our statements of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until a plan of reorganization or a court approved order related to settlement of specific liabilities becomes effective. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to our financial statements.

Executory Contracts and Unexpired Leases

Under the Bankruptcy Code, we have the right to assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to satisfy pre-petition obligations under contracts, which may include payment of pre-petition liabilities in whole or in part. Rejection of an executory contract or unexpired lease is typically treated as a breach occurring as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under the contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claim against that debtor's estate for rejection damages.

Since the Petition Date we have renegotiated or rejected a limited number of executory contracts and unexpired leases. For the years ended December 31, 2015 and 2014 this activity has resulted in the recognition of approximately $40 million and $20 million, respectively, in contract claim and assumption adjustments recorded in reorganization items as detailed in Note 10. The Plan Supplement includes a list of contracts that the Debtors intend to either assume or reject pursuant to the Bankruptcy Code.

3. PENDING PURCHASE OF LA FRONTERA HOLDINGS, LLC

In November 2015, Luminant entered into a purchase and sale agreement with La Frontera Ventures, LLC, a subsidiary of NextEra Energy, Inc., to purchase all of the membership interests in La Frontera Holdings, LLC, the indirect owner of two natural gas fueled generation facilities totaling 2,988 MW of capacity located in ERCOT. The aggregate purchase price under the agreement is approximately $1.313 billion plus approximately $276 million for cash and net working capital, subject to customary adjustments based on the amounts of cash and net working capital at closing. The existing project financing of La Frontera Holdings, LLC and its subsidiaries will be repaid at closing of the transaction. The purchase price is expected be funded by cash-on-hand and borrowings under the DIP Facility. The purchase and sale agreement contains customary closing conditions for transactions of this type. The only remaining regulatory approval necessary to complete the acquisition is approval by the PUCT.

4. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which arose in connection with accounting for the Merger. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,322
Accumulated noncash impairment charges through 2014	(15,970)
Balance at December 31, 2014	2,352
Additional noncash impairment charges in 2015	(2,200)
Balance at December 31, 2015 (a)	$152
___________

(a)	Net of accumulated impairment charges totaling $18.170 billion.

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

During the fourth quarter of 2015, we performed our goodwill impairment analysis as of our annual testing date of December 1. Further, during the fourth quarter of 2015, there were significant declines in the market values of several similarly situated peer companies with publicly traded equity, which indicated our overall enterprise value should be reassessed. Our testing resulted in an impairment of goodwill of $800 million at December 1, 2015.

During the first nine months of 2015, we experienced impairment indicators related to decreases in forward wholesale electricity prices when compared to those prices reflected in our December 1, 2014 goodwill impairment testing analysis. As a result, the likelihood of a goodwill impairment had increased, and we initiated further testing of goodwill. Our testing of goodwill for impairment during the first nine months of 2015 resulted in impairment charges totaling $1.4 billion.

Key inputs into our goodwill impairment testing at December 1, September 30 and March 31, 2015 and December 1, 2014 were as follows:

•	The carrying value (excluding debt) of TCEH exceeded its estimated enterprise value by approximately 48% at December 1, 2015 and 17% at December 1, 2014.

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

•
The discount rates applied to internally developed cash flow projections were 6.00% for the impairments recorded in 2015 and 6.25% at December 1, 2014. The discount rate represents the weighted average cost of capital consistent with our views of the rate that an expected market participant would utilize for valuation, including the risk inherent in future cash flows, taking into account the capital structure, debt ratings and current debt yields of comparable public companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry.

•
The cash flow projections used in both 2015 and 2014 assume rising wholesale electricity prices, although the forecasted electricity prices are less than those assumed in the cash flow projections used in prior goodwill impairment testing.

Changes in the above and other assumptions could materially affect the calculated amount of implied goodwill and any resulting goodwill impairment charge.

During the third quarter of 2014, we experienced an impairment indicator related to significant decreases in forward wholesale electricity prices when compared to those prices reflected in our December 1, 2013 goodwill impairment testing analysis. As a result, the likelihood of a goodwill impairment had increased, and we initiated further testing of goodwill as of September 30, 2014, which was completed during the fourth quarter. Our testing resulted in an impairment of $1.6 billion of goodwill at September 30, 2014, which we recorded in the fourth quarter of 2014.

During the fourth quarter of 2014, we also performed our goodwill impairment analysis as of our annual testing date of December 1. During the fourth quarter of 2014, we completed our annual update of our long-range financial and operating plan, which reflected extended seasonal outages and reduced operations at several of our older lignite/coal fueled generation facilities as a result of the lower wholesale electricity prices and potential impacts to those facilities from proposed environmental regulations. The resulting impairment charge recorded on our long-lived assets was factored into our December 1 goodwill impairment test. Our testing did not result in an additional impairment of goodwill at December 1, 2014.

During the fourth quarter of 2013, we recorded a $1.0 billion goodwill impairment charge. The impairment charge in 2013 reflected declines in our estimated fair value as a result of lower wholesale electricity prices, the sustained decline in natural gas prices, the maturing of positions in our natural gas hedge program and declines in market values of securities of comparable companies.

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

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	December 31, 2015			December 31, 2014
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$442	$21	$463	$425	$38
Software and other technology-related assets	385	224	161	369	202	167
Other identifiable intangible assets (a)	72	35	37	460	291	169
Total identifiable intangible assets subject to amortization	$920	$701	219	$1,292	$918	374
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			5			7
Total identifiable intangible assets			$1,179			$1,336
____________

(a)
Includes favorable purchase and sales contracts, environmental allowances and credits and mining development costs. See discussion below regarding impairment charges recorded in 2014 and 2015 related to other identifiable intangible assets.

At December 31, 2015 and 2014, amounts related to fully amortized assets that are expired or of no economic value have been excluded from both the gross carrying and accumulated amortization amounts in the table above.

Amortization expense related to finite-lived identifiable intangible assets (including the statements of consolidated income (loss) line item) consisted of:

Identifiable Intangible Asset	Statements of Consolidated Income (Loss) Line	Remaining useful lives at December 31, 2015 (weighted average in years)	Year Ended December 31,
			2015	2014	2013
Retail customer relationship	Depreciation and amortization	2	$17	$23	$24
Software and other technology-related assets	Depreciation and amortization	3	60	59	47
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	8	30	88	69
Total amortization expense (a)			$107	$170	$140
____________

(a)	Amounts recorded in depreciation and amortization totaled $85 million, $116 million and $102 million in 2015, 2014 and 2013, respectively.

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

•
Retail trade name – The trade name intangible asset represents the fair value of the TXU Energy trade name, and was determined to be an indefinite-lived asset not subject to amortization. This intangible asset is evaluated for impairment at least annually in accordance with accounting guidance related to goodwill and other intangible assets. Significant assumptions included within the development of the fair value estimate include TXU Energy's estimated gross margin for future periods and an implied royalty rate. No impairment was recorded as a result of our 2015 analysis.

•
Favorable purchase and sales contracts – Favorable purchase and sales contracts intangible asset primarily represents the above market value of commodity contracts for which: (i) we had made the normal purchase or sale election allowed by accounting standards related to derivative instruments and hedging transactions or (ii) the contracts did not meet the definition of a derivative. The amortization periods of these intangible assets are based on the terms of the contracts. Unfavorable purchase and sales contracts are recorded as other noncurrent liabilities and deferred credits (see Note 19) See below for discussion of impairment of certain intangible assets related to favorable purchase and sales contracts in 2015 and 2014.

•
Environmental allowances and credits – This intangible asset represents the fair value of environmental credits, substantially all of which were expected to be used in our power generation activities. These credits are amortized utilizing a units-of-production method. See below for discussion of impairment of certain allowances in 2015 and 2014.

Intangible Impairments

The impairments of our generation facilities in 2015 (see Note 8) resulted in the impairment of the SO2 allowances under the Clean Air Act's acid rain cap-and-trade program that are associated with those facilities to the extent they are not projected to be used at other sites. The fair market values of the SO2 allowances were estimated to be de minimis based on Level 3 fair value estimates (see Note 15). We also impaired certain of our SO2 allowances under the Cross-State Air Pollution Rule (CSAPR) related to the impaired generation facilities. Accordingly, in the year ended December 31, 2015, we recorded noncash impairment charges of $55 million (before deferred income tax benefit) in other deductions related to our existing environmental allowances and credits intangible asset. SO2 emission allowances granted to us under the acid rain cap-and-trade program were recorded as intangible assets at fair value in connection with purchase accounting related to the Merger in 2007. Additionally, the impairments of our generation and related mining facilities in September 2015 resulted in our recording noncash impairment charges of $19 million (before deferred income tax benefit) in other deductions (see Note 7) related to mine development costs (included in other identifiable intangible assets in the table above) at the facilities.

During the first quarter of 2015, we determined that certain intangible assets related to favorable power purchase contracts should be evaluated for impairment. That conclusion was based on further declines in wholesale electricity prices in ERCOT experienced during the first quarter of 2015. Our fair value measurement was based on a discounted cash flow analysis of the contracts that compared the contractual price and terms of the contract to forecasted wholesale electricity and renewable energy credit (REC) prices in ERCOT. As a result of the analysis, we recorded a noncash impairment charge of $8 million (before deferred income tax benefit) in other deductions (see Note 7).

During the fourth quarter of 2014, we determined that certain intangible assets related to favorable power purchase contracts should be evaluated for impairment. That conclusion was based on the combination of (1) the review of contracts for rejection as part of the Chapter 11 Cases, which could result in termination of contracts before the end of their estimated useful life and (2) declines in wholesale electricity prices. Our fair value measurement was based on a discounted cash flow analysis of the contracts that compared the contractual price and terms of the contract to forecasted wholesale electricity and REC prices in ERCOT. As a result of the analysis, we recorded a noncash impairment charge of $183 million (before deferred income tax benefit) in other deductions (see Note 7).

As a result of the CSAPR, which became effective on January 1, 2015, and other new or proposed EPA rules, we projected that as of December 31, 2014 we had excess SO2 emission allowances under the Clean Air Act's existing acid rain cap-and-trade program. In addition, the impairments of our Monticello, Martin Lake and Sandow 5 generation facilities (see Note 8) resulted in the impairment of the SO2 allowances associated with those facilities to the extent they are not projected to be used at other sites. The fair market values of the SO2 allowances were estimated to be de minimis based on Level 3 fair value estimates (see Note 15). Accordingly we recorded a noncash impairment charge of $80 million (before deferred income tax benefit) in other deductions related to our existing environmental allowances and credits intangible asset in 2014. SO2 emission allowances granted to us were recorded as intangible assets at fair value in connection with purchase accounting related to the Merger in 2007.

Estimated Amortization of Identifiable Intangible Assets

The estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2016	$72
2017	$60
2018	$36
2019	$22
2020	$11

5. ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

Accounting guidance related to uncertain tax positions requires that all tax positions subject to uncertainty be reviewed and assessed with recognition and measurement of the tax benefit based on a "more-likely-than-not" standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.

EFH Corp. and its subsidiaries file or have filed income tax returns in US federal, state and foreign jurisdictions and are subject to examinations by the IRS and other taxing authorities. Examinations of income tax returns filed by EFH Corp. and any of its subsidiaries for the years ending prior to January 1, 2010 are complete. Federal income tax returns are under examination for tax years 2010 to 2014. Texas franchise and margin tax returns are under examination or still open for examination for tax years beginning after 2006.

In June 2015, EFH Corp. signed a final agreed Revenue Agent Report (RAR) with the IRS and associated documentation for the 2008 and 2009 tax years. The Bankruptcy Court approved EFH Corp.'s signing of the RAR in July 2015. As a result of EFH Corp. receiving, agreeing to and signing the final RAR, we reduced the liability for uncertain tax positions by $22 million, resulting in an$18 million increase in noncurrent inter-company tax payable to EFH Corp., a $2 million reclassification to the accumulated deferred income tax liability and the recording of a $2 million income tax benefit.

In 2014, the IRS filed a claim with the Bankruptcy Court for open tax years through 2013 that was consistent with the settlement EFH Corp. reached with IRS Appeals for tax years 2003-2006. Also in 2014, EFH Corp. signed a final RAR with the IRS and associated documentation for the 2007 tax year. As a result of these events, EFH Corp. effectively settled the 2003-2007 open tax years, and we reduced the liability for uncertain tax positions related to such years by $132 million, resulting in a $122 million reclassification to the accumulated deferred income tax liability and the recording of a $10 million income tax benefit reflecting the settlement of certain positions.

In recording the 2014 impacts, the Company identified approximately $85 million of income tax expense related to 2013 which was recorded in December 2014. The impact of recording this expense was not material to the financial statements in 2013 or 2014.

In 2013, EFH Corp. and the IRS agreed on terms to resolve disputed adjustments related to the IRS audit for the years 2003 through 2006, which was concluded in June 2011. Also in 2013, EFH Corp. received approval from the Joint Committee on Taxation of the IRS appeals settlement of all issues arising from the 1997 through 2002 IRS audit. The IRS proposed a significant number of adjustments to the originally filed returns for such years related to one significant accounting method issue and other less significant issues. As a result of these events, we reduced the liability for uncertain tax positions by $878 million, including $139 million in interest accruals. Other effects included the recording of current federal income tax and state income tax liabilities to EFH Corp. of $78 million and $14 million, respectively, under the Federal and State Income Tax Allocation Agreement (see Note 6).

In total, the settlements in 2013 resulted in an increase of $1.063 billion in the accumulated deferred income tax liability, and an income tax benefit of $80 million. Of the total income tax benefit, $90 million (after-tax) was attributable to the release of accrued interest. In accordance with the provisions of the Federal and State Income Tax Allocation Agreement with EFH Corp., amounts previously reported as accumulated deferred income taxes totaling $535 million were reclassified to the liabilities subject to compromise, the total amount of which is not expected to be settled within the next twelve months. The settlements resulted in the elimination of net operating loss carryforwards and a substantial majority of alternative minimum tax credit carryforwards generated through 2013.

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

We classify interest and penalties related to uncertain tax positions as current income tax expense. Ongoing accruals of interest after the IRS settlements were not material in 2015, 2014 and 2013.
Noncurrent liabilities included a total of $4 million and $9 million in accrued interest at December 31, 2015 and 2014, respectively. The federal income tax benefit on the interest accrued on uncertain tax positions is recorded as accumulated deferred income taxes.

The following table summarizes the changes to the uncertain tax positions, reported in other noncurrent liabilities in the consolidated balance sheets, during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Balance at January 1, excluding interest and penalties	$65	$193	$1,078
Additions based on tax positions related to prior years	—	55	246
Reductions based on tax positions related to prior years	(11)	(164)	(1,070)
Additions based on tax positions related to the current year	—	—	13
Settlements with taxing authorities	(18)	(19)	(74)
Balance at December 31, excluding interest and penalties	$36	$65	$193
Of the balance at December 31, 2015, $2 million represents tax positions for which the uncertainty relates to the timing of recognition in tax returns. The disallowance of such positions would not affect the effective tax rate, but could accelerate the payment of cash to the taxing authority to an earlier period.

With respect to tax positions for which the ultimate deductibility is uncertain (permanent items), should EFH Corp. sustain such positions on income tax returns previously filed, tax liabilities recorded would be reduced by $35 million, and accrued interest would be reversed resulting in a $3 million after-tax benefit, resulting in increased net income and a favorable impact on the effective tax rate.

With respect to the items discussed above, we reasonably expect the total amount of liabilities recorded related to uncertain tax positions will significantly decrease in the next twelve months due to the anticipated resolution of claims outstanding with the Texas Comptroller of Public Accounts and the IRS. We expect an approximately $2 million reclassification to the accumulated deferred income tax liability from the uncertain tax position liability during the next 12 months.

6. INCOME TAXES

EFH Corp. files a US federal income tax return that includes the results of EFCH and TCEH. EFH Corp. and its subsidiaries (including EFCH and TCEH) are parties to a Federal and State Income Tax Allocation Agreement, which provides for the computation of income tax liabilities and benefits, and among other things, that any corporate member or disregarded entity in the group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that upon the effective date of the plan the Debtors will reject this agreement. Under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes. However, solely for accounting purposes, the EFH Corp. group continues to allocate federal income taxes among entities within the same registrant. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

The components of our income tax benefit are as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
US Federal	$68	$43	$(166)
State	21	29	41
Total current	89	72	(125)
Deferred:
US Federal	(875)	(2,385)	(611)
State	(72)	(17)	(1)
Total deferred	(947)	(2,402)	(612)
Total	$(858)	$(2,330)	$(737)

Reconciliation of income taxes computed at the US federal statutory rate to income tax benefit recorded is as follows:

	Year Ended December 31,
	2015	2014	2013
Loss before income taxes	$(5,461)	$(8,559)	$(3,054)
Income taxes at the US federal statutory rate of 35%	$(1,911)	$(2,996)	$(1,069)
IRS audit and appeals settlements	—	46	(80)
Nondeductible goodwill impairment	770	560	350
Texas margin tax, net of federal benefit	—	10	8
Lignite depletion allowance	(8)	(14)	(12)
Interest accrued for uncertain tax positions, net of tax	(2)	—	(17)
Nondeductible interest expense	22	21	21
Nondeductible debt restructuring costs	64	42	4
Impairment of joint venture assets attributable to noncontrolling interests (Note 8)	—	—	37
Valuation allowance	191	—	—
Other	16	1	21
Income tax benefit	$(858)	$(2,330)	$(737)
Effective tax rate	15.7%	27.2%	24.1%

Deferred Income Tax Balances

Deferred income taxes provided for temporary differences based on tax laws in effect at December 31, 2015 and 2014 are as follows:

	2015	2014
	Total Noncurrent (a)	Total	Current	Noncurrent
Deferred Income Tax Assets
Alternative minimum tax credit carryforwards	$22	$22	$—	$22
Net operating loss (NOL) carryforwards	413	719	—	719
Unfavorable purchase and sales contracts	193	202	—	202
Commodity contracts and interest rate swaps	125	6	—	6
Debt extinguishment gains	1,116	873	—	873
Employee benefit obligations	51	54	2	52
Accrued interest	—	88	—	88
Other	59	41	2	39
Total	1,979	2,005	4	2,001
Deferred Income Tax Liabilities
Property, plant and equipment	1,540	2,465	—	2,465
Commodity contracts and interest rate swaps	—	44	44	—
Identifiable intangible assets	321	362	—	362
Debt fair value discounts	—	196	—	196
Debt extinguishment gains	—	74	74	—
Accrued interest	140	—	—	—
Total	2,001	3,141	118	3,023
Valuation allowance	$191	—	$—	$—
Net Accumulated Deferred Income Tax (Asset) Liability	$213	$1,136	$114	$1,022
____________

(a)	Reflects adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. See Note 1.

At December 31, 2015 we had $1.180 billion in net operating loss (NOL) carryforwards for federal income tax purposes that will expire between 2035 and 2036. As discussed in Note 5, audit settlements reached in 2013 resulted in the elimination of substantially all NOL carryforwards generated through 2013 and available AMT credits. The NOL carryforwards can be used to offset future taxable income. EFCH believes that it is more likely than not that the full tax benefit from the NOLs will not be realized. In recognition of this risk, EFCH has recorded a valuation allowance of $191 million on the net deferred tax assets balance at December 31, 2015. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that there was uncertainty as to whether our current deferred tax assets (other than our indefinite lived deferred tax assets) would be fully utilized by future reversals of existing taxable temporary differences. If EFCH's assumptions change and it determines it will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recorded to income tax benefit.

At December 31, 2015, we had $22 million in alternative minimum tax (AMT) credit carryforwards available which may, in certain limited circumstances, be used to offset future tax payments. The AMT credit carryforwards have no expiration date, but may be limited in a change of control.

The income tax effects of the components included in accumulated other comprehensive income at December 31, 2015 and 2014 totaled a net deferred tax asset of $18 million and $19 million, respectively.

See Note 5 for discussion regarding accounting for uncertain tax positions, including the effects of the resolution of IRS audit matters.

7. OTHER INCOME AND DEDUCTIONS

	Year Ended December 31
	2015	2014	2013
Other income:
Mineral rights royalty income	$4	$4	$5
All other	13	12	4
Total other income	$17	$16	$9
Other deductions:
Impairment of favorable purchase contracts (Note 4)	$8	$183	$—
Impairment of emission allowances (Note 4)	55	80	—
Impairment of mining development costs (Note 4)	19	—	—
All other	11	18	22
Total other deductions	$93	$281	$22

8. IMPAIRMENT OF LONG-LIVED ASSETS

Impairment of Lignite/Coal Fueled Generation and Mining Assets

We evaluated our generation assets for impairment during 2015 as a result of impairment indicators related to the continued decline in forecasted wholesale electricity prices in ERCOT. Our evaluations concluded that impairments existed, and the carrying values at our Big Brown, Martin Lake, Monticello, Sandow 4 and Sandow 5 generation facilities and related mining facilities were reduced in total by $2.541 billion.

We evaluated our generation assets for impairment during 2014 as a result of several impairment indicators, including lower forecasted wholesale electricity prices in ERCOT, changes to operating assumptions for certain generation assets as detailed in our updated annual financial and operating plan and potential effects of new and/or proposed environmental regulations. Our evaluation concluded that impairments existed, and the carrying values for our Martin Lake, Monticello and Sandow 5 generation facilities and related mining facilities were reduced in total by $4.640 billion.

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

In 2014, we wrote off previously incurred and deferred costs totaling $30 million for mining projects not expected to be completed due to economic forecasts and regulatory uncertainty. These charges have been recorded in impairment of long-lived assets.

Additional material impairments may occur in the future with respect to these assets or other of our generation facilities if forward wholesale electricity prices continue to decline or forecasted costs of producing electricity at our generation facilities increase, including increased costs of compliance with new and/or proposed environmental regulations.

Impairment of Nuclear Generation Development Joint Venture Assets in 2013

In 2009, subsidiaries of TCEH and Mitsubishi Heavy Industries Ltd. (MHI) formed a joint venture, Comanche Peak Nuclear Power Company LLC (CPNPC), to develop two new nuclear generation units at our existing Comanche Peak nuclear plant site. CPNPC was a consolidated VIE. In the fourth quarter 2014, MHI withdrew from the joint venture, and the TCEH subsidiary now owns 100% of CPNPC.

In the fourth quarter of 2013, MHI notified us and the NRC of its plans to reduce its support of review activities related to the NRC's Design Certification of MHI's US APWR technology. As a result, Luminant notified the NRC of its intent to suspend (but not withdraw) all reviews associated with the combined operating license application by March 31, 2014. MHI's decision and the expected amendment of the joint venture agreement triggered an analysis of the recoverability of the joint venture's assets. Because of the significant uncertainty regarding the development of the nuclear generation units, considering the wholesale electricity price environment in ERCOT and risks related to financing and cost escalation, in the fourth quarter 2013 essentially all the joint venture's assets were impaired resulting in a charge of $140 million. The charge is reported as other deductions. MHI's allocated portion of the impairment charge totaled $107 million and is reported in net loss attributable to noncontrolling interests in the statements of consolidated income (loss). A deferred income tax benefit was recorded for our $33 million allocated portion of the impairment charge and is included in income tax benefit in the statements of consolidated income (loss).

9.	INTEREST EXPENSE AND RELATED CHARGES

	Year Ended December 31,
	2015	2014	2013
Interest paid/accrued on debtor-in-possession financing	$63	$37	$—
Adequate protection amounts paid/accrued (a)	1,233	828	—
Interest paid/accrued on pre-petition debt (b)	8	886	2,724
Interest related to pushed down debt	—	1	6
Noncash realized net loss on termination of interest rate swaps (offset in unrealized net gain) (c)	—	1,225	—
Unrealized mark-to-market net gain on interest rate swaps	—	(1,290)	(1,053)
Amortization of debt issuance, amendment and extension costs and discounts	—	86	264
Capitalized interest	(11)	(17)	(25)
Other	—	2	17
Total interest expense and related charges	$1,293	$1,758	$1,933
____________

(a)	Post-petition period only.

(b)
Includes amounts related to interest rate swaps totaling $193 million and $621 million for the years ended December 31, 2014 and 2013, respectively. Of the $193 million for the year ended December 31, 2014, $127 million is included in the liability arising from the termination of TCEH interest rate swaps discussed in Note 16.

(c)	See Note 16.

Interest expense for the year ended December 31, 2015 reflects interest paid and accrued on debtor-in-possession financing (see Note 11), as well as adequate protection amounts paid and accrued, as approved by the Bankruptcy Court in June 2014 for the benefit of secured creditors of (a) $22.616 billion principal amount of outstanding borrowings from the TCEH Senior Secured Facilities, (b) $1.750 billion principal amount of outstanding TCEH Senior Secured Notes and (c) the $1.243 billion net liability related to the TCEH first lien interest rate swaps and natural gas hedging positions terminated shortly after the Bankruptcy Filing (see Note 16), in exchange for their consent to the senior secured, super-priority liens contained in the DIP Facility and any diminution in value of their interests in the pre-petition collateral from the Petition Date. Additionally, interest expense for the year ended December 31, 2014 includes interest paid and accrued on all pre-petition debt for the period prior to the Petition Date. The interest rate applicable to the adequate protection amounts paid/accrued at December 31, 2015 is 4.69% (one-month LIBOR plus 4.50%). In connection with the completion of the Plan of Reorganization, the amount of adequate protection payments may be adjusted to reflect the valuation of the TCEH Debtors determined in connection with confirmation of the Plan of Reorganization by the Bankruptcy Court.

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. However, the Bankruptcy Court ordered the payment of adequate protection amounts as discussed above. Other interest payments may also be made upon approval by the Bankruptcy Court. Other than these amounts ordered or approved by the Bankruptcy Court, effective April 29, 2014, we discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise (LSTC), other than payments approved by the Bankruptcy Court. The table below shows contractual interest amounts, which are amounts due under the contractual terms of the outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense as calculated under the contractual terms of EFCH's debt, all of which is subject to compromise, totaled $2.077 billion and $1.396 billion and for the year ended December 31, 2015 and the post-petition period through December 31, 2014, respectively. This amount exceeded interest expense recorded of $1.173 billion and $787 million for the year ended December 31, 2015 and the post-petition period through December 31, 2014, respectively by $904 million and $609 million, respectively. See tables below. Interest expense recorded represented adequate protection amounts since the Bankruptcy Filing allowed by the Bankruptcy Court. For the years ended December 31, 2015 and 2014, adequate protection paid/accrued excludes $60 million and $40 million, respectively, related to the TCEH first-lien interest rate and commodity hedge claims (see Note 16), as such amounts are not included in contractual interest amounts presented above.

	Year Ended December 31, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFCH	7	—	7
TCEH	2,070	1,173	897
Total	$2,077	$1,173	$904

	Post-Petition Period Ended December 31, 2014
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFCH	4	—	4
TCEH	1,392	787	605
Total	$1,396	$787	$609

10.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the statements of consolidated income (loss) as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise (LSTC) at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the year ended December 31, 2015 and the post-petition period ended December 31, 2014 as reported in the statements of consolidated income (loss):

	Twelve Months Ended December 31, 2015	Post-Petition Period Ended December 31, 2014
Expenses related to legal advisory and representation services	$141	$65
Expenses related to other professional consulting and advisory services	69	67
Contract claims adjustments	54	20
Noncash adjustment for estimated allowed claims related to debt (Note 12)	897	—
Adjustment to affiliate claims pursuant to settlement agreement (Note 18)	(736)	—
Gain on settlement of debt held by affiliates (Note 18)	(382)	—
Gain on settlement of interest on debt held by affiliates	(20)	—
Sponsor management agreement settlement (Notes 2 and 18)	(19)	—
Contract assumption adjustments	(14)	—
Noncash liability adjustment arising from termination of interest rate swaps (Note 12)	—	277
Fees associated with extension/completion of the DIP Facility	9	92
Other	2	—
Total reorganization items	$1	$521

11.	DEBTOR-IN-POSSESSION BORROWING FACILITY AND LONG-TERM DEBT NOT SUBJECT TO COMPROMISE

DIP Facility — The Bankruptcy Court approved the DIP Facility in June 2014. The DIP Facility currently provides for up to $3.375 billion in senior secured, super-priority financing consisting of a revolving credit facility of up to $1.95 billion and a term loan facility of up to $1.425 billion. The DIP Facility is a Senior Secured, Super-Priority Credit Agreement by and among the TCEH Debtors, the lenders that are party thereto from time to time and an administrative and collateral agent.

The DIP Facility and related available capacity at December 31, 2015 are presented below. Borrowings are reported in the consolidated balance sheets as borrowings under the debtor-in-possession credit facility. In October 2015, the TCEH Debtors paid an $8 million extension fee and extended the maturity date of the DIP Facility to the earlier of (a) November 2016 or (b) the effective date of any reorganization plan of TCEH. The terms of the facility were otherwise unchanged by the extension. In September 2015, the TCEH Debtors extended their use of cash collateral to the earlier of (a) the effective date of a plan of reorganization or (b) 60 days following termination of the Debtors' Plan Support Agreement, provided that the TCEH Debtors do not otherwise cause an event of default under the cash collateral order. The DIP Facility must be repaid in full prior to the TCEH Debtors emergence from the Chapter 11 Cases.

	December 31, 2015
DIP Facility	Facility Limit	Available Cash Borrowing Capacity	Available Letter of Credit Capacity
TCEH DIP Revolving Credit Facility (a)	$1,950	$1,950	$—
TCEH DIP Term Loan Facility (b)	1,425	—	281
Total DIP Facility	$3,375	$1,950	$281
___________

(a)
Facility used for general corporate purposes. No amounts were borrowed at December 31, 2015. Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of TCEH DIP Revolving Credit Facility cash borrowings outstanding without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

(b)	Facility used for general corporate purposes, including but not limited to, $800 million for issuing letters of credit.

At both December 31, 2015 and 2014, all $1.425 billion of the TCEH DIP Term Loan Facility has been borrowed. Of this borrowing, $800 million represents amounts that support issuances of letters of credit and have been funded to a collateral account. Of the collateral account amount at December 31, 2015, $281 million is reported as cash and cash equivalents and $519 million is reported as restricted cash, which represents the amount of outstanding letters of credit. As discussed in Note 3, we intend to utilize a portion of the remaining available cash borrowing capacity under the TCEH DIP Revolving Credit Facility and cash on hand to fund the acquisition of La Frontera Holdings, LLC.

Amounts borrowed under the DIP Facility bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus 3%. At both December 31, 2015 and 2014, the interest rate on outstanding borrowings was 3.75%. The DIP Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available DIP Facility.

The TCEH Debtors' obligations under the DIP Facility are secured by a lien covering substantially all of the TCEH Debtors' assets, rights and properties, subject to certain exceptions set forth in the DIP Facility. The DIP Facility provides that all obligations thereunder constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under the Bankruptcy Code and, subject to certain exceptions set forth in the DIP Facility, have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases. EFCH is a parent guarantor to the agreement governing the DIP Facility along with substantially all of TCEH’s subsidiaries, including all subsidiaries that are Debtors in the Chapter 11 Cases.

The DIP Facility also permits certain hedging agreements to be secured on a pari passu basis with the DIP Facility in the event those hedging agreements meet certain criteria set forth in the DIP Facility.

In June 2014, the RCT agreed to accept a collateral bond from TCEH of up to $1.1 billion, as a substitute for its self-bond, to secure mining land reclamation obligations. The collateral bond is a $1.1 billion carve-out from the super-priority liens under the DIP Facility that will enable the RCT to be paid before the DIP Facility lenders. As a result, in July 2014, TCEH terminated the $1.1 billion RCT Delayed Draw Letter of Credit commitment included in the original DIP facility.

The DIP Facility provides for affirmative and negative covenants applicable to the TCEH Debtors, including affirmative covenants requiring the TCEH Debtors to provide financial information, budgets and other information to the agents under the DIP Facility, and negative covenants restricting the TCEH Debtors' ability to incur additional indebtedness, grant liens, dispose of assets, make investments, pay dividends or take certain other actions, in each case except as permitted in the DIP Facility. The TCEH Debtors' ability to borrow under the DIP Facility is subject to the satisfaction of certain customary conditions precedent set forth therein.

The DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against the TCEH Debtors. The agreement governing the DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the DIP Facility less unrestricted cash. Upon the existence of an event of default, the DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Long-Term Debt Not Subject to Compromise — Amounts presented in the table below represent pre-petition liabilities that are not subject to compromise due to the debt being fully collateralized or specific orders from the Bankruptcy Court approving repayment of the debt.

	December 31,
	2015	2014
EFCH
9.58% Fixed Notes due in annual installments through December 4, 2019 (a)	$13	$21
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (a)	24	29
Unamortized fair value discount (b)	(2)	(3)
Total EFCH	35	47
TCEH
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017 (c)	13	25
7.46% Fixed Secured Facility Bonds with amortizing payments through January 2015 (c)	—	4
Capital lease obligations	5	44
Other	2	2
Unamortized discount	(1)	(2)
Total TCEH	19	73
Total EFCH consolidated	54	120
Less amounts due currently	(31)	(35)
Total long-term debt not subject to compromise	$23	$85
____________

(a)	Approved by the Bankruptcy Court for repayment.

(b)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(c)	Debt issued by trust and secured by assets held by the trust.

12.	LIABILITIES SUBJECT TO COMPROMISE

The amounts classified as liabilities subject to compromise (LSTC) reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Prior to December 31, 2015, debt amounts include related unamortized deferred financing costs and discounts/premiums. Amounts classified to LSTC do not include pre-petition liabilities that are fully collateralized by letters of credit or cash deposits. The following table presents LSTC as reported in the consolidated balance sheets at December 31, 2015 and 2014:

	December 31,
	2015	2014
Notes, loans and other debt per the following table	$31,707	$31,192
Accrued interest on notes, loans and other debt	648	668
Net liability under terminated TCEH interest rate swap and natural gas hedging agreements (Note 16)	1,243	1,235
Trade accounts payable and other expected allowed claims	177	179
Liability under the Federal and State Income Tax Allocation Agreement (Note 18)	—	626
Advances and other payables to affiliates	1	133
Total liabilities subject to compromise	$33,776	$34,033

Pre-Petition Notes, Loans and Other Debt Reported as Liabilities Subject to Compromise

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as liabilities subject to compromise.

	December 31,
	2015	2014
TCEH
Senior Secured Facilities:
TCEH Floating Rate Term Loan Facilities due October 10, 2014	$3,809	$3,809
TCEH Floating Rate Letter of Credit Facility due October 10, 2014	42	42
TCEH Floating Rate Revolving Credit Facility due October 10, 2016	2,054	2,054
TCEH Floating Rate Term Loan Facilities due October 10, 2017 (a)	15,691	15,710
TCEH Floating Rate Letter of Credit Facility due October 10, 2017	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015 (a)	1,833	2,046
10.25% Fixed Senior Notes due November 1, 2015, Series B (a)	1,292	1,442
10.50%/11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Unamortized fair value discount related to pollution control revenue bonds (b)	—	(103)
Other:
Other	1	1
Unamortized discount	—	(91)
Total TCEH	31,668	31,856

EFCH (parent entity)
Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Unamortized fair value discount	—	(1)
Subtotal	9	8

	December 31,
	2015	2014
EFH Corp. pre-petition debt pushed down (c)
10.875% Fixed Senior Notes due November 1, 2017	16	16
11.25%/12.00% Senior Toggle Notes due November 1, 2017	14	14
Subtotal — EFH Corp. pre-petition debt pushed down	30	30
Total EFCH (parent entity)	39	38
Deferred debt issuance and extension costs (d)	—	(702)
Total EFCH consolidated notes, loans and other debt	$31,707	$31,192
____________

(a)
As discussed below and in Note 18, principal amounts of notes/term loans totaling $382 million at December 31, 2014 were held by EFH Corp. and EFIH. The amounts of TCEH debt held by EFIH or EFH Corp. were eliminated as a result of the Settlement Agreement approved by the Bankruptcy Court in December 2015.

(b)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(c)
Represents 50% of the amount of these EFH Corp. securities guaranteed by, and pushed down to (pushed-down debt), EFCH (parent entity) per the discussion below under Guarantees and Push Down of EFH Corp. Pre-Petition Debt.

(d)
Due to the Settlement Agreement our pre-petition notes, loans and other debt reported as liabilities subject to compromise were updated to reflect our expected allowed claim amounts, resulting in the write-off to reorganization items of unamortized deferred debt issuance and extension costs, premiums and discounts classified as LSTC (see Note 10).

TCEH Letter of Credit Facility Activity

Borrowings under the TCEH Letter of Credit Facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit. At December 31, 2015, the restricted cash related to the pre-petition TCEH Letter of Credit Facility totaled $507 million, and there were no outstanding letters of credit related to the pre-petition TCEH Letter of Credit Facility. Due to the default under the pre-petition TCEH Senior Secured Facilities, the letter of credit capacity is no longer available. In the first quarter of 2014, TCEH issued a $157 million letter of credit to a subsidiary of EFH Corp. to secure its current and future amounts payable to the subsidiary arising from recurring transactions in the normal course of business, and in 2014, the subsidiary drew on the letter of credit in the amount of $150 million to settle amounts due from TCEH. The remaining $7 million under the letter of credit expired in July 2014. For the years ended December 31, 2015 and 2014, $45 million and $245 million, respectively, of letters of credit were drawn upon by counterparties to settle amounts due from TCEH. Included in the year ended December 31, 2015 amount was $20 million drawn by certain executive officers to satisfy payments related to long-term incentive awards, and included in the year ended December 31, 2014 amount was $204 million related to pollution control revenue bonds that were tendered as noted below.

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

Debt guaranteed and subject to push down totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes. The amount reflected in our consolidated balance sheets as pushed down pre-petition debt ($30 million at both December 31, 2015 and 2014 as shown in the table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed by EFCH. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for the years ended December 31, 2014 and 2015. EFH Corp. payments of interest on debt pushed down totaled $23 million in the year ended December 31, 2013.

Information Regarding Significant Pre-Petition Debt

TCEH elected not to make interest payments due in April 2014 totaling $123 million on certain debt obligations.

The TCEH pre-petition debt described below is junior in right of priority and payment to the DIP Facility.

TCEH Senior Secured Facilities — Borrowings under the TCEH Senior Secured Facilities total $22.616 billion and consist of:

•	$3.809 billion of TCEH Term Loan Facilities with interest at LIBOR plus 3.50%;

•	$15.691 billion of TCEH Term Loan Facilities with interest at LIBOR plus 4.50%;

•	$42 million of cash borrowed under the TCEH Letter of Credit Facility with interest at LIBOR plus 3.50%;

•	$1.020 billion of cash borrowed under the TCEH Letter of Credit Facility with interest at LIBOR plus 4.50%, and

•	Amounts borrowed under the TCEH Revolving Credit Facility, which represent the entire amount of commitments under the facility totaling $2.054 billion.

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

TCEH 10.25% Senior Notes (including Series B) and 10.50%/11.25% Senior Toggle Notes (collectively, the TCEH Senior Notes) — The principal amount of the TCEH Senior Notes totals $4.874 billion and the notes are fully and unconditionally guaranteed on a joint and several unsecured basis by TCEH's direct parent, (EFCH), and by each subsidiary that guarantees the TCEH Senior Secured Facilities. The TCEH 10.25% Notes bore interest at a fixed rate of 10.25% per annum. The TCEH Toggle Notes bore interest at a fixed rate of 10.50% per annum.

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

13. COMMITMENTS AND CONTINGENCIES

Contractual Commitments

At December 31, 2015, we had contractual commitments, some of which are subject to potential rejection in the Chapter 11 Cases, under energy-related contracts, leases and other agreements as follows:

	Coal purchase and transportation agreements	Pipeline transportation and storage reservation fees	Nuclear Fuel Contracts	Other Contracts
2016	$307	$13	$62	$130
2017	—	1	46	42
2018	—	1	72	14
2019	—	1	35	12
2020	—	1	37	14
Thereafter	—	7	96	36
Total	$307	$24	$348	$248
Expenditures under our coal purchase and coal transportation agreements totaled $218 million, $348 million and $353 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, future minimum lease payments under both capital leases and operating leases are as follows:

	Capital Leases	Operating Leases (a)
2016	$3	$24
2017	2	29
2018	—	27
2019	—	26
2020	—	25
Thereafter	—	139
Total future minimum lease payments	5	$270
Less amounts representing interest	—
Present value of future minimum lease payments	5
Less current portion	3
Long-term capital lease obligation	$2
___________

(a)	Includes operating leases with initial or remaining noncancellable lease terms in excess of one year.

Rent reported as operating costs, fuel costs and SG&A expenses totaled $55 million, $54 million and $57 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Guarantees

We have entered into contracts that contain guarantees to unaffiliated parties that could require performance or payment under certain conditions. Material guarantees are discussed below.

See Notes 11 and 12 for discussion of guarantees and security for certain of our post-petition and pre-petition debt and EFCH guarantees of certain EFH Corp. debt.

Letters of Credit

At December 31, 2015, TCEH had outstanding letters of credit under the DIP Facility totaling $519 million as follows:

•
$230 million to support commodity risk management and trading margin requirements in the normal course of business, including over-the-counter and exchange-traded hedging transactions and collateral postings with ERCOT;

•	$72 million to support executory contracts and insurance agreements;

•	$55 million to support TCEH's REP financial requirements with the PUCT, and

•	$162 million for other credit support requirements, including $131 million to support our purchase and sale agreement with La Frontera Holdings, LLC.

The automatic stay under the Bankruptcy Code does not apply to letters of credit issued under the pre-petition credit facility and third parties may draw if the terms of a particular letter of credit so provide. See Note 12 for discussion of letter of credit draws in 2015 and 2014.

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

Potential Inter/Intra Debtor Claims — In August 2014, the Bankruptcy Court entered an order in the Chapter 11 Cases establishing discovery procedures governing, among other things, certain prepetition transactions among the various Debtors' estates. In February 2015, the ad hoc group of TCEH unsecured creditors; the official committee representing unsecured interests at EFCH and its direct subsidiary, TCEH; and the official committee representing unsecured interests at EFH and EFIH filed motions with the Bankruptcy Court seeking standing to prosecute derivative claims on behalf of TCEH relating to certain of these prepetition transactions. These claims were released effective when the Bankruptcy Court approved the Settlement Agreement.

The Settlement Agreement was approved in December 2015 and is expected to remain effective even if the Plan of Reorganization does not become effective.

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

In July 2012, the EPA sent us a notice of violation alleging noncompliance with the CAA's New Source Review Standards and the air permits at our Martin Lake and Big Brown generation facilities. In July 2013, the EPA sent us a second notice of violation alleging noncompliance with the CAA's New Source Review Standards at our Martin Lake and Big Brown generation facilities, which the EPA said "superseded" its July 2012 notice. In August 2013, the US Department of Justice, acting as the attorneys for the EPA, filed a civil enforcement lawsuit against Luminant Generation Company LLC and Big Brown Power Company LLC in federal district court in Dallas, alleging violations of the CAA at our Big Brown and Martin Lake generation facilities. In August 2015, the district court issued its ruling on our motion to dismiss and granted the motion as to seven of the nine claims asserted by the EPA in the lawsuit. Two claims remain before the district court, and those are currently scheduled for trial in October 2017. We believe that we have complied with all requirements of the CAA and intend to vigorously defend against the remaining allegations. The lawsuit requests the maximum civil penalties available under the CAA to the government of up to$32,500 to $37,500 per day for each alleged violation, depending on the date of the alleged violation, and injunctive relief, including an order requiring the installation of best available control technology at the affected units. An adverse outcome could require substantial capital expenditures that cannot be determined at this time and could possibly require the payment of substantial penalties. We cannot predict the outcome of these proceedings, including the financial effects, if any.

Greenhouse Gas Emissions — In August 2015, the EPA finalized rules to address greenhouse gas (GHG) emissions from new, modified and reconstructed units, and existing electricity generation plants. The rule for existing facilities would establish state-specific emissions rate goals to reduce nationwide CO2 emissions related to affected electricity generation units by over 30% from 2012 emission levels by 2030. A number of parties, including Luminant, filed petitions for review in the D.C. Circuit Court for the rule for new, modified and reconstructed plants. In addition, a number of petitions for review of the rule for existing plants were filed in the D.C. Circuit Court by various parties and groups, including challenges from twenty-seven different states opposed to the rule as well as those from, among others, certain power generating companies, various business groups and some labor unions. Luminant also filed its own petition for review. In addition, several parties have filed motions to stay the implementation of the rule while the court reviews the legality of the rule for existing units. In January 2016, the D.C. Circuit Court denied the motion to stay and ordered an expedited briefing on the merits. Oral argument is scheduled for June 2016. In January 2016, a coalition of states, industry (including Luminant) and other parties filed applications with the US Supreme Court asking that the court stay the rule. In February 2016, the US Supreme Court stayed the rule pending the conclusion of legal challenges on the rule before the D.C. Circuit Court and until the US Supreme Court disposes of any subsequent petition for review. While we cannot predict the outcome of this rulemaking and legal proceedings on our results of operations, liquidity or financial condition, the impacts could be material.

In August 2015, the EPA proposed model rules and federal plan requirements for states to consider as they develop state plans to comply with the rules for GHG emissions. A federal plan would then be finalized for a state if a state fails to submit a state plan by the deadlines established in the CAA for existing plants or if the EPA disapproves a submitted state plan. We filed comments on the federal plan proposal in January 2016. The EPA is expected to finalize the model rule by the summer of 2016. While we cannot predict the outcome of this rulemaking and legal proceedings on our results of operations, liquidity or financial condition, the impacts could be material.

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

The CSAPR became effective January 1, 2015. In July 2015, following a remand of the case from the US Supreme Court to consider further legal challenges, the D.C. Circuit Court unanimously ruled in favor of us and other petitioners, holding that the CSAPR emissions budgets over-controlled Texas and other states. The D.C. Circuit Court remanded those states' budgets to the EPA for prompt reconsideration. While we planned to participate in the EPA's reconsideration process to develop increased budgets that do not over-control Texas, the EPA instead responded to the remand by updating the budget for the 2008 ozone standard with a new rulemaking without explicitly addressing the issues of over-control of the 1997 standard. Comments on the EPA's proposal were submitted by Luminant in February 2016. While we cannot predict the outcome of future proceedings related to the CSAPR, including the EPA's reconsideration of the CSAPR emissions budgets for affected states, based upon our current operating plans we do not believe that the CSAPR will cause any material operational, financial or compliance issues.

State Implementation Plan (SIP)

In February 2013, in response to a petition for rulemaking filed by the Sierra Club, the EPA proposed a rule requiring certain states to replace SIP exemptions for excess emissions during malfunctions with an affirmative defense. Texas was not included in that original proposal since it already had an EPA-approved affirmative defense provision in its SIP. In 2014, as a result of a D.C. Circuit Court decision striking down an affirmative defense in another EPA rule, the EPA revised its 2013 proposal to extend the EPA's proposed findings of inadequacy to states that have affirmative defense provisions, including Texas. The EPA's revised proposal would require Texas to remove or replace its EPA-approved affirmative defense provisions for excess emissions during startup, shutdown and maintenance events. In May 2015, the EPA finalized the proposal. In June 2015, we filed a petition for review in the Fifth Circuit Court challenging certain aspects of the EPA's final rule as they apply to the Texas SIP. The State of Texas and other parties have also filed similar petitions in the Fifth Circuit Court. In August 2015, the Fifth Circuit Court transferred the petitions that Luminant and other parties filed to the D.C. Circuit Court, and in October 2015 the petitions were consolidated with the pending petitions challenging the EPA's action in the D.C. Circuit Court. Briefing in the D.C. Circuit Court on the challenges is scheduled to be completed by October 2016. We cannot predict the timing or outcome of this proceeding.

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

Environmental Contingencies

See discussion above regarding the CSAPR that includes provisions which, among other things, place limits on SO2 and NOX emissions produced by electricity generation plants. We do not believe the CSAPR provisions and the MATS rule issued by the EPA in December 2011 will have any material impact on our business, results of operations, liquidity or financial condition.

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

•
other changes to existing state or federal regulation regarding air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters, including revisions to clean air regulations developed by the EPA as a result of court rulings discussed above and MATS and Regional Haze, and

•	the identification of sites requiring clean-up or the filing of other complaints in which we may be asserted to be a potential responsible party under applicable environmental laws or regulations.

In February 2016, the EPA notified Texas of the EPA's preliminary intention to designate as nonattainment areas around our Big Brown, Monticello and Martin Lake plants based on modeling data submitted to the EPA by Sierra Club. We continue to believe that these models do not accurately predict actual SO2 emissions measurements and that these designations should be determined by emissions data from air quality monitors. Should the EPA finalize these designations as intended in July 2016, Texas will begin the multi-year process to evaluate what potential emission controls or operational changes, if any, may be necessary to demonstrate attainment.

Labor Contracts

Certain personnel engaged in TCEH activities are represented by labor unions and covered by collective bargaining agreements. During 2015, all collective bargaining agreements covering bargaining unit personnel engaged in lignite mining operations, lignite/coal fueled generation operations, nuclear fueled generation operations and some of our natural gas powered generation operations were extended to March 2017. We do not expect any changes in collective bargaining agreements to have a material effect on our results of operations, liquidity or financial condition.

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

14. MEMBERSHIP INTERESTS/EQUITY

Cash Distributions to Parent

We paid no cash distributions to EFH Corp. in 2015, 2014 or 2013.

Dividend Restrictions

The agreement governing the DIP Facility generally restricts TCEH's ability to make distributions or loans to any of its parent companies or their subsidiaries unless such distributions or loans are expressly permitted under the agreement governing such facility.

Under applicable law, we are prohibited from paying any distribution to the extent that immediately following payment of such distribution, we would be insolvent. In addition, due to the Chapter 11 Cases, no dividends are eligible to be paid without the approval of the Bankruptcy Court.

Noncontrolling Interests

As discussed in Notes 8 and 19, we consolidated a joint venture formed in 2009 for the purpose of developing two new nuclear generation units, which resulted in a noncontrolling interests component of equity. Net loss attributable to noncontrolling interests of $107 million for the year ended December 31, 2013 reflected the noncontrolling interest share of the impairment of the assets of the nuclear generation development joint venture. Net loss attributable to the noncontrolling interests was immaterial for the years ended December 31, 2015 and 2014.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

	December 31, 2015
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$385	$41	$49	$475
Nuclear decommissioning trust – equity securities (b)	380	219	—	599
Nuclear decommissioning trust – debt securities (b)	—	319	—	319
Total assets	$765	$579	$49	$1,393
Liabilities:
Commodity contracts	$128	$64	$12	$204
Total liabilities	$128	$64	$12	$204

	December 31, 2014
	Level 1	Level 2	Level 3 (a)	Total
Assets:
Commodity contracts	$402	$46	$49	$497
Nuclear decommissioning trust – equity securities (b)	375	217	—	592
Nuclear decommissioning trust – debt securities (b)	—	301	—	301
Total assets	$777	$564	$49	$1,390
Liabilities:
Commodity contracts	$278	$25	$14	$317
Total liabilities	$278	$25	$14	$317
 _______________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	The nuclear decommissioning trust investment is included in the investments line in the consolidated balance sheets. See Note 19.

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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at December 31, 2015 and 2014:

December 31, 2015
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$1	$(1)	$—	Valuation Model	Illiquid pricing locations (c)	$15 to $35/MWh
					Hourly price curve shape (d)	$15 to $45/MWh

Electricity congestion revenue rights	39	(4)	35	Market Approach (e)	Illiquid price differences between settlement points (f)	$0 to $10/MWh

Other (i)	9	(7)	2

Total	$49	$(12)	$37

December 31, 2014
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$4	$(5)	$(1)	Valuation Model	Illiquid pricing locations (c)	$30 to $50/MWh
					Hourly price curve shape (d)	$20 to $70/MWh

Electricity congestion revenue rights	38	(4)	34	Market Approach (e)	Illiquid price differences between settlement points (f)	$0 to $20/MWh

Coal purchases	—	(4)	(4)	Market Approach (e)	Illiquid price variances between mines (g)	$0 to $1/ton
					Illiquid price variances between heat content (h)	$0 to $1/ton

Other (i)	7	(1)	6
Total	$49	$(14)	$35
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

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2015, 2014 and 2013. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 for the years ended December 31, 2015, 2014 and 2013.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Net asset (liability) balance at beginning of period	$35	$(973)	$29
Total unrealized valuation gains (losses)	27	(97)	(48)
Purchases, issuances and settlements (a):
Purchases	49	63	92
Issuances	(13)	(5)	(7)
Settlements	(48)	1,053	138
Transfers into Level 3 (b)	1	—	(1,181)
Transfers out of Level 3 (b)	(14)	(6)	4
Net change (c)	2	1,008	(1,002)
Net asset (liability) balance at end of period	$37	$35	$(973)
Unrealized valuation gains (losses) relating to instruments held at end of period	$18	$(5)	$435
____________

(a)
Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received. Settlement amounts in 2014 reflect termination of the TCEH interest rate swaps and include the reversal of a nonperformance risk adjustment as discussed in Note 16.

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

Interest Rate Swap Transactions — Interest rate swap agreements have been used to reduce exposure to interest rate changes by converting floating-rate debt to fixed rates, thereby hedging future interest costs and related cash flows. Interest rate basis swaps were used to effectively reduce the hedged borrowing costs. Unrealized gains and losses arising from changes in the fair value of the swaps as well as realized gains and losses upon settlement of the swaps were reported in the statements of consolidated income (loss) in interest expense and related charges. As of December 31, 2015 and 2014, we had no active interest rate swap derivatives.

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

Entities with a first-lien security interest included counterparties to both our natural gas hedging positions and interest rate swaps, which had entered into master agreements that provided for netting and setoff of amounts related to these positions. Additionally, certain counterparties to only our interest rate swaps hold the same first-lien security interest. The net liability recorded for the terminations totaled $1.116 billion, which represented a realized loss of $1.233 billion related to the interest rate swaps, net of a realized gain of $117 million related to the natural gas hedging positions. Additionally, net accounts payable amounts related to matured interest rate swaps of $127 million are also secured by the same first-lien secured interest. The total net liability of $1.243 billion is subject to the terms of settlement of TCEH's first-lien claims ultimately approved by the Bankruptcy Court and is reported in the consolidated balance sheets as a liability subject to compromise. Additionally, counterparties associated with the net liability are allowed, and have been receiving, adequate protection payments related to their claims as permitted by TCEH's cash collateral order approved by the Bankruptcy Court. (see Note 9).

The derivative liability related to the TCEH interest rate swaps had included a nonperformance risk adjustment (resulting in a Level 3 valuation). This fair value adjustment reflected the counterparties' exposure to our credit risk. The amount of the adjustment was after consideration of derivative assets related to natural gas hedging positions with the same counterparties. The difference between the net liability arising upon the termination of the interest rate swaps and the natural gas hedging positions and the net derivative assets and liabilities recorded totaled $277 million, substantially all of which represented the nonperformance risk adjustment, and is reported as a noncash charge in reorganization items in the statements of consolidated income (loss) in accordance with ASC 852 (see Note 10).

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of commodity and other derivative contractual assets and liabilities (with the column totals representing the net positions of the contracts) as reported in the consolidated balance sheets at December 31, 2015 and 2014 (noncurrent assets and liabilities are reported in other noncurrent assets and other noncurrent liabilities and deferred credits, respectively). All amounts relate to commodity contracts.

	December 31, 2015			December 31, 2014
	Derivative Assets	Derivative Liabilities	Total	Derivative Assets	Derivative Liabilities	Total
Current assets	$465	$—	$465	$492	$—	$492
Noncurrent assets	10	—	10	5	—	5
Current liabilities	—	(203)	(203)	—	(316)	(316)
Noncurrent liabilities	—	(1)	(1)	—	(1)	(1)
Net assets (liabilities)	$475	$(204)	$271	$497	$(317)	$180

At December 31, 2015 and 2014, there were no derivative positions accounted for as cash flow or fair value hedges.

The following table presents the pretax effect of derivatives on net income (gains (losses)), including realized and unrealized effects:

	Year Ended December 31,
Derivative (statements of consolidated income (loss) presentation)	2015	2014	2013
Commodity contracts (Net gain (loss) from commodity hedging and trading activities) (a)	$380	$17	$(54)
Interest rate swaps (Interest expense and related charges) (b)	—	(128)	433
Interest rate swaps (Reorganization items) (Note 10)	—	(277)	—
Net gain (loss)	$380	$(388)	$379
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

The pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges was immaterial in the years ended December 31, 2015, 2014 and 2013. There were no amounts recognized in OCI for the years ended December 31, 2015, 2014 and 2013.

There were no transactions designated as cash flow hedges during the years ended December 31, 2015, 2014 or 2013.

Accumulated other comprehensive income related to cash flow hedges at December 31, 2015 and 2014 totaled $33 million and $35 million in net losses (after-tax), respectively, substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $2 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at December 31, 2015 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

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

Margin deposits that contractually offset these derivative instruments are reported separately in the consolidated balance sheets. Margin deposits received from counterparties are either used for working capital or other corporate purposes or are deposited in a separate restricted cash account. At December 31, 2015 and 2014, essentially all margin deposits held were unrestricted.

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

The following tables reconcile our derivative assets and liabilities as presented in the consolidated balance sheets to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

December 31, 2015
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$475	$(145)	$(147)	$183
Derivative liabilities:
Commodity contracts	(204)	145	6	(53)
Net amounts	$271	$—	$(141)	$130

December 31, 2014
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$497	$(298)	$(16)	$183
Derivative liabilities:
Commodity contracts	(317)	298	2	(17)
Net amounts	$180	$—	$(14)	$166
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

Derivative Volumes — The following table presents the gross notional amounts of derivative volumes at December 31, 2015 and 2014:

	December 31,
	2015	2014
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	1,489	1,687	Million MMBtu
Electricity	58,022	22,820	GWh
Congestion Revenue Rights (b)	106,260	89,484	GWh
Coal	10	10	Million US tons
Fuel oil	35	36	Million gallons
Uranium	75	150	Thousand pounds
_______________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

Credit Risk-Related Contingent Features of Derivatives

The agreements that govern our derivative instrument transactions may contain certain credit risk-related contingent features that could trigger liquidity requirements in the form of cash collateral, letters of credit or some other form of credit enhancement. Certain of these agreements require the posting of collateral if our credit rating is downgraded by one or more credit rating agencies; however, due to the Chapter 11 Cases, substantially all of such collateral posting requirements have already been effective.

At December 31, 2015 and 2014, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully collateralized totaled $58 million and $17 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with counterparties totaling $31 million and $5 million at December 31, 2015 and 2014, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross-default provisions, the remaining liquidity requirements would be immaterial at both December 31, 2015 and 2014.

In addition, certain derivative agreements include indebtedness cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. At December 31, 2015 and 2014, the fair value of derivative liabilities subject to such cross-default provisions were immaterial.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $59 million and $18 million at December 31, 2015 and 2014, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

TCEH has concentrations of credit risk with the counterparties to its derivative contracts. At December 31, 2015, total credit risk exposure to all counterparties related to derivative contracts totaled $527 million (including associated accounts receivable). The net exposure to those counterparties totaled $199 million at December 31, 2015 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $110 million. At December 31, 2015, the credit risk exposure to the banking and financial sector represented 78% of the total credit risk exposure and 56% of the net exposure.

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

Pension Plan

Our subsidiaries are participating employers in the EFH Retirement Plan (the Retirement Plan), a defined benefit pension plan sponsored by EFH Corp. After amendments in 2012, employees in the Retirement Plan now consist entirely of our active and retired collective bargaining unit employees. The Retirement Plan is a qualified defined benefit pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of ERISA. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a Cash Balance Formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits or (ii) a Traditional Retirement Plan Formula based on years of service and the average earnings of the three years of highest earnings. Under the Cash Balance Formula, future increases in earnings will not apply to prior service costs. It is EFH Corp.'s policy to fund the Retirement Plan assets only to the extent deductible under existing federal tax regulations.

Our subsidiaries also participate in EFH Corp.'s supplemental unfunded retirement plans for certain employees whose retirement benefits cannot fully be earned under the qualified Retirement Plan, the information for which is included below.

Other Postretirement Employee Benefit (OPEB) Plan

Our subsidiaries participate with EFH Corp. and certain other affiliated subsidiaries of EFH Corp. to offer OPEB in the form of health care and life insurance to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service. In 2011, we changed the OPEB plan whereby, effective January 1, 2013, Medicare-eligible retirees are subject to a cap on increases in subsidies received under the plan to offset medical costs.

Pension and OPEB Costs Recognized as Expense

The following details net pension and OPEB costs recognized as expense. Ongoing allocations of pension and OPEB costs are reimbursed to EFH Corp. The pension and OPEB amounts provided represent allocations to us of amounts related to EFH Corp.'s plans.

	Year Ended December 31,
	2015	2014	2013
Pension costs	$8	$7	$9
OPEB costs	3	5	3
Total benefit costs recognized as expense	$11	$12	$12

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

Our share of contributions to the Retirement Plan assets was 24% in the year ended December 31, 2015 and 24% in the year ended December 31, 2014. We made no contributions to the Retirement Plan assets in the year ended December 31, 2013. The Retirement Plan was at least 80% funded pre-petition and 100% funded subsequent to the Petition date as determined under the provisions of ERISA. The Employer Identification Number of the Retirement Plan is 75-2669310 and the plan number is 002.

Assumed Discount Rate

The discount rate reflected in net periodic pension costs was 4.19%, 5.07% and 4.30% for the years ended December 31, 2015, 2014 and 2013, respectively. The discount rate reflected in net OPEB costs was 3.81%, 4.98% and 4.10% for the years ended December 31, 2015, 2014 and 2013, respectively. The expected rate of return on plan assets reflected in the 2015 cost amounts is 5.38% for the pension plan assets.

Contributions in 2015 and 2016

In December 2015, a cash contribution totaling $67 million was made to the Retirement Plan assets, of which $51 million was contributed by Oncor and $16 million was contributed by TCEH, resulting in the plan being fully funded as calculated under the provisions of ERISA. As a result of the Bankruptcy Filing, participants in the Retirement Plan who choose to retire would not be eligible for the lump sum payout option under the Retirement Plan unless the Retirement Plan is fully funded. Pension plan funding in 2016 is expected to total $3 million. OPEB plan funding in 2015 totaled $8 million, and funding in 2016 is expected to total $8 million.

Thrift Plan

Our employees may participate in a qualified savings plan, the EFH Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution plan intended to qualify under Section 401(a) of the Code, and is subject to the provisions of ERISA. Under the terms of the Thrift Plan, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the lesser of 75% of their regular salary or wages or the maximum amount permitted under applicable law. Employees who earn more than such threshold may contribute from 1% to 20% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% (75% for employees covered under the Traditional Retirement Plan Formula) of the first 6% of employee contributions. Employer matching contributions are made in cash and may be allocated by participants to any of the plan's investment options. Our contributions to the Thrift Plan totaled $21 million for each of the years ended December 31, 2015, 2014 and 2013. In accordance with an agreement in 2014 between Oncor and EFH Corp., Oncor ceased participation in EFH Corp.'s Thrift Plan effective January 1, 2015 and established its own plan.

18.	RELATED PARTY TRANSACTIONS

The following represent our significant related-party transactions.

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled approximately $1.0 billion for each of the years ended December 31, 2015, 2014 and 2013. The fees are based on rates regulated by the PUCT that apply to all REPs. The consolidated balance sheets at both December 31, 2015 and 2014 reflect amounts due currently to Oncor totaling $118 million (included in trade accounts and other payables to affiliates) largely related to these electricity delivery fees.

•
Notes receivable from EFH Corp. were payable to TCEH on demand (TCEH Demand Notes) and arose from cash loaned for debt principal and interest payments and other general corporate purposes of EFH Corp. The TCEH Demand Notes were guaranteed by EFIH and EFCH on a senior unsecured basis. The TCEH Demand Notes were pledged as collateral under the TCEH Senior Secured Facilities. In January 2013, EFIH used $680 million of the proceeds from its August 2012 debt issuance to pay a dividend to EFH Corp., which EFH Corp. used with cash on hand to repay the entire balance of the TCEH Demand Notes. The average daily balance of the TCEH Demand Notes totaled $57 million for the year ended December 31, 2013. The TCEH Demand Notes carried interest at a rate based on the one-month LIBOR rate plus 5.00%, and interest income related to the TCEH Demand Notes totaled $3 million for the year ended December 31, 2013.

•
EFCH (parent entity) has a demand note payable to EFH Corp., the proceeds from which were used to repay outstanding debt. The note totaled $107 million at December 31, 2014, and carried interest at a rate based on the one-month LIBOR rate plus 5.00%. Interest expense related to this note totaled $2 million and $5 million for the years ended December 31, 2014 and 2013, respectively. Since the Petition Date, the note payable was classified as a liability subject to compromise (LSTC) and interest expense was not recorded since the Petition Date. In December 2015, the demand note was eliminated as part of the Settlement Agreement.

•
In the first quarter of 2014, a cash contribution totaling $84 million was made to the EFH Corp. retirement plan, of which $64 million was contributed by Oncor and $20 million was contributed by TCEH. In December 2015, an additional cash contribution totaling $67 million was made to the EFH Corp. retirement plan, of which $51 million was contributed by Oncor and $16 million was contributed by TCEH. These contributions resulted in the EFH Corp. retirement plan being fully funded as calculated under the provisions of ERISA, as amended. As a result of the Bankruptcy Filing, participants in the EFH Corp. retirement plan who choose to retire would not be eligible for the lump sum payout option under the retirement plan unless the EFH Corp. retirement plan was fully funded. The payments by TCEH were accounted for as an advance to EFH Corp. that will be settled as pension expense is allocated to TCEH in the normal course. The balance of the advance totaled $24 million at December 31, 2015, with $6 million recorded as a current asset and $18 million recorded as a noncurrent asset. The balance of the advance totaled $15 million at December 31, 2014, with $8 million recorded as a current asset and $7 million recorded as a noncurrent asset.

•
Receivables from affiliates are measured at historical cost and have historically consisted of notes receivable for cash loaned to EFH Corp. for debt principal and interest payments and other general corporate purposes of EFH Corp. as discussed above. EFCH reviews economic conditions, counterparty credit scores and historical payment activity to assess the overall collectability of its affiliated receivables. There were no credit loss allowances at December 31, 2015 and 2014, respectively.

•
A subsidiary of EFH Corp. bills our subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges, which are largely settled in cash and primarily reported in SG&A expenses, totaled $205 million, $204 million and $241 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts include allocated expense, which totaled $10 million and $29 million for the years ended December 31, 2014 and 2013, respectively, for management fees owed and paid by EFH Corp. to the Sponsor Group. Effective with the Petition Date, EFH Corp. suspended allocations of such fees to EFCH. Fees accrued as of the Petition Date are classified as LSTC as of December 31, 2014 and were eliminated in December 2015 as part of the Settlement Agreement. Beginning in 2012, we reimburse a subsidiary of EFH Corp. for an allocated share of technology-related equipment purchased by the subsidiary. Amounts we paid in 2014 and 2013 related to technology-related equipment totaled $4 million and $29 million and were accounted for as an intangible asset to be amortized over the life of the equipment. Previously, the depreciation of such equipment was included in the administrative cost billings.

•
See Note 12 for discussion of a letter of credit issued by TCEH in 2014 to a subsidiary of EFH Corp. to secure its amounts payable to the subsidiary arising from recurring transactions in the normal course.

•
During 2015, TCEH purchased $16 million in information technology assets from a subsidiary of EFH Corp. and settled $14 million of these assets in 2015 and $2 million in early 2016. In 2014, a subsidiary of EFH Corp. sold information technology assets to TCEH totaling $52 million. TCEH cash settled $45 million of these transactions and a subsidiary of EFH Corp. settled $7 million of this obligation by drawing on the letter of credit issued by TCEH. The assets are substantially for the use of TCEH and its subsidiaries.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in investments in our consolidated balance sheets, will ultimately be sufficient to fund the actual future decommissioning liability, reported in noncurrent liabilities in our consolidated balance sheets. The delivery fee surcharges remitted to TCEH totaled $17 million for both of the years ended December 31, 2015 and 2014 and $16 million for the year ended December 31, 2013. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At December 31, 2015 and 2014, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $409 million and $479 million, respectively, reported in other noncurrent liabilities. In November 2015, the PUCT approved Luminant's updated nuclear decommissioning cost study and funding analysis.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns that include our results; however, under a Federal and State Income Tax Allocation Agreement, our federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if we file our own corporate income tax return. As of December 31, 2015, we had current income tax liabilities of $10 million. As of December 31, 2014, we had current income tax liabilities of $16 million and we had $626 million in noncurrent income tax liabilities payable to EFH Corp. reported as LSTC. In 2015, $604 million of the income tax liability was eliminated under the terms of the Settlement Agreement. We made tax payments to EFH Corp. totaling $29 million, $33 million and $137 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•
Pursuant to the Federal and State Income Tax Allocation Agreement between EFH Corp. and TCEH, in September 2013, TCEH made a federal income tax payment of $84 million to EFH Corp. related to the 1997 through 2002 IRS appeals settlement. The Plan of Reorganization provides that the Debtors will reject this agreement at the effective time of the Plan of Reorganization. Under the Settlement Agreement, no further cash payments will be made in respect of federal income tax. See Note 6.

•
Certain transmission and distribution utilities in Texas have requirements in place to assure adequate creditworthiness of any REP to support the REP's obligation to collect securitization bond-related (transition) charges on behalf of the utility. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH is required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at both December 31, 2015 and 2014, respectively, TCEH had posted letters of credit and/or cash in the amount of $6 million and $9 million for the benefit of Oncor.

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

•
As a result of debt repurchase and exchange transactions in 2009 through 2011, EFH Corp. and EFIH held TCEH debt securities at December 31, 2014 as shown below (principal amounts). The $382 million in notes payable as of the Petition Date was classified as LSTC. The amounts of TCEH debt held by EFIH or EFH Corp. were eliminated as a result of the Settlement Agreement approved by the Bankruptcy Court in December 2015. In conjunction with the Settlement Agreement approved by the Bankruptcy Court in December 2015, EFH Corp. and EFIH waived their rights to the claims associated with these debt securities, resulting in a gain recorded in reorganization items (see Note 10).

Principal Amount
TCEH Senior Notes:
Held by EFH Corp.	$284
Held by EFIH	79
TCEH Term Loan Facilities:
Held by EFH Corp.	19
Total	$382

Interest expense on the notes totaled $1 million, $13 million and $38 million for the years ended December 31, 2015, 2014 and 2013, respectively. Contractual interest, not paid or recorded, totaled $37 million and $25 million for the years ended December 31, 2015 and 2014, respectively. See Note 9.

See Notes 12 and 13 for guarantees and push-down of certain EFH Corp. debt and Note 17 for allocation of EFH Corp. pension and OPEB costs to us.

19. SUPPLEMENTARY FINANCIAL INFORMATION

Restricted Cash

	December 31, 2015		December 31, 2014
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to the DIP Facility (Note 11)	$519	$—	$—	$350
Amounts related to TCEH's pre-petition Letter of Credit Facility (Note 12) (a)	—	507	—	551
Other	—	—	2	—
Total restricted cash	$519	$507	$2	$901
____________

(a)	See Note 12 for discussion of letter of credit draws in 2014 and 2015.

Trade Accounts Receivable

	December 31,
	2015	2014
Wholesale and retail trade accounts receivable	$542	$603
Allowance for uncollectible accounts	(9)	(15)
Trade accounts receivable — net	$533	$588

Gross trade accounts receivable at December 31, 2015 and 2014 included unbilled revenues of $231 million and $239 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Year Ended December 31,
	2015	2014	2013
Allowance for uncollectible accounts receivable at beginning of period	$15	$14	$9
Increase for bad debt expense	34	38	33
Decrease for account write-offs	(40)	(37)	(28)
Allowance for uncollectible accounts receivable at end of period	$9	$15	$14

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

Inventories by Major Category

	December 31,
	2015	2014
Materials and supplies	$226	$214
Fuel stock	170	215
Natural gas in storage	32	39
Total inventories	$428	$468

Investments

	December 31,
	2015	2014
Nuclear plant decommissioning trust	$918	$893
Assets related to employee benefit plans, including employee savings programs, net of distributions	1	1
Land	36	37
Miscellaneous other	7	10
Total investments	$962	$941

Nuclear Decommissioning Trust — Investments in a trust that will be used to fund the costs to decommission the Comanche Peak nuclear generation plant are carried at fair value. Decommissioning costs are being recovered from Oncor's customers as a delivery fee surcharge over the life of the plant and deposited by TCEH in the trust fund. Income and expense associated with the trust fund and the decommissioning liability are offset by a corresponding change in a receivable/payable (currently a payable reported in noncurrent liabilities) that will ultimately be settled through changes in Oncor's delivery fees rates (see Note 18). The nuclear decommissioning trust fund is not a debtor under the Chapter 11 Cases. A summary of investments in the fund follows:

	December 31, 2015
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$310	$11	$(2)	$319
Equity securities (c)	291	315	(7)	599
Total	$601	$326	$(9)	$918

	December 31, 2014
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$288	$13	$—	$301
Equity securities (c)	276	320	(4)	592
Total	$564	$333	$(4)	$893
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 3.68% and 4.35% at December 31, 2015 and 2014, respectively, and an average maturity of 8 years and 6 years at December 31, 2015 and 2014, respectively.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at December 31, 2015 mature as follows: $102 million in one to five years, $75 million in five to ten years and $142 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Year Ended December 31,
	2015	2014	2013
Realized gains	$1	$11	$2
Realized losses	$(1)	$(2)	$(4)
Proceeds from sales of securities	$401	$314	$175
Investments in securities	$(418)	$(331)	$(191)

Property, Plant and Equipment

	December 31,
	2015	2014
Generation and mining (Note 8)	$10,886	$14,986
Other assets	546	526
Total	11,432	15,512
Less accumulated depreciation	2,654	3,948
Net of accumulated depreciation	8,778	11,564
Construction work in progress	323	459
Nuclear fuel (net of accumulated amortization of $1.383 billion and $1.237 billion)	248	265
Property, plant and equipment — net	$9,349	$12,288

Depreciation expense totaled $767 million, $1.154 billion and $1.231 billion for the years ended December 31, 2015, 2014 and 2013, respectively.

Assets related to capital leases included above totaled $1 million and $51 million at December 31, 2015 and 2014, respectively, net of accumulated depreciation.

In conjunction with the impairment charges taken in 2014 and 2015 (see Note 8), we reviewed the estimated useful life of the impaired generation facilities. The estimated remaining useful lives range from 17 to 54 years for the lignite/coal and nuclear fueled generation units. Those estimated lives are subject to change as market factors evolve, including changes in environmental regulation and wholesale electricity price forecasts.

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

We have established an estimated $69 million asset retirement obligation related to the Disposal of Coal Combustion Residuals from Electric Utilities rule for our existing facilities.

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the consolidated balance sheets, for the years ended December 31, 2015 and 2014:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at January 1, 2014	$390	$98	$36	$524
Additions:
Accretion	23	22	3	48
Incremental reclamation costs (a)	—	127	—	127
Reductions:
Payments	—	(82)	(3)	(85)
Liability at December 31, 2014	$413	$165	$36	$614
Additions:
Accretion	25	20	6	51
Adjustment for new cost estimate (b)	70	—	—	70
Incremental reclamation costs (c)	—	84	69	153
Reductions:
Payments	—	(54)	(4)	(58)
Liability at December 31, 2015	508	215	107	830
Less amounts due currently	—	(66)	—	(66)
Noncurrent liability at December 31, 2015	$508	$149	$107	$764
____________

(a)
The increase in the mining reclamation liability of $127 million during 2014 was primarily due to final remediation for certain mines occurring sooner than previously estimated and increases in remediation cost estimates at other mining locations.

(b)
The adjustment for nuclear plant decommissioning resulted from a new cost estimate completed in the second quarter of 2015. Under applicable accounting standards, the liability is remeasured when significant changes in the amount or timing of cash flows occurs, and PUCT rules require a new cost estimate at least every five years. The increase in the liability was driven by increased security and fuel-handling costs.

(c)
The adjustment for other asset retirement obligations resulted from the effect on our estimated retirement obligation related to coal combustion residual facilities at our lignite/coal fueled generation facilities that arose from the CCR rule discussed above.

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	December 31,
	2015	2014
Uncertain tax positions (including accrued interest) (Note 5)	$41	$74
Asset retirement and mining reclamation obligations	764	560
Unfavorable purchase and sales contracts	543	566
Nuclear decommissioning fund excess over asset retirement obligation (Note 18)	409	479
Other, including retirement and other employee benefits	23	21
Total other noncurrent liabilities and deferred credits	$1,780	$1,700

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $23 million, $23 million and $25 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 4 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2016	$24
2017	$24
2018	$24
2019	$24
2020	$24

Fair Value of Debt

	December 31, 2015		December 31, 2014
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facility (Note 11)	$1,425	$1,411	$1,425	$1,430
Long-term debt not subject to compromise, excluding capital lease obligations (Note 11)	$49	$53	$76	$79

We determine fair value in accordance with accounting standards as discussed in Note 15, and at December 31, 2015, our debt fair value represents Level 2 valuations. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg. The fair value estimates of our pre-petition notes, loans and other debt reported as liabilities subject to compromise have been excluded from the table above. As a result of our ongoing Chapter 11 Cases, obtaining the fair value estimates of our pre-petition debt subject to compromise as of December 31, 2015 is impractical, and the fair values will ultimately be decided through the Chapter 11 Cases.

Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
Cash payments related to:
Interest paid (a)	$1,302	$1,259	$2,695
Capitalized interest	(11)	(17)	(25)
Interest paid (net of capitalized interest) (a)	$1,291	$1,242	$2,670
Income taxes	$29	$33	$137
Reorganization items (b)	$224	$93	$—
Noncash investing and financing activities:
Effect of Parent's payment of interest on pushed-down debt	$—	$—	$23
Construction expenditures (c)	$75	$108	$45
Contribution to membership interests (Note 18)	$—	$2	$2
Reduction of debt pushed down from EFH Corp. (Note 12) (d)	$—	$—	$(420)
Debt extension transactions (e)	$—	$—	$(340)
Debt assumed related to acquisition of combustion turbine trust interest	$—	$—	$(45)
____________

(a)	Net of amounts received under interest rate swap agreements. For the years ended December 31, 2015 and 2014, this amount also includes amounts paid for adequate protection.

(b)	Represents cash payments for legal and other consulting services.

(c)	Represents end-of-period accruals.

(d)	For the year ended December 31, 2013, represents $838 million principal amount of EFH Corp. debt exchanged (at 50%). See Note 12.

(e)	Principal amounts of incremental loans under the TCEH Term Loan Facilities issued in consideration for the extension of the maturity date of such facilities.

20.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

At December 31, 2015 TCEH and TCEH Finance, as Co-Issuers, had outstanding $4.874 billion aggregate principal amount of pre-petition 10.25% Senior Notes Due 2015, 10.25% Senior Notes due 2015 Series B and Toggle Notes (collectively, the TCEH Senior Notes) and $1.571 billion aggregate principal amount of pre-petition 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021 (Series B) (collectively, the TCEH Senior Secured Second Lien Notes). The TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes are unconditionally guaranteed by EFCH and by each subsidiary (all 100% owned by TCEH) that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes. The guarantees of the TCEH Senior Notes rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. The guarantees of the TCEH Senior Secured Second Lien Notes rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH's obligations under the TCEH Senior Secured Facilities, the TCEH Senior Secured Notes and TCEH's commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral (see Note 12). All other subsidiaries of EFCH, either direct or indirect, do not guarantee the TCEH Senior Notes or TCEH Senior Secured Second Lien Notes (collectively the Non-Guarantors). The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain certain restrictions, subject to certain exceptions, on EFCH's ability to pay dividends or make investments. See Note 12.

The following tables have been prepared in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered in order to present the statements of consolidating income (loss) and of cash flows of EFCH (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors for the years ended December 31, 2015, 2014 and 2013 and the consolidating balance sheets at December 31, 2015 and December 31, 2014 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the application of SEC Staff Accounting Bulletin Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances, including the effects of the push down of $30 million of the EFH Corp. pre-petition 10.875% Senior Notes and EFH Corp. pre-petition 11.25%/12.00% Senior Toggle Notes to the Parent at both December 31, 2015 and December 31, 2014 and the TCEH Senior Notes, TCEH Senior Secured Notes, TCEH Senior Secured Second Lien Notes and TCEH Senior Secured Facilities to the Other Guarantors at December 31, 2015 and December 31, 2014 (see Note 12). TCEH Finance's sole function is to be the co-issuer of certain TCEH debt securities; therefore, it has no other independent assets, liabilities or operations. Amounts reported as advances to affiliates arise from recurring intercompany transactions among EFCH, TCEH and TCEH’s subsidiaries in the normal course of business. In consideration of the Bankruptcy Filing, the ultimate settlement of the advances is uncertain and is dependent on the Chapter 11 plan ultimately approved. Accordingly, as of December 31, 2015, the Other Guarantors' pre-petition advances from parent have been reclassified to membership interests as a noncash transaction.

EFCH (parent entity) received no dividends/distributions from its consolidated subsidiaries for the years ended December 31, 2015, 2014 and 2013.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Consolidating Statements of Income (Loss)
Year Ended December 31, 2015
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$5,370	$—	$—	$5,370
Fuel, purchased power costs and delivery fees	—	—	(2,692)	—	—	(2,692)
Net gain from commodity hedging and trading activities	—	—	334	—	—	334
Operating costs	—	—	(834)	—	—	(834)
Depreciation and amortization	—	(8)	(844)	—	—	(852)
Selling, general and administrative expenses	—	5	(681)	—	—	(676)
Impairment of goodwill	—	(2,200)	—	—	—	(2,200)
Impairment of long-lived assets	—	—	(2,541)	—	—	(2,541)
Other income	—	—	12	5	—	17
Other deductions	—	(2)	(91)	—	—	(93)
Interest income	—	26	125	—	(151)	—
Interest expense and related charges	(6)	(1,419)	(19)	—	151	(1,293)
Reorganization items	100	(1,428)	1,327	—	—	(1)
Income (loss) before income taxes	94	(5,026)	(534)	5	—	(5,461)
Income tax benefit (expense)	(20)	697	164	(4)	21	858
Equity earnings (losses) of subsidiaries	(4,677)	(348)	1	—	5,024	—
Net income (loss)	(4,603)	(4,677)	(369)	1	5,045	(4,603)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to EFCH	$(4,603)	$(4,677)	$(369)	$1	$5,045	$(4,603)

Consolidating Statements of Comprehensive Income (Loss)
Year Ended December 31, 2015
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Net income (loss)	(4,603)	(4,677)	(369)	1	5,045	(4,603)
Other comprehensive income	2	2	—	—	(2)	2
Comprehensive income (loss)	(4,601)	(4,675)	(369)	1	5,043	(4,601)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to EFCH	$(4,601)	$(4,675)	$(369)	$1	$5,043	$(4,601)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Consolidating Statements of Income (Loss)
Year Ended December 31, 2014
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$5,978	$—	$—	$5,978
Fuel, purchased power costs and delivery fees	—	—	(2,842)	—	—	(2,842)
Net gain (loss) from commodity hedging and trading activities	—	(90)	101	—	—	11
Operating costs	—	—	(914)	—	—	(914)
Depreciation and amortization	—	—	(1,270)	—	—	(1,270)
Selling, general and administrative expenses	—	(29)	(677)	(2)	—	(708)
Impairment of goodwill	—	(1,600)	—	—	—	(1,600)
Impairment of long-lived assets	—	—	(4,670)	—	—	(4,670)
Other income	—	—	14	2	—	16
Other deductions	—	(4)	(277)	—	—	(281)
Interest income	1	81	285	—	(367)	—
Interest expense and related charges	(10)	(2,045)	(802)	—	1,099	(1,758)
Reorganization items	—	(500)	(21)	—	—	(521)
Income (loss) before income taxes	(9)	(4,187)	(5,095)	—	732	(8,559)
Income tax benefit (expense)	9	846	1,710	1	(236)	2,330
Equity earnings (losses) of subsidiaries	(6,229)	(2,888)	1	—	9,116	—
Net income (loss)	(6,229)	(6,229)	(3,384)	1	9,612	(6,229)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to EFCH	$(6,229)	$(6,229)	$(3,384)	$1	$9,612	$(6,229)

Consolidating Statements of Comprehensive Income (Loss)
Year Ended December 31, 2014
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Net income (loss)	(6,229)	(6,229)	(3,384)	1	9,612	(6,229)
Other comprehensive income	1	1	—	—	(1)	1
Comprehensive income (loss)	(6,228)	(6,228)	(3,384)	1	9,611	(6,228)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to EFCH	$(6,228)	$(6,228)	$(3,384)	$1	$9,611	$(6,228)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Consolidating Statements of Income (Loss)
Year Ended December 31, 2013
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$5,899	$59	$(59)	$5,899
Fuel, purchased power costs and delivery fees	—	—	(2,848)	—	—	(2,848)
Net gain (loss) from commodity hedging and trading activities	—	(56)	2	—	—	(54)
Operating costs	—	—	(881)	—	—	(881)
Depreciation and amortization	—	—	(1,333)	—	—	(1,333)
Selling, general and administrative expenses	—	(64)	(723)	(28)	59	(756)
Impairment of goodwill	—	(1,000)	—	—	—	(1,000)
Impairment of long-lived assets	—	—	—	(140)	—	(140)
Other income	—	—	9	—	—	9
Other deductions	—	—	(22)	—	—	(22)
Interest income	1	243	795	—	(1,034)	5
Interest expense and related charges	(19)	(2,716)	(2,462)	(10)	3,274	(1,933)
Income (loss) before income taxes	(18)	(3,593)	(1,564)	(119)	2,240	(3,054)
Income tax benefit (expense)	5	828	664	4	(764)	737
Equity earnings (losses) of subsidiaries	(2,304)	461	(23)	—	1,866	—
Net loss	(2,317)	(2,304)	(923)	(115)	3,342	(2,317)
Net loss attributable to noncontrolling interests	107	107	—	107	(214)	107
Net loss attributable to EFCH	$(2,210)	$(2,197)	$(923)	$(8)	$3,128	$(2,210)

Consolidating Statements of Comprehensive Income (Loss)
Year Ended December 31, 2013
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Net loss	(2,317)	(2,304)	(923)	(115)	3,342	(2,317)
Other comprehensive income	6	6	—	—	(6)	6
Comprehensive loss	(2,311)	(2,298)	(923)	(115)	3,336	(2,311)
Comprehensive loss attributable to noncontrolling interests	107	107	—	107	(214)	107
Comprehensive income (loss) attributable to EFCH	$(2,204)	$(2,191)	$(923)	$(8)	$3,122	$(2,204)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Consolidating Statements of Cash Flows
Year Ended December 31, 2015
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(8)	$(1,607)	$1,846	$(2)	$—	$229
Cash flows – financing activities:
Fees paid for DIP Facility	—	(9)	—	—	—	(9)
Notes/advances due to affiliates	21	1,297	—	2	(1,320)	—
Repayments/repurchases of debt	(13)	—	(21)	—	—	(34)
Cash provided by (used in) financing activities	8	1,288	(21)	2	(1,320)	(43)
Cash flows – investing activities:
Capital expenditures	—	(2)	(335)	—	—	(337)
Nuclear fuel purchases	—	—	(123)	—	—	(123)
Settlements of notes due from affiliates	—	—	(1,336)	—	1,320	(16)
Changes in restricted cash	—	(124)	1	—	—	(123)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	401	—	—	401
Investments in nuclear decommissioning trust fund securities	—	—	(418)	—	—	(418)
Other, net	—	(13)	(9)	9	—	(13)
Cash provided by (used in) investing activities	—	(139)	(1,819)	9	1,320	(629)
Net change in cash and cash equivalents	—	(458)	6	9	—	(443)
Cash and cash equivalents – beginning balance	—	1,826	16	1	—	1,843
Cash and cash equivalents – ending balance	$—	$1,368	$22	$10	$—	$1,400

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Consolidating Statements of Cash Flows
Year Ended December 31, 2014
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(7)	$(1,498)	$1,947	$(5)	$—	$437
Cash flows – financing activities:
Proceeds from DIP Facility	—	1,425	—	—	—	1,425
Fees paid for DIP Facility	—	(92)	—	—	—	(92)
Notes/advances due to affiliates	19	1,462	—	—	(1,481)	—
Repayments/repurchases of long-term debt	(12)	(203)	(20)	—	—	(235)
Contributions from noncontrolling interests	—	—	—	1	—	1
Cash provided by (used in) financing activities	7	2,592	(20)	1	(1,481)	1,099
Cash flows – investing activities:
Capital expenditures	—	—	(336)	—	—	(336)
Nuclear fuel purchases	—	—	(77)	—	—	(77)
Settlements of notes due from affiliates	—	—	(1,496)	—	1,481	(15)
Purchase of right to use certain computer-related assets from parent	—	—	(4)	—	—	(4)
Changes in restricted cash	—	44	(2)	—	—	42
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	314	—	—	314
Investments in nuclear decommissioning trust fund securities	—	—	(331)	—	—	(331)
Other, net	—	(37)	5	—	—	(32)
Cash provided by (used in) investing activities	—	7	(1,927)	—	1,481	(439)
Net change in cash and cash equivalents	—	1,101	—	(4)	—	1,097
Cash and cash equivalents – beginning balance	—	725	16	5	—	746
Cash and cash equivalents – ending balance	$—	$1,826	$16	$1	$—	$1,843

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Consolidating Statements of Cash Flows
Year Ended December 31, 2013
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(1)	$(1,643)	$1,458	$(85)	$—	$(271)
Cash flows – financing activities:
Repayments/repurchases of long-term debt	(11)	(64)	(30)	—	—	(105)
Net short-term borrowings under accounts receivable securitization program	—	—	—	(82)	—	(82)
Contributions from parent	—	—	—	136	(136)	—
Other, net	12	1,461	—	(4)	(1,456)	13
Cash provided by (used in) financing activities	1	1,397	(30)	50	(1,592)	(174)
Cash flows – investing activities:
Capital expenditures	—	—	(467)	(5)	—	(472)
Nuclear fuel purchases	—	—	(116)	—	—	(116)
Notes/loans due from affiliates	—	—	(758)	—	1,456	698
Investment in subsidiary	—	(146)	10	—	136	—
Purchase of right to use certain computer-related assets from parent	—	—	(29)	—	—	(29)
Acquisition of combustion turbine trust interest	—	—	(40)		—	(40)
Changes in restricted cash	—	2	—	—	—	2
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	175	—	—	175
Investments in nuclear decommissioning trust fund securities	—	—	(191)	—	—	(191)
Other, net	—	—	(11)	—	—	(11)
Cash provided by (used in) investing activities	—	(144)	(1,427)	(5)	1,592	16
Net change in cash and cash equivalents	—	(390)	1	(40)	—	(429)
Cash and cash equivalents – beginning balance	—	1,115	15	45	—	1,175
Cash and cash equivalents – ending balance	$—	$725	$16	$5	$—	$746

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Consolidating Balance Sheets December 31, 2015 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,368	$22	$10	$—	$1,400
Restricted cash	—	519	—	—	—	519
Advance to parent	—	6	—	—	—	6
Trade accounts receivable – net	—	—	533	—	—	533
Accounts receivable from affiliates	—	92	—	—	(92)	—
Inventories	—	—	428	—	—	428
Commodity and other derivative contractual assets	—	—	465	—	—	465
Other current assets	—	3	68	—	—	71
Total current assets	—	1,988	1,516	10	(92)	3,422
Restricted cash	—	507	—	—	—	507
Advance to parent	—	18	—	—	—	18
Investments	(32,818)	9,095	983	5	23,697	962
Property, plant and equipment – net	—	12	9,334	3	—	9,349
Goodwill	—	152	—	—	—	152
Identifiable intangible assets – net	—	31	1,148	—	—	1,179
Accumulated deferred income taxes	—	438	393	11	(842)	—
Other noncurrent assets	—	1	38	—	—	39
Total assets	$(32,818)	$12,242	$13,412	$29	$22,763	$15,628
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under credit and other facilities	$—	$1,425	$—	$—	$—	$1,425
Long-term debt due currently	15	—	16	—	—	$31
Trade accounts payable	—	21	373	—	—	394
Trade accounts and other payables to affiliates	—	—	211	—	(92)	119
Commodity and other derivative contractual liabilities	—	—	203	—	—	203
Margin deposits related to commodity positions	—	—	152	—	—	152
Accrued income taxes payable to parent	—	—	10	—	—	10
Accrued taxes other than income	—	—	98	—	—	98
Accrued interest	—	119	1	—	—	120

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Condensed Consolidating Balance Sheets December 31, 2015 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Other current liabilities	—	32	242	—	—	274
Total current liabilities	15	1,597	1,306	—	(92)	2,826
Accumulated deferred income taxes	—	—	—	—	213	213
Notes or other liabilities due affiliates	—	—	—	2	(2)	—
Long-term debt, less amounts due currently	20	—	3	—	—	23
Liabilities subject to compromise	44	43,468	31,601	—	(41,337)	33,776
Other noncurrent liabilities and deferred credits	—	(4)	1,784	—	—	1,780
Total liabilities	79	45,061	34,694	2	(41,218)	38,618
Total membership interests	(32,897)	(32,819)	(21,282)	27	63,981	(22,990)
Total liabilities and membership interests	$(32,818)	$12,242	$13,412	$29	$22,763	$15,628

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Consolidating Balance Sheets December 31, 2014 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,826	$16	$1	$—	$1,843
Restricted cash	—	—	2	—	—	2
Advances to affiliates	—	8	1,179	—	(1,179)	8
Trade accounts receivable – net	—	—	588	—	—	588
Income taxes receivable	—	176	—	—	(176)	—
Inventories	—	—	468	—	—	468
Commodity and other derivative contractual assets	—	—	492	—	—	492
Other current assets	—	9	59	—	—	68
Total current assets	—	2,019	2,804	1	(1,355)	3,469
Restricted cash	—	901	—	—	—	901
Advance to affiliates	—	7	—	—	—	7
Investments	(28,114)	10,845	958	8	17,244	941
Property, plant and equipment – net	—	34	12,251	3	—	12,288
Goodwill	—	2,352	—	—	—	2,352
Identifiable intangible assets – net	—	14	1,322	—	—	1,336
Accumulated deferred income taxes	—	757	—	15	(772)	—
Other noncurrent assets, principally unamortized amendment/issuance costs	—	3	36	—	—	39
Total assets	$(28,114)	$16,932	$17,371	$27	$15,117	$21,333
LIABILITIES AND EQUITY
Current liabilities:
Notes/advances from affiliates	$8	$1,171	$—	$—	$(1,179)	$—
Long-term debt due currently	13	—	22	—	—	$35
Trade accounts payable	—	7	375	—	—	382
Trade accounts and other payables to affiliates	2	7	154	2	—	165
Commodity and other derivative contractual liabilities	—	—	316	—	—	316
Margin deposits related to commodity positions	—	—	26	—	—	26
Accumulated deferred income taxes	24	47	43	—	—	114
Accrued income taxes payable to parent	—	—	192	—	(176)	16
Accrued taxes other than income	—	—	107	—	—	107

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Consolidating Balance Sheets December 31, 2014 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Accrued interest	—	116	1	—	—	117
Other current liabilities	—	37	227	—	—	264
Total current liabilities	47	1,385	1,463	2	(1,355)	1,542
Borrowings under debtor-in-possession credit facilities	—	1,425	—	—	—	1,425
Long-term debt, less amounts due currently	34	—	51	—	—	85
Liabilities subject to compromise	144	42,239	32,581	—	(40,931)	34,033
Accumulated deferred income taxes	40	—	944	—	38	1,022
Other noncurrent liabilities and deferred credits	—	(3)	1,703	—	—	1,700
Total liabilities	265	45,046	36,742	2	(42,248)	39,807
EFCH membership interests	(28,379)	(28,114)	(19,371)	25	57,365	(18,474)
Noncontrolling interests in subsidiaries	—	—	—	—	—	—
Total membership interests	(28,379)	(28,114)	(19,371)	25	57,365	(18,474)
Total liabilities and membership interests	$(28,114)	$16,932	$17,371	$27	$15,117	$21,333

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2015. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

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

The management of Energy Future Competitive Holdings Company LLC performed an evaluation as of December 31, 2015 of the effectiveness of the company's internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission's (COSO's) Internal Control - Integrated Framework (2013). Based on the review performed, management believes that as of December 31, 2015 Energy Future Competitive Holdings Company LLC's internal control over external financial reporting was effective.

The independent registered public accounting firm of Deloitte & Touche LLP as auditors of the consolidated financial statements of Energy Future Competitive Holdings Company LLC has issued an attestation report on Energy Future Competitive Holdings Company LLC's internal control over financial reporting.

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 a material weakness in our internal control over financial reporting related to accounting for deferred income taxes. During the year ended December 31, 2015, we implemented a plan of remediation to strengthen our overall internal control over accounting for deferred income taxes. The remediation plan included the following steps:

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

•	increasing key resources in our tax department and further evaluating staffing levels to ensure the execution of timely and rigorous control procedures.

Management has implemented and tested new and refined interim period controls and annual controls related to accounting for deferred income taxes. After completing our testing of the design and operating effectiveness of these new controls, we concluded that we have remediated the previously identified material weakness as of December 31, 2015.

Changes to Internal Control over Financial Reporting

Except for the changes described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ JOHN F. YOUNG	/s/ PAUL M. KEGLEVIC
John F. Young, Chair, President and	Paul M. Keglevic, Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Co-Chief Restructuring Officer

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Member of Energy Future Competitive Holdings Company LLC (Debtor-in-Possession)
Dallas, Texas
We have audited the internal control over financial reporting of Energy Future Competitive Holdings Company LLC (a direct subsidiary of Energy Future Holdings Corp.) and subsidiaries (Debtor-in-Possession) (“EFCH”) as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. EFCH's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on EFCH's internal control over financial reporting based on our audit.
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

In our opinion EFCH has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of EFCH and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding (1) the voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code of Energy Future Holdings Corp. and the substantial majority of its subsidiaries (Debtor-in-Possession) (including Energy Future Competitive Holdings Company LLC) and (2) substantial doubt about EFCH’s ability to continue as a going concern, which is contingent upon its ability to comply with the financial and other covenants contained in the DIP Facility, its ability to obtain new debtor in possession financing in the event the DIP Facility was to expire during the pendency of the Chapter 11 Cases, its ability to complete a Chapter 11 plan of reorganization in a timely manner, including obtaining applicable regulatory approvals required for such plan, and its ability to obtain any exit financing needed to implement such plan, among other factors.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 29, 2016

Item 9b.	OTHER INFORMATION

None

PART III.

Item 10.	MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers

The names of EFCH's managers and information about them, as furnished by the managers themselves, are set forth below:

Name	Age	Served As Manager Since	Business Experience
Arcilia C. Acosta	50	2012
Arcilia C. Acosta has served as a Manager of EFCH since April 2012. Ms. Acosta is the founder, President and CEO of CARCON Industries & Construction, L.L.C. (CARCON) and its subsidiaries. She is also the founder, President and CEO of Southwestern Testing Laboratories, L.L.C. (STL). CARCON's principal business is commercial, institutional and transportation, design and build construction. STL's principal business is geotechnical engineering, construction materials testing and environmental consulting services. Ms. Acosta serves on the Board of Directors of EFH Corp., TCEH, the Dallas Citizens Council, and the U.T. Southwestern Board of Visitors. She also serves on the Board of Legacy Texas Financial Group, National Association, where she serves on the Audit Committee and Compensation Committee.

Paul M. Keglevic	62	2010
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

Scott Lebovitz	40	2007
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

Michael MacDougall	45	2007
Michael MacDougall has served as a Manager of EFCH since October 2007. He is a partner of TPG. Mr. MacDougall leads the firm's global energy and natural resources investing efforts. Prior to joining TPG in 2002, Mr. MacDougall was a vice president in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., where he focused on private equity and mezzanine investments. Mr. MacDougall is a director of both public and private companies, including Amber Holdings, Inc., Harvester Holdings, LLC and its wholly owned subsidiary, Petro Harvester Oil and Gas, LLC, Jonah Energy Holdings LLC, EFH Corp., and TCEH and is a director of the general partner of Valerus Compression Services, L.P. (doing business as Axip Energy Services, L.P.) During the past five years, he also served on the boards of Copano Energy, L.L.C., Graphic Packaging Holding Company, Kraton Performance Polymers Inc., Nexeo Solutions Holdings, LLC and Northern Tier Energy, LLC. Mr. MacDougall is also a member of the boards of directors of The Opportunity Network and the University of Texas Development Board and of the board of trustees of Baylor College of Medicine.

Hugh E. Sawyer	61	2013
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

Jonathan D. Smidt	43	2012
Jonathan D. Smidt has served as a Manager of EFCH since June 2012. He has been with KKR since 2000, where he is a partner in Europe leading KKR's investments in the industrial sector. Currently, he is a director of Laureate Education Inc., Samson Resources Corporation, Westbrick Energy LTD, EFH Corp. and TCEH.

John F. Young	59	2010
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

Ms. Acosta manages the operations of a large commercial construction company in Texas and has significant experience within the local Hispanic business community, having served as the chair of the Greater Dallas Hispanic Chamber of Commerce and the Texas Association of Mexican American Chambers of Commerce. Mr. Keglevic has considerable financial and accounting knowledge and expertise. Before joining EFH Corp. as Executive Vice President and Chief Financial Officer, he held various senior management positions at PricewaterhouseCoopers, including, most recently, his roles as Utility Sector Leader and Clients and Sector Assurance Leader. As a Managing Director with Huron Consulting Group, Mr. Sawyer leads the Operational Improvement Service Line for Business Advisory Practice. He has more than 35 years of experience leading turnarounds, bankruptcies, operational improvement and mergers and acquisitions for both public and private companies across a diverse group of industries. He has served as President or Chief Executive Officer of eight companies and has previously served on numerous boards of directors including the boards of Spiegel, Inc., Hines Horticulture, Inc., Neff Equipment Rental and Allied Holdings, Inc. He also currently serves on the board of Edison Mission Energy and JHT Holdings, Inc.

Executive Officers

The names and information regarding EFCH's executive officers are set forth below:

Name of Officer	Age	Positions and Offices Presently Held	Date First Elected to Present Offices	Business Experience (Preceding Five Years)
John F. Young	59	President and Chief Executive Officer of EFH Corp. and Chair, President and Chief Executive of EFIH and EFCH	January 2008
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

Stacey H. Doré	43	Executive Vice President, General Counsel and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH	October 2013
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

Paul M. Keglevic	62	Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer of EFH Corp., EFIH and EFCH	October 2013
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

Compensation Discussion and Analysis
We do not have any employees and are managed by certain executive officers of our parent company, EFH Corp. The executive officers of EFH Corp. are compensated solely and directly by EFH Corp., with no amounts allocated to EFCH, and all decisions as to the compensation of its executive officers are made by the EFH Corp. Organization and Compensation Committee. The Board of Managers of EFCH does not have a compensation committee. For a full discussion of the compensation awarded to John F. Young, EFCH’s Chair, President and Chief Executive, Paul M. Keglevic, EFCH’s Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer, and Stacey H. Doré, EFCH’s Executive Vice President, General Counsel, and Co-Chief Restructuring Officer, collectively our named executive officers (“Named Executive Officers”) for the fiscal year ending December 31, 2015, please see our parent EFH Corp.’s Form 10-K on file at www.sec.gov and on EFH Corp.’s website at www.energyfutureholdings.com under the “Investor Relations” tab.
Compensation Committee Report
EFCH does not have a compensation committee. Therefore, its full Board of Managers has approved that the Compensation Discussion and Analysis be included in EFCH’s Annual Report on Form 10-K.
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

Director Compensation
The table below sets forth information regarding the aggregate compensation earned by or paid to the members of the Board during the year ended December 31, 2015. Managers who are members of the EFH Corp. Board and are not members of the Sponsor Group (or their respective affiliates) receive compensation for their service as members of the EFH Corp. Board and do not receive additional compensation for service on this Board. Officers of EFCH or members of the Sponsor Group (or their respective affiliates) do not receive any fees for service as a manager.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Arcilia C. Acosta (1)	0	0	0
Paul M. Keglevic (2)	0	0	0
Scott Lebovitz (3)	0	0	0
Michael MacDougall (3)	0	0	0
Hugh E. Sawyer (4)	$777,500	0	$777,500
Jonathan D. Smidt (3)	0	0	0
John F. Young (2)	0	0	0

(1)	See the Directors Compensation Table in the EFH Corp. Form 10-K for compensation paid to Ms. Acosta for her service as an EFH Corp. director.

(2)	Officer of EFCH

(3)	Member of the Sponsor Group (or their respective affiliates)

(4)
Disinterested managers on our Board receive an annual retainer of $200,000. In recognition of the additional responsibilities Mr. Sawyer performs in his role as a disinterested manager on the Board of Managers of EFCH and TCEH, we pay him an additional $7,500 per day for days substantially spent on matters related to our restructuring.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Limited Liability Company Interests of Energy Future Competitive Holdings Company LLC

We are a wholly owned subsidiary of EFH Corp. As such, EFH Corp. is the beneficial owner of 100% of our membership interests and neither our directors nor the executive officers of our parent, EFH Corp., beneficially own any membership interests of EFCH as of February 1, 2016. The following table lists the percentage of limited liability company interests of EFCH beneficially owned by each manager and certain executive officers of EFCH and the holders of more than 5% of EFCH’s limited liability company interests as of February 1, 2016.

The amounts and percentages of limited liability interests of EFCH beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Name	Percentage Ownership
Energy Future Holdings Corp.	100.00%
Arcilia C. Acosta	0.00%
Paul M. Keglevic	0.00%
Scott Lebovitz	0.00%
Michael MacDougall	0.00%
Hugh E. Sawyer	0.00%
Jonathan D. Smidt	0.00%
John F. Young	0.00%
James A. Burke	0.00%
Stacey H. Doré	0.00%
M. A. McFarland	0.00%
All owners, managers and current executive officers as a group (11 persons)	100.00%

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

Management Services Agreement

In October 2007, in connection with the Merger, the Sponsor Group and Lehman Brothers Inc. entered into a management agreement with EFCH’s parent company, EFH Corp. (Management Agreement), pursuant to which affiliates of the Sponsor Group provide management, consulting, financial and other advisory services to EFH Corp. Pursuant to the Management Agreement, affiliates of the Sponsor Group are entitled to receive an aggregate annual management fee of $35 million, which amount increases 2% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services pursuant to the Management Agreement. The Management Agreement will continue in effect from year to year, unless terminated upon a change of control of EFH Corp. or in connection with an initial public offering of EFH Corp. or if the parties thereto mutually agree to terminate the Management Agreement. In addition, the Management Agreement provides that the Sponsor Group will be entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. Beginning with the quarterly management fee due December 31, 2013, the Sponsor Group, while reserving the right to receive the fees, directed EFH Corp. to suspend payments of the management fees for an indefinite period, and no such management fees were paid to the Sponsor Group during 2015. Pursuant to the Settlement Agreement approved by the Bankruptcy Court in December 2015, the Management Agreement has been terminated and the Sponsor Group has agreed to forego any and all claims under the Management Agreement in exchange for releases of alleged liabilities against the Debtors.

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

Business Affiliation
Ms. Acosta, a member of our board, is the owner, president and chief executive officer of Southwest Testing Laboratories, LLC, also known as STL Engineers. STL Engineers provides geotechnical engineering and construction materials testing services to Oncor. In 2015, Oncor paid STL Engineers approximately $340,000 for its services, which is also the amount of Ms. Acosta’s interest in the transaction. As discussed in Notes 1 and 3 to the Financial Statements of EFH Corp., EFH Corp. and Oncor have implemented certain structural and operational ring-fencing measures. As a result of these ring-fencing measures, neither EFCH, EFIH nor Ms. Acosta has any influence over Oncor’s selection of suppliers. STL Engineers was selected as a supplier by Oncor in the ordinary course through its established procurement process.

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
The Audit Committee may also approve certain ongoing non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (Deloitte & Touche) for EFH Corp. in 2015 were preapproved by the Audit Committee.
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

For the years ended December 31, 2015 and 2014, fees billed (in US dollars) to EFCH by Deloitte & Touche were as follows:

	2015	2014
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other service requirements, provide comfort letters and consents	$4,201,000	$4,605,000
Audit-Related Fees. Fees for services including due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards		334,000
Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	18,000	—
All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation assistance, and training services	—	—
Total	$4,219,000	$4,939,000

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Exhibits:

EFCH’s Exhibits to Form 10-K for the Fiscal Year Ended December31, 2014

Exhibits	Previously Filed* With File Number	As Exhibit

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2(a)	1-12833 Form 8-K (filed February 26, 2007)	2.1	—
Agreement and Plan of Merger, dated February 25, 2007, by and among Energy Future Holdings Corp. (formerly known as TXU Corp.), Texas Energy Future Holdings Limited Partnership and Texas Energy Future Merger Sub Corp.

2(b)	1-12833 Form 8-K (filed December 11, 2015)	2(a)	—	Amended Order Confirming the Debtors' Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code entered by the Bankruptcy Court on December 9, 2015

2(c)	1-12833 Form 8-K (filed December 11, 2015)	2(b)	—	The Debtors' Sixth Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code effective as of December 7, 2015

(3(i))	Articles of Incorporation

3(a)	001-34543 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(a)	—	Certificate of Formation of Energy Future Competitive Holdings Company LLC

(3(ii))	By-laws

3(b)	001-34543 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(b)	—	Certificate of Formation of Energy Future Competitive Holdings Company LLC

(4)	Instruments Defining the Rights of Security Holders, Including Indentures**

Energy Future Holdings Corp. (Merger-related push down debt)

4(a)	1-12833 Form 8-K (filed October 31, 2007)	4.1	—
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

EFCH’s Exhibits to Form 10-K for the Fiscal Year Ended December31, 2014

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

EFCH’s Exhibits to Form 10-K for the Fiscal Year Ended December31, 2014

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

EFCH’s Exhibits to Form 10-K for the Fiscal Year Ended December31, 2014

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

EFCH’s Exhibits to Form 10-K for the Fiscal Year Ended December31, 2014

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

10(p)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(sss)	—	ISDA Master Agreement, dated October 25, 2007, between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

10(q)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(ttt)	—	Schedule to the ISDA Master Agreement, dated October 25, 2007, between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

10(r)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(uuu)	—	Form of Confirmation between Texas Competitive Electric Holdings Company LLC and Goldman Sachs Capital Markets, L.P.

10(s)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(vvv)	—	ISDA Master Agreement, dated October 29, 2007, between Texas Competitive Electric Holdings Company LLC and Credit Suisse International.

10(t)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(www)	—	Schedule to the ISDA Master Agreement, dated October 29, 2007, between Texas Competitive Electric Holdings Company LLC and Credit Suisse International.

10(u)	1-12833 Form 10-K (2007) (filed March 31, 2008)	10(xxx)	—	Form of Confirmation between Texas Competitive Electric Holdings Company LLC and Credit Suisse International.

10(v)	1-12833 Form 10-Q (Quarter ended September 30, 2012) (filed October 30, 2012)	10(b)	—	Federal and State Income Tax Allocation Agreement, effective January 1, 2010, by and among members of the Energy Future Holdings Corp. consolidated group.

EFCH’s Exhibits to Form 10-K for the Fiscal Year Ended December31, 2014

Debtor-In-Possession Facility

10(aa)	1-12833 Form 8-K (filed May 7, 2014)	10.1	—
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

10(bb)	1-12833 Form 8-K (filed June 25, 2014)	10(d)	—	Amendment No. 1 to the TCEH DIP Credit Agreement, dated May 13, 2014, among the TCEH Debtors and the other parties thereto.

10(cc)	1-12833 Form 8-K (filed June 25, 2014)	10(e)	—	Amendment No. 2 to the TCEH DIP Credit Agreement, dated June 12, 2014, among the TCEH Debtors and the other parties thereto.

10(dd)	1-12833 Form 10-K (2014) (filed March 31, 2015)	10(jjjj)	—	Amendment No. 3 to the TCEH DIP Credit Agreement, dated November 6, 2014, among the TCEH Debtors and the other parties thereto.

10(ee)	1-12833 Form 10-K (2006) (filed March 2, 2007)	10(iii)	—
Amended and Restated Transaction Confirmation by Generation Development Company LLC, dated February 2007 (subsequently assigned to Texas Competitive Electric Holdings Company LLC on October 10, 2007) (confidential treatment has been requested for portions of this exhibit).

10(ff)	1-12833 Form 8-K (filed June 25, 2014)	10(a)	—
Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of June 19, 2014, among the EFIH Debtors, the lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, Citibank, N.A., Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents, Barclays Bank PLC, Royal Bank of Canada and Union Bank, N.A., as Co-Documentation Agents, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Barclays Bank PLC, RBC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, and Loop Capital Markets, LLC and Williams Capital Group, LLC, as Co-Managers.

10(gg)	1-12833 Form 8-K (filed June 25, 2014)	10(b)	—	Pledge Agreement, dated as of June 19, 2014, by and among the EFIH Debtors and Deutsche Bank AG New York Branch, as collateral agent.

10(hh)	1-12833 Form 8-K (filed June 25, 2014)	10(c)	—	Security Agreement, dated as of June 19, 2014, by and among the EFIH Debtors and Deutsche Bank AG New York Branch, as collateral agent.

10(ii)	1-12833 Form 8-K (filed June 25, 2014)	10(d)	—	Amendment No. 1 to the TCEH DIP Credit Agreement, dated May 13, 2014, among the TCEH Debtors and the other parties thereto.

10(jj)	1-12833 Form 8-K (filed June 25, 2014)	10(e)	—	Amendment No. 2 to the TCEH DIP Credit Agreement, dated June 12, 2014, among the TCEH Debtors and the other parties thereto.

(12)	Statement Regarding Computation of Ratios

12(a)			—	Computation of Ratio of Earnings to Fixed Charges

EFCH’s Exhibits to Form 10-K for the Fiscal Year Ended December31, 2014

(21)	Subsidiaries of the Registrant

21(a)			—	Subsidiaries of Energy Future Competitive Holdings Company LLC

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John Young, principal executive officer of Energy Future Competitive Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Corp., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32(a)			—
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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures

(99)	Additional Exhibits

99(a)	33-55408 Post-Effective Amendment No. 1 to Form S-3 (filed July, 1993)	99(b)	—	Amended Agreement dated January 30, 1990, between Energy Future Competitive Holdings Company and Tex-La Electric Cooperative of Texas, Inc.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated EBITDA reconciliation for the years ended December 31, 2015 and 2014.

XBRL Data Files

101.INS				XBRL Instance Document

101.SCH				XBRL Taxonomy Extension Schema Document

101.CAL				XBRL Taxonomy Extension Calculation Document

101.DEF				XBRL Taxonomy Extension Definition Document

101.LAB				XBRL Taxonomy Extension Labels Document

101.PRE				XBRL Taxonomy Extension Presentation Document

_________________

*	Incorporated herein by reference

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC

Date:	February 29, 2016	By	/S/ JOHN F. YOUNG
(John F. Young, Chair, President and Chief Executive)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Energy Future Competitive Holdings Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN F. YOUNG	Principal Executive Officer and Manager	February 29, 2016
(John F. Young, Chair, President and Chief Executive)

/s/ PAUL M. KEGLEVIC	Principal Financial Officer and Manager	February 29, 2016
(Paul M. Keglevic, Executive Vice President, Chief Financial Officer and Co-Chief Restructuring Officer)

/s/ TERRY L. NUTT	Principal Accounting Officer	February 29, 2016
(Terry L. Nutt, Senior Vice President and Controller)

/s/ ARCILIA C. ACOSTA	Manager	February 29, 2016
(Arcilia C. Acosta)

/s/ SCOTT LEBOVITZ	Manager	February 29, 2016
(Scott Lebovitz)

/s/ MICHAEL MACDOUGALL	Manager	February 29, 2016
(Michael MacDougall)

/s/ HUGH E. SAWYER	Manager	February 29, 2016
(Hugh E. Sawyer)

/s/ JONATHAN D. SMIDT	Manager	February 29, 2016
(Jonathan D. Smidt)