Form 10-Q
period 2016-06-30
Energy Future Competitive Holdings Co LLC
filed 2016-08-02
CIK 1445049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
At August 2, 2016, the outstanding membership interest in Energy Future Competitive Holdings Company LLC was directly held by Energy Future Holdings Corp.

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

CSAPR	the final Cross-State Air Pollution Rule issued by the EPA in July 2011
DIP Facility	Refers to the TCEH DIP Facility. See Note 9 to the Financial Statements.

Debtors	EFH Corp. and the majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH, but excluding the Oncor Ring-Fenced Entities

Disclosure Statement	Disclosure Statement for the Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code filed by the Debtors with the Bankruptcy Court in May 2016

D.C. Circuit Court	US Court of Appeals for the District of Columbia Circuit

EBITDA	earnings (net income) before interest expense, income taxes, depreciation and amortization

EFCH	Energy Future Competitive Holdings Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context

EFH Corp.	Energy Future Holdings Corp. and/or its subsidiaries, depending on context, whose major subsidiaries include TCEH and Oncor

EFH Debtors	EFH Corp. and its subsidiaries that are Debtors in the Chapter 11 Cases, excluding the TCEH Debtors

EFIH	Energy Future Intermediate Holding Company LLC, a direct, wholly owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings

EFIH Debtors	EFIH and EFIH Finance Inc., a direct, wholly owned subsidiary of EFIH

EPA	US Environmental Protection Agency

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

ERISA	Employee Retirement Income Security Act of 1974, as amended

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

Oncor
Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings and an indirect subsidiary of EFH Corp., that is engaged in regulated electricity transmission and distribution activities

Oncor Holdings	Oncor Electric Delivery Holdings Company LLC, a direct, wholly owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context

Oncor Ring-Fenced Entities	Oncor Holdings and its direct and indirect subsidiaries, including Oncor

OPEB	postretirement employee benefits other than pensions

Petition Date	April 29, 2014, the date the Debtors made the Bankruptcy Filing

Plan of Reorganization	Amended Joint Plan of Reorganization filed by the Debtors with the Bankruptcy Court in May 2016

Plan Support Agreement	Third Amendment to the Amended and Restated Plan Support Agreement, entered into in December 2015, amending and restating the Plan Support Agreement

PUCT	Public Utility Commission of Texas

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

Sponsor Group
Refers, collectively, to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC (together with its affiliates, TPG) and GS Capital Partners, an affiliate of Goldman, Sachs & Co., that have an ownership interest in Texas Holdings

TCEH
Texas Competitive Electric Holdings Company LLC, a direct, wholly owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context, that are engaged in electricity generation and wholesale and retail energy market activities, and whose major subsidiaries include Luminant and TXU Energy

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

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC
A DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CONSOLIDATED LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions of dollars)
Operating revenues	$1,233	$1,256	$2,283	$2,527
Fuel, purchased power costs and delivery fees	(654)	(646)	(1,208)	(1,259)
Net gain (loss) from commodity hedging and trading activities	(118)	20	(53)	123
Operating costs	(255)	(217)	(474)	(410)
Depreciation and amortization	(164)	(219)	(302)	(434)
Selling, general and administrative expenses	(155)	(161)	(319)	(321)
Impairment of goodwill (Note 4)	—	—	—	(700)
Impairment of long-lived assets (Note 6)	—	—	—	(676)
Other income (Note 16)	11	8	13	11
Other deductions (Note 16)	(26)	(2)	(47)	(61)
Interest expense and related charges (Note 7)	(344)	(322)	(680)	(639)
Reorganization items (Note 8)	(30)	(40)	(52)	(114)
Loss before income taxes	(502)	(323)	(839)	(1,953)
Income tax (expense) benefit (Note 5)	1	107	(3)	400
Net loss	$(501)	$(216)	$(842)	$(1,553)

See Notes to the Financial Statements.

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions of dollars)
Net loss	$(501)	$(216)	$(842)	$(1,553)
Other comprehensive income, net of tax effects – cash flow hedges derivative value net loss related to hedged transactions recognized during the period (net of tax benefit of $— in all periods)	1	—	1	1
Comprehensive loss	$(500)	$(216)	$(841)	$(1,552)

See Notes to the Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(millions of dollars)
Cash flows — operating activities:
Net loss	$(842)	$(1,553)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	349	507
Deferred income tax benefit, net	(3)	(417)
Impairment of goodwill (Note 4)	—	700
Impairment of long-lived assets (Note 6)	—	676
Contract claims adjustments (Note 8)	3	28
Unrealized net (gain) loss from mark-to-market valuations of commodity positions	253	(74)
Write-off of intangible and other assets (Note 16)	41	59
Other, net	32	29
Changes in operating assets and liabilities:
Margin deposits, net	(133)	46
Other operating assets and liabilities, including liabilities subject to compromise	(114)	(217)
Cash used in operating activities	(414)	(216)
Cash flows — financing activities:
Borrowings under DIP Revolving Credit Facility (Note 9)	1,115	—
Repayments/repurchases of debt (Note 9)	(7)	(11)
Cash provided by (used in) financing activities	1,108	(11)
Cash flows — investing activities:
Advances to affiliates	3	—
Capital expenditures	(168)	(209)
Nuclear fuel purchases	(11)	(11)
Lamar and Forney acquisition - net of cash acquired (Note 3)	(1,343)	—
Changes in restricted cash	(9)	(4)
Proceeds from sales of nuclear decommissioning trust fund securities (Note 16)	155	73
Investments in nuclear decommissioning trust fund securities (Note 16)	(163)	(81)
Other, net	7	9
Cash used in investing activities	(1,529)	(223)
Net change in cash and cash equivalents	(835)	(450)
Cash and cash equivalents — beginning balance	1,400	1,843
Cash and cash equivalents — ending balance	$565	$1,393

See Notes to the Financial Statements.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC A DEBTOR-IN-POSSESSION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
	(millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$565	$1,400
Restricted cash (Note 16)	528	519
Trade accounts receivable — net (Note 16)	658	533
Advances to parent (Note 15)	6	6
Inventories (Note 16)	420	428
Commodity and other derivative contractual assets (Note 14)	363	465
Margin deposits related to commodity contracts	23	6
Other current assets	65	65
Total current assets	2,628	3,422
Restricted cash (Note 16)	507	507
Advances to parent (Note 15)	15	18
Investments (Note 16)	1,009	962
Property, plant and equipment — net (Note 16)	10,464	9,349
Goodwill (Note 4)	152	152
Identifiable intangible assets — net (Note 4)	1,163	1,179
Commodity and other derivative contractual assets (Note 14)	15	10
Other noncurrent assets	39	29
Total assets	$15,992	$15,628

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Borrowings under debtor-in-possession credit facility (Note 9)	$2,540	$1,425
Long-term debt due currently (Note 9)	29	31
Trade accounts payable	397	394
Trade accounts and other payables to affiliates	125	119
Commodity and other derivative contractual liabilities (Note 14)	315	203
Margin deposits related to commodity contracts	36	152
Accrued income taxes payable to parent (Note 15)	2	10
Accrued taxes other than income	98	98
Accrued interest	122	120
Other current liabilities	246	274
Total current liabilities	3,910	2,826
Long-term debt, less amounts due currently (Note 9)	19	23
Liabilities subject to compromise (Note 10)	33,777	33,776
Accumulated deferred income taxes	212	213
Commodity and other derivative contractual liabilities (Note 14)	71	1
Other noncurrent liabilities and deferred credits (Note 16)	1,835	1,779
Total liabilities	39,824	38,618
Commitments and Contingencies (Note 11)
Membership interests (Note 12):	(23,832)	(22,990)
Total liabilities and membership interests	$15,992	$15,628

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

Bankruptcy Proceeding

On April 29, 2014 (the Petition Date), EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH but excluding the Oncor Ring-Fenced Entities (collectively, the Debtors), filed voluntary petitions for relief (the Bankruptcy Filing) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). See Note 2 for further discussion regarding the Chapter 11 Cases.

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

Changes in Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-2 (ASU 2016-02), Leases. The ASU amends previous GAAP to require the recognition of lease assets and liabilities for operating leases. The ASU will be effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Retrospective application to comparative periods presented will be required in the year of adoption. We are currently evaluating the impact of this ASU on our financial statements.

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

Plan of Reorganization

In May 2016, the Debtors filed the Plan of Reorganization and the Disclosure Statement with the Bankruptcy Court. In July 2016, in connection with the Merger Agreement (as described below), each of the EFH Debtors and NextEra Energy, Inc. (NEE) agreed to certain amendments to the Plan of Reorganization with respect to the EFH Debtors (the Amended Plan). Pursuant to the terms of the EFH Debtors Plan Support Agreement (as described below), it is expected that the Debtors will file the Amended Plan with the Bankruptcy Court and seek confirmation of the Amended Plan.

The Plan of Reorganization provides (and the Amended Plan will provide) that the confirmation and effective date of the Plan of Reorganization with respect to the TCEH Debtors may occur separate from, and independent of, the confirmation and effective date of the Plan of Reorganization with respect to the EFH Debtors.

With respect to the TCEH Debtors (and certain EFH Debtors that will become subsidiaries of Reorganized TCEH upon emergence of the TCEH Debtors from the Chapter 11 Cases (the Contributed EFH Debtors)), the Plan of Reorganization, subject to certain conditions, provides for, among other things, a tax-free spin-off from EFH Corp. (the Reorganized TCEH Spin-Off), including a transaction that will result in a step-up in the tax basis of certain TCEH assets contributed to a subsidiary of TCEH (Reorganized TCEH). With respect to the EFH Debtors, the Plan of Reorganization (as will be amended by the Amended Plan), subject to certain conditions and certain regulatory approvals, will provide for, among other things, the acquisition by NEE of the EFH Debtors (as reorganized) after the Reorganized TCEH Spin-Off pursuant to the Merger Agreement (as described below).

Information contained in the Plan of Reorganization (including when amended by the Amended Plan) and the Disclosure Statement is subject to change, whether as a result of amendments to such documents, requirements by the Bankruptcy Court, actions of third parties or otherwise.

Solely as it pertains to the TCEH Debtors and the Contributed EFH Debtors, the Disclosure Statement has been approved by the Bankruptcy Court, and the confirmation hearing for the Plan of Reorganization is scheduled to commence on August 17, 2016. There can be no assurance that the TCEH Debtors' stakeholders will vote to accept the Plan of Reorganization or that the Bankruptcy Court will confirm the Plan of Reorganization, in each case, as it relates to the TCEH Debtors. With respect to the EFH Debtors, no Disclosure Statement has been approved by the Bankruptcy Court, and no date to confirm the Plan of Reorganization has been scheduled. See Scheduling Matters below.

The EFH Debtors and the TCEH Debtors, respectively, will emerge from bankruptcy if and when, in each case, a plan of reorganization receives the requisite approval from the appropriate holders of claims, the Bankruptcy Court enters an order confirming such plan of reorganization and certain conditions to the effectiveness of such plan of reorganization are satisfied.

Plan Support Agreement and EFH Debtors Plan Support Agreement

In August 2015 (as amended in September 2015 and November 2015), in connection with the Terminated Plan, each of the Debtors entered into a Plan Support Agreement (Plan Support Agreement) with, among other parties, various of their respective creditors, the Sponsor Group and the official committee of TCEH unsecured creditors in order to effect an agreed upon restructuring of the Debtors pursuant to the Terminated Plan or, upon certain events, an Alternative Restructuring (as defined in the Plan Support Agreement) pursuant to another plan of reorganization. The Bankruptcy Court approved the Debtors' entry into the Plan Support Agreement in September 2015.

In May 2016, certain first lien creditors of TCEH (the Required TCEH First Lien Creditors) delivered a Plan Support Termination Notice to the Debtors and the other parties to the Plan Support Agreement notifying such parties of the occurrence of a Plan Support Termination Event pursuant to the Plan Support Agreement. The delivery of the Plan Support Termination Notice caused the Terminated Plan to become null and void. The delivery of the Plan Support Termination Notice did not, subject to certain conditions, terminate the obligations under the Plan Support Agreement of certain of the parties thereto to support an Alternative Restructuring pursuant to another plan of reorganization such as the Plan of Reorganization (including as to be amended by the Amended Plan).

The parties' obligations with respect to an Alternative Restructuring, which remain in effect (including with respect to the Plan of Reorganization (including as to be amended by the Amended Plan)), may be terminated upon the occurrence of certain events described in the Plan Support Agreement. In addition, under the Plan Support Agreement, the supporting parties have committed to support the inclusion of releases with respect to the claims described in the Settlement Agreement (described below) in the context of an alternative plan (which would become effective when a plan of reorganization contemplating an Alternative Restructuring, such as the Plan of Reorganization (including as to be amended by the Amended Plan), becomes effective).

In July 2016, the EFH Debtors and NEE entered into a plan support agreement (the EFH Debtors Plan Support Agreement) to effect an agreed upon restructuring of the EFH Debtors pursuant to the Amended Plan. The EFH Debtors Plan Support Agreement has not yet been approved by the Bankruptcy Court.

Settlement Agreement

The Settling Parties entered into a settlement agreement (the Settlement Agreement) in August 2015 (as amended in September 2015) to compromise and settle, among other things (a) intercompany claims among the Debtors, (b) claims and causes of actions against holders of first lien claims against TCEH and the agents under the TCEH Senior Secured Facilities, (c) claims and causes of action against holders of interests in EFH Corp. and certain related entities and (d) claims and causes of action against each of the Debtors' current and former directors, the Sponsor Group, managers and officers and other related entities. The Bankruptcy Court approved the Settlement Agreement in December 2015. The Settlement Agreement remains effective, notwithstanding the termination of the Terminated Plan.

Merger Agreement

In July 2016, EFH Corp. and EFIH entered into an Agreement and Plan of Merger (Merger Agreement) with NEE and a wholly-owned subsidiary of NEE (Merger Sub). Pursuant to the Merger Agreement, at the effective time of the Amended Plan, NEE will acquire the EFH Debtors (as reorganized) as a result of a merger (EFH Debtor Merger) between EFH Corp. and Merger Sub in which Merger Sub will survive as a wholly owned subsidiary of NEE. The consideration payable by NEE pursuant to the Merger Agreement consists primarily of cash paid to certain creditors. A portion of the consideration to be distributed to certain holders of allowed claims and interests in EFH Corp. and EFIH as set forth in the Amended Plan will consist of common stock of NEE.

The Merger Agreement contains representations and warranties and interim operating covenants that are customary for an agreement of this nature. The Merger Agreement also includes various conditions precedent to consummation of the transactions, including (a) a condition that certain approvals and rulings be obtained, including from the PUCT and the IRS and (b) a condition that the Reorganized TCEH Spin-Off shall have occurred. NEE will not be required to consummate the EFH Debtor Merger if, among other items, the PUCT approval is obtained but with conditions, commitments or requirements that impose a Burdensome Condition (as defined in the Merger Agreement). NEE's and Merger Sub's obligations under the Merger Agreement are not subject to any financing condition.

Prior to approval of the Merger Agreement by the Bankruptcy Court, EFH Corp. and EFIH may continue to solicit acquisition proposals with respect to the EFH Debtors. In addition, following approval of the Merger Agreement by the Bankruptcy Court and until confirmation of the Amended Plan by the Bankruptcy Court, EFH Corp. and EFIH may continue or have discussions or negotiations with respect to acquisition proposals for the EFH Debtors (a) with persons that were in active negotiation at the time of approval of the Merger Agreement by the Bankruptcy Court and (b) with persons that submit an unsolicited acquisition proposal that is, or is reasonably likely to lead to, a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement may be terminated upon certain events, including, among other things:

•	by either party, if the EFH Debtor Merger is not consummated by March 26, 2017, subject to a 90 day extension under certain conditions, or

•
by EFH Corp. or EFIH, until the entry of the confirmation order of the Amended Plan with respect to the EFH Debtors, if their respective board of directors or managers determines, after consultation with its independent financial advisors and outside legal counsel, and based on advice of such counsel, that the failure to terminate the Merger Agreement is inconsistent with its fiduciary duties; provided that a material breach of EFH Corp.'s or EFIH’s obligations under certain provisions of the Merger Agreement has not provided the basis for such determination.

Following approval of the Merger Agreement by the Bankruptcy Court, if the Merger Agreement is terminated for certain reasons set forth therein and an alternative transaction is consummated by EFH Corp. or EFIH in which neither NEE nor any of its affiliates obtains direct or indirect ownership of approximately 80% of Oncor, then EFH Corp. and EFIH will pay a termination fee of $275 million to NEE.

EFH Corp.'s and EFIH’s respective obligations under the Merger Agreement are subject in all respects to the prior approval of the Bankruptcy Court. Under the terms of the EFH Debtors Plan Support Agreement, the EFH Debtors will seek Bankruptcy Court approval of the Merger Agreement.

Regulatory Approvals

In May 2016, the TCEH Debtors received approval from the NRC with respect to the change of control application contemplated by the Plan of Reorganization as it relates to the emergence of the TCEH Debtors (and the EFH Contributed Debtors). In July 2016, the TCEH Debtors submitted an application to the RCT to request to substitute and replace the TCEH Debtors' existing mine reclamation performance collateral bond with a similar collateral bond in connection with the refinancing of the DIP Facility and the TCEH Debtors' proposed exit financing facility. We expect the RCT to complete its review and take action on the application in the third quarter of 2016.

The consummation of the transactions contemplated by the Merger Agreement with respect to the EFH Debtors requires the prior approval of, among others, the PUCT and the FERC.

Scheduling Matters

In May 2016, the Bankruptcy Court entered an order establishing a timeline for approval of a disclosure statement and a hearing to consider confirmation of the Plan of Reorganization as it applies to the TCEH Debtors and the Contributed EFH Debtors, and, separately, establishing a timeline for approval of a disclosure statement and a hearing to consider confirmation of the Plan of Reorganization as it applies to the remaining EFH Debtors. Pursuant to such scheduling order, solely as it pertains to the TCEH Debtors and the Contributed EFH Debtors, the Disclosure Statement has been approved by the Bankruptcy Court, and the confirmation hearing for the Plan of Reorganization is scheduled to commence on August 17, 2016. In June 2016, the Bankruptcy Court entered a supplement to its May 2016 order adjourning the schedule solely with respect to the EFH Debtors' schedule. We expect that the Bankruptcy Court will set a revised schedule relating to the EFH Debtors beginning in the third quarter of 2016.

The timelines set forth in the scheduling order are subject to further revision by the Bankruptcy Court, and may change based on subsequent orders entered by the Bankruptcy Court (on its own, upon the motion of a party, or upon the Debtors' request).

Tax Matters

In June 2014, EFH Corp. filed a request with the IRS for a private letter ruling, which request has been supplemented from time to time in response to requests from the IRS for information or as required by changes in the contemplated transactions (as supplemented, the Private Letter Ruling). In July 2016, we received the Private Letter Ruling. It provides, among other things, for certain rulings regarding the qualification of (a) the transfer of certain assets and ordinary course operating liabilities to Reorganized TCEH and (b) the distribution of the equity of Reorganized TCEH, the cash proceeds from Reorganized TCEH debt, if any, the cash proceeds from the sale of preferred stock in a newly-formed entity, and the right to receive payments under a tax receivables agreement (if any), to holders of TCEH first lien claims, as a reorganization qualifying for tax-free treatment to the extent of the Reorganized TCEH stock received. In addition to the Private Letter Ruling, we are pursuing and expect to receive the required tax opinions that will supplement the Private Letter Ruling, as required by the Plan of Reorganization with respect to the TCEH Debtors.

The Merger Agreement provides that a closing condition to the EFH Debtor Merger is the receipt of a supplemental private letter ruling (the Supplemental Ruling) from the IRS regarding the impact of the EFH Debtor Merger on certain rulings received in the Private Letter Ruling. The Debtors expect to submit a request to the IRS for the Supplemental Ruling during 2016 as the transaction and bankruptcy process progresses. The Supplemental Ruling is only required for the consummation of the transactions contemplated by the EFH Debtor Merger and not for the emergence of the TCEH Debtors (and the Contributed EFH Debtors) as contemplated by the Plan of Reorganization.

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

Since the Petition Date and prior to the applicable bar dates (which have expired), the Debtors have received approximately 41,300 filed pre-petition claims, including approximately 30,900 in filed asbestos claims. The Debtors have substantially completed the process of reconciling all non-asbestos claims that were filed and have recorded such claims at the expected allowed amount. As of August 2, 2016, approximately 5,700 of those claims have been settled, withdrawn or expunged. We continue to work with creditors regarding certain non-asbestos claims to determine the ultimate amount of the allowed claims. Differences between those final allowed claims and the liabilities recorded in the condensed consolidated balance sheets will be recognized as reorganization items in our condensed statements of consolidated loss as they are resolved. The resolution of such claims could result in material adjustments to our financial statements.

Certain claims filed or reflected in the Debtors schedules of assets and liabilities will be resolved on the applicable effective date of the applicable plan of reorganization, including certain claims filed by holders of funded debt and contract counterparties. Claims that remain unresolved or unreconciled through the filing of this report have been estimated based upon management's best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.

Separation of the EFH Debtors and the TCEH Debtors

Upon the effective date of the Plan of Reorganization as it relates to the TCEH Debtors (and the EFH Contributed Debtors), the EFH Debtors and the TCEH Debtors (together with the EFH Contributed Debtors) will be separated and no longer be affiliated companies. In addition to the plan of reorganization, the separation will be effectuated by a separation agreement, a transition services agreement and a tax matters agreement. A proposed form of each of these agreements was filed with the Bankruptcy Court by the Debtors in July 2016. These agreements must be approved by the Bankruptcy Court and, as a result, are subject to change.

Unaudited Condensed Combined Debtor Financial Statements

The condensed combined financial statements presented below represent the financial statements of the TCEH Debtors. EFCH's non-debtor subsidiaries, which are substantively comprised of the recently acquired Lamar and Forney generation assets, are accounted for as non-consolidated subsidiaries in these financial statements, and their net income is included in equity in earnings (loss) of non-debtor entities (net of tax) in these condensed statements of combined loss and investment in non-debtor entities in these condensed combined balance sheets. Intercompany items and transactions among the TCEH Debtors have been eliminated in consolidation in these financial statements.

Condensed statements of combined loss of the TCEH Debtors for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues	$1,234	$1,256	$2,283	$2,527
Fuel, purchased power costs and delivery fees	(677)	(646)	(1,230)	(1,259)
Net gain (loss) from commodity hedging and trading activities	(117)	20	(53)	123
Operating costs	(239)	(223)	(462)	(421)
Depreciation and amortization	(136)	(218)	(274)	(432)
Selling, general and administrative expenses	(152)	(161)	(315)	(321)
Impairment of goodwill	—	—	—	(700)
Impairment of long-lived assets	—	—	—	(676)
Other income (deductions) and interest income	(15)	—	(34)	(56)
Interest expense and related charges	(345)	(321)	(679)	(638)
Reorganization items	(30)	(40)	(52)	(114)
Loss before income taxes and equity in earnings of non-debtor entities	(477)	(333)	(816)	(1,967)
Income tax (expense) benefit	(8)	111	(11)	405
Equity in earnings (loss) of non-debtor entities (net of tax)	(16)	6	(15)	9
Net loss	$(501)	$(216)	$(842)	$(1,553)

Condensed statements of combined comprehensive loss of the TCEH Debtors for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(501)	$(216)	$(842)	$(1,553)
Other comprehensive loss (net of tax)	1	—	1	1
Comprehensive loss	$(500)	$(216)	$(841)	$(1,552)

Condensed statements of combined cash flows of the TCEH Debtors for the six months ended June 30, 2016 and 2015 are presented below:

	Six Months Ended June 30,
	2016	2015
Cash used in operating activities	$(462)	$(211)
Cash flows — financing activities:
Borrowings under DIP Revolving Credit Facility	1,115	—
Repayments/repurchases of debt	(4)	(5)
Cash provided by (used in) financing activities	1,111	(5)
Cash flows — investing activities:
Advances to non-debtor affiliates	(4)	(2)
Investment in non-debtor affiliates	(1,324)	(9)
Capital expenditures	(136)	(209)
Nuclear fuel purchases	(11)	(11)
Proceeds from sales of nuclear decommissioning trust fund securities	155	73
Investments in nuclear decommissioning trust fund securities	(163)	(81)
Other, net	(3)	(5)
Cash used in investing activities	(1,486)	(244)
Net change in cash and cash equivalents	(837)	(460)
Cash and cash equivalents — beginning balance	1,390	1,842
Cash and cash equivalents — ending balance	$553	$1,382

Condensed combined balance sheets of the TCEH Debtors at June 30, 2016 and December 31, 2015 are presented below:

	June 30, 2016	December 31, 2015
ASSETS
Total current assets	$2,577	$3,412
Restricted cash	507	507
Advances to parent and non-debtor entities	17	20
Investment in non-debtor entities	1,458	135
Other investments	1,006	958
Property, plant and equipment — net	9,059	9,262
Goodwill	152	152
Identifiable intangible assets — net	1,158	1,182
Commodity and other derivative contractual assets	12	10
Other noncurrent assets	38	29
Total assets	$15,984	$15,667
LIABILITIES AND MEMBERSHIP INTERESTS
Total current liabilities	$3,905	$2,818
Accumulated deferred income taxes	259	256
Commodity and other derivative contractual liabilities	20	1
Long-term debt, less amounts due currently	19	23
Liabilities subject to compromise	33,777	33,776
Other noncurrent liabilities and deferred credits	1,836	1,783
Total liabilities	39,816	38,657
Total membership interests	(23,832)	(22,990)
Total liabilities and membership interests	$15,984	$15,667

3. LAMAR AND FORNEY ACQUISITION

In April 2016, Luminant purchased all of the membership interests in La Frontera Holdings, LLC (La Frontera), the indirect owner of two combined-cycle gas turbine (CCGT) natural gas fueled generation facilities representing nearly 3,000 MW of capacity located in ERCOT, from a subsidiary of NextEra Energy, Inc. (the Lamar and Forney Acquisition). The facility in Forney, Texas has a capacity of 1,912 MW and the facility in Paris, Texas has a capacity of 1,076 MW. The acquisition continues to diversify our fuel mix and increases the dispatch flexibility in our fleet. The aggregate purchase price was approximately $1.313 billion, which included the repayment of approximately $950 million of existing project financing indebtedness of La Frontera at closing, plus approximately $240 million for cash and net working capital subject to final settlement. The purchase price was funded by cash-on-hand and additional borrowings under the DIP Facility totaling $1.1 billion. After completing the acquisition, we repaid approximately $230 million of borrowings under the DIP Revolving Credit Facility primarily utilizing cash acquired in the transaction. La Frontera and its subsidiaries are subsidiary guarantors under the DIP Facility.

Purchase Accounting

The Lamar and Forney Acquisition has been accounted for in accordance with ASC 805, Business Combinations (ASC 805), with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. The related purchase agreement contains a traditional working capital adjustment that is still being finalized, and as a result our purchase price allocation is not yet complete and is considered to be provisional at this time. The provisional amounts recognized are subject to revision until our valuations are completed, not to exceed one year, and any material adjustments identified that existed as of the acquisition date will be recognized in the current period. We expect the working capital adjustment to be finalized in the third quarter of 2016.

To fair value the acquired property, plant and equipment, we used a discounted cash flow analysis, classified as Level 3 within the fair value hierarchy levels (see Note 13). This discounted cash flow model was created for each generation facility based on its remaining useful life. The discounted cash flow model included gross margin forecasts for each power generation facility determined using forward commodity market prices obtained from long-term forecasts. We also used management's forecasts of generation output, operations and maintenance expense, SG&A and capital expenditures. The resulting cash flows, estimated based upon the age of the assets, efficiency, location and useful life, were then discounted using plant specific discount rates of approximately 9%.

The following table summarizes the consideration paid and the preliminary allocation of the purchase price to the fair value amounts recognized for the assets acquired and liabilities assumed related to the Lamar and Forney Acquisition as of the acquisition date. The purchase price allocation is subject to change based on final working capital adjustments.

Cash paid to seller at close	$603
Preliminary net working capital adjustments	(8)
Consideration paid to seller	595
Cash paid to repay project financing at close	950
Total cash paid related to acquisition	$1,545
Cash and cash equivalents	$210
Property, plant and equipment — net	1,316
Commodity and other derivative contractual assets	47
Other assets	44
Total assets acquired	1,617
Commodity and other derivative contractual liabilities	53
Trade accounts payable and other liabilities	19
Total liabilities assumed	72
Identifiable net assets acquired	$1,545

The Lamar and Forney Acquisition did not result in the recording of goodwill since the purchase price did not exceed the fair value of the net assets acquired.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the six months ended June 30, 2016 and 2015 assumes that the Lamar and Forney Acquisition occurred on January 1, 2015. The unaudited pro forma financial information is provided for information purposes only and is not necessarily indicative of the results of operations that would have occurred had the Lamar and Forney Acquisition been completed on January 1, 2015, nor are they indicative of future results of operations.

	Six Months Ended June 30,
	2016	2015
Revenues	$2,425	$3,044
Net loss	$(858)	$(1,465)

The unaudited pro forma financial information includes adjustments for incremental depreciation as a result of the fair value determination of the net assets acquired and interest expense on borrowings under the DIP Facility in lieu of interest expense incurred prior to the acquisition.

4.     GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

The following table provides information regarding our goodwill balance, all of which arose in connection with accounting for the Merger. None of the goodwill is being deducted for tax purposes.

Goodwill before impairment charges	$18,322
Accumulated noncash impairment charges	(18,170)
Balance at June 30, 2016 and December 31, 2015	$152

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

Identifiable Intangible Assets

Identifiable intangible assets, including amounts that arose in connection with accounting for the Merger, are comprised of the following:

	June 30, 2016			December 31, 2015
Identifiable Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Retail customer relationship	$463	$448	$15	$463	$442	$21
Software and other technology-related assets	405	252	153	385	224	161
Other identifiable intangible assets (a)	53	18	35	72	35	37
Total identifiable intangible assets subject to amortization	$921	$718	203	$920	$701	219
Retail trade name (not subject to amortization)			955			955
Mineral interests (not currently subject to amortization)			5			5
Total identifiable intangible assets			$1,163			$1,179
____________

(a)
Includes favorable purchase and sales contracts, environmental allowances and credits and mining development costs. See discussion below regarding impairment charges recorded in the six months ended June 30, 2015 related to other identifiable intangible assets.

At June 30, 2016 and December 31, 2015, amounts related to fully amortized assets that are expired or of no economic value, have been excluded from both the gross carrying and accumulated amortization amounts in the table above.

Amortization expense related to finite-lived identifiable intangible assets (including the condensed statements of consolidated loss line item) consisted of:

Identifiable Intangible Asset	Condensed Statements of Consolidated Loss Line	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Retail customer relationship	Depreciation and amortization	$3	$4	$6	$9
Software and other technology-related assets	Depreciation and amortization	14	15	29	28
Other identifiable intangible assets	Operating revenues/fuel, purchased power costs and delivery fees/depreciation and amortization	—	7	3	12
Total amortization expense (a)		$17	$26	$38	$49
_______________

(a)
Amounts recorded in depreciation and amortization totaled $18 million and $22 million for the three months ended June 30, 2016 and 2015, respectively, and $38 million and $39 million for the six months ended June 30, 2016 and 2015, respectively.

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

Estimated Amortization of Identifiable Intangible Assets

The estimated aggregate amortization expense of identifiable intangible assets for each of the next five fiscal years is as follows:

Year	Estimated Amortization Expense
2016	$82
2017	$59
2018	$35
2019	$17
2020	$9

5.	INCOME TAXES

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

EFH Corp. and certain of its subsidiaries (including EFCH, EFIH, and TCEH, but not including Oncor Holdings and Oncor) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that upon the effective date of the plan, as it relates to the TCEH Debtors, that the TCEH Debtors will reject this agreement. Additionally, under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes. EFH Corp. has elected to continue to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

The calculation of our effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss before income taxes	$(502)	$(323)	$(839)	$(1,953)
Income tax (expense) benefit	$1	$107	$(3)	$400
Effective tax rate	0.2%	33.1%	(0.4)%	20.5%

For the three months ended June 30, 2016, the effective tax rate of 0.2% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to a valuation allowance recorded against deferred tax assets in 2016. For the three months ended June 30, 2015, the effective tax rate of 33.1% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to the nondeductible legal and other professional services costs related to the Chapter 11 Cases, partially offset by the tax benefit recognized due to the Texas margin tax rate reduction in 2015. As of June 30, 2016 the valuation allowance against deferred tax assets totaled $452 million.

For the six months ended June 30, 2016, the effective tax rate of (0.4)% related to our income tax expense was lower than the US Federal statutory rate of 35% due primarily to a valuation allowance against deferred tax assets and Texas margin tax expense on pretax losses in 2016. For the six months ended June 30, 2015, the effective tax rate of 20.5% related to our income tax benefit was lower than the US Federal statutory rate of 35% due primarily to the nondeductible goodwill impairment charge (see Note 4) and nondeductible legal and other professional services costs related to the Chapter 11 Cases, partially offset by the difference in the forecasted effective tax rate and the statutory rate applied to long-lived and intangible asset impairment charges (see Notes 4 and 6) and the tax benefit recognized due to the Texas margin tax rate reduction in the three months ended June 30, 2015.

Liability for Uncertain Tax Positions

In June 2016, EFH Corp. received a final agreed Revenue Agent Report (RAR) from the IRS and associated documentation for the 2010 through 2013 tax years. The RAR was signed in July 2016. As a result of the final RAR, we reduced the liability for uncertain tax positions by $1 million, resulting in a reclassification to the accumulated deferred income tax liability.

In March 2016, EFH Corp. signed a final agreed RAR with the IRS for the 2014 tax year. No financial statement impacts resulted from the signing of the 2014 RAR.

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

Additional material impairments may occur in the future for our other generation facilities if forward wholesale electricity prices continue to decline or forecasted costs of producing electricity at our generation facilities increase, including increased costs of compliance with proposed environmental regulations.

7.     INTEREST EXPENSE AND RELATED CHARGES

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest paid/accrued on debtor-in-possession financing	$22	$16	$38	$31
Adequate protection amounts paid/accrued	324	307	646	609
Interest paid/accrued on pre-petition debt	1	2	2	4
Capitalized interest	(3)	(3)	(6)	(6)
Other	—	—	—	1
Total interest expense and related charges	$344	$322	$680	$639

Interest expense for the three and six months ended June 30, 2016 and 2015 reflects interest paid and accrued on debtor-in-possession financing (see Note 9), adequate protection amounts paid and accrued, as approved by the Bankruptcy Court in June 2014 for the benefit of secured creditors of (a) $22.616 billion principal amount of outstanding borrowings from the TCEH Senior Secured Facilities, (b) $1.750 billion principal amount of outstanding TCEH Senior Secured Notes and (c) the $1.243 billion net liability related to the TCEH first lien interest rate swaps and natural gas hedging positions terminated shortly after the Bankruptcy Filing (see Note 14), in exchange for their consent to the senior secured, super-priority liens contained in the DIP Facility and any diminution in value of their interests in the pre-petition collateral from the Petition Date. The interest rate applicable to the adequate protection amounts paid/accrued for the six months ended June 30, 2016 was 4.93% (one-month LIBOR plus 4.50%). The amount of adequate protection payments may be adjusted to reflect the valuation of the TCEH Debtors determined in connection with confirmation of the Plan of Reorganization with respect to the TCEH Debtors by the Bankruptcy Court. In addition, upon completion of the Plan of Reorganization with respect to the TCEH Debtors, amounts of adequate protection payments may be re-characterized as payments of principal.

The Bankruptcy Code generally restricts payment of interest on pre-petition debt, subject to certain exceptions. Additional interest payments may also be made upon approval by the Bankruptcy Court. Other than amounts ordered or approved by the Bankruptcy Court, effective on the Petition Date, we discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts, which are amounts due under the contractual terms of the outstanding debt, including debt subject to compromise during the Chapter 11 Cases. Interest expense reported in the condensed statements of consolidated loss does not include contractual interest on pre-petition debt classified as LSTC totaling $205 million and $227 million for the three months ended June 30, 2016 and 2015, respectively, and $428 million and $452 million for the six months ended June 30, 2016 and 2015, respectively, which has been stayed by the Bankruptcy Court effective on the Petition Date. Adequate protection paid/accrued presented below excludes interest paid/accrued on the TCEH first-lien interest rate and commodity hedge claims (see Note 14) totaling $16 million and $15 million for the three months ended June 30, 2016 and 2015, respectively, and $31 million and $29 million for the six months ended June 30, 2016 and 2015, respectively, as such amounts are not included in contractual interest amounts below.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFCH	$—	$—	$—	$2	$—	$2
TCEH	513	308	205	516	291	$225
Total	$513	$308	$205	$518	$291	$227

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Entity:	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued	Contractual Interest on Debt Classified as LSTC	Adequate Protection Paid/Accrued	Contractual Interest on Debt Classified as LSTC Not Paid/Accrued
EFCH	$—	$—	$—	$3	$—	$3
TCEH	1,043	615	428	1,029	580	449
Total	$1,043	$615	$428	$1,032	$580	$452

8.	REORGANIZATION ITEMS

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the condensed statements of consolidated loss as reorganization items as required by ASC 852, Reorganizations. Reorganization items also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three and six months ended June 30, 2016 and 2015 as reported in the condensed statements of consolidated loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expenses related to legal advisory and representation services	$14	$24	$27	$50
Expenses related to other professional consulting and advisory services	13	17	20	33
Contract claims adjustments	2	(2)	3	28
Other	1	1	2	3
Total reorganization items	$30	$40	$52	$114

9.	DEBTOR-IN-POSSESSION BORROWING FACILITY AND LONG-TERM DEBT NOT SUBJECT TO COMPROMISE

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

The DIP Facility and related available capacity at June 30, 2016 are presented below. In the June 30, 2016 condensed consolidated balance sheet, the borrowings under the DIP Facility are reported as current liabilities. The maturity date of the DIP Facility is the earlier of (a) November 2016 or (b) the effective date of any plan of reorganization of TCEH. In June 2016, the TCEH Debtors extended their use of cash collateral to September 30, 2016, provided that the TCEH Debtors do not otherwise cause an event of default under the cash collateral order. The DIP Facility must be repaid in full prior to the TCEH Debtors' emergence from the Chapter 11 Cases.

	June 30, 2016
DIP Facility	Facility Limit	Available Cash Borrowing Capacity	Available Letter of Credit Capacity
DIP Revolving Credit Facility (a)	$1,950	$835	$—
DIP Term Loan Facility (b)	1,425	—	272
Total DIP Facility	$3,375	$835	$272
___________

(a)
Facility used for general corporate purposes. Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of DIP Revolving Credit Facility cash borrowings outstanding without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

(b)	Facility used for general corporate purposes, including but not limited to, $800 million for issuing letters of credit.

At June 30, 2016, $1.115 billion of the DIP Revolving Credit Facility has been borrowed. As discussed in Note 3, the Lamar and Forney Acquisition in April 2016 was funded by cash-on-hand and $1.1 billion in additional cash borrowings under the DIP Revolving Credit Facility. After completing the acquisition, we repaid approximately $230 million of borrowings under the DIP Revolving Credit Facility primarily utilizing cash acquired in the transaction. At December 31, 2015, no amounts were borrowed under the DIP Revolving Credit Facility.

At both June 30, 2016 and December 31, 2015, all $1.425 billion of the DIP Term Loan Facility has been borrowed. Of this borrowing, $800 million represents amounts that support issuances of letters of credit and have been funded to a collateral account. Of the collateral account amount at June 30, 2016, $272 million is reported as cash and cash equivalents and $528 million is reported as restricted cash, which represents the amount of outstanding letters of credit.

Amounts borrowed under the DIP Revolving Credit Facility bear interest based on applicable LIBOR rates plus 2.50%, and the weighted average interest rate on outstanding borrowings was 2.98% at June 30, 2016. Amounts borrowed under the DIP Term Loan Facility bear interest based on applicable LIBOR rates, subject to a 0.75% floor, plus 3%, and the interest rate on outstanding borrowings was 3.75% at both June 30, 2016 and December 31, 2015. The DIP Facility also provides for certain additional fees payable to the agents and lenders, as well as availability fees payable with respect to any unused portions of the available DIP Facility.

The TCEH Debtors' obligations under the DIP Facility are secured by a lien covering substantially all of the TCEH Debtors' assets, rights and properties (including the assets acquired in the Lamar and Forney Acquisition), subject to certain exceptions set forth in the DIP Facility. The DIP Facility provides that all obligations thereunder constitute administrative expenses in the Chapter 11 Cases, with administrative priority and senior secured status under the Bankruptcy Code and, subject to certain exceptions set forth in the DIP Facility, have priority over any and all administrative expense claims, unsecured claims and costs and expenses in the Chapter 11 Cases. EFCH is a guarantor to the agreement governing the DIP Facility along with substantially all of TCEH’s subsidiaries, including all subsidiaries that are Debtors in the Chapter 11 Cases.

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

The DIP Facility provides for certain customary events of default, including events of default resulting from non-payment of principal, interest or other amounts when due, material breaches of representations and warranties, material breaches of covenants in the DIP Facility or ancillary loan documents, cross-defaults under other agreements or instruments and the entry of material judgments against the TCEH Debtors. The agreement governing the DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the DIP Facility less unrestricted cash. As of June 30, 2016, we are in compliance with this financial covenant. Upon the existence of an event of default, the DIP Facility provides that all principal, interest and other amounts due thereunder will become immediately due and payable, either automatically or at the election of specified lenders.

Long-Term Debt Not Subject to Compromise — Amounts presented in the table below represent pre-petition liabilities that are not subject to compromise due to the debt being fully collateralized or specific orders from the Bankruptcy Court approving repayment of the debt.

	June 30, 2016	December 31, 2015
EFCH
9.58% Fixed Notes due in annual installments through December 4, 2019 (a)	$13	$13
8.254% Fixed Notes due in quarterly installments through December 31, 2021 (a)	21	24
Unamortized fair value discount (b)	(2)	(2)
Total EFCH	32	35
TCEH
7.48% Fixed Secured Facility Bonds with amortizing payments through January 2017 (c)	10	13
Capital lease obligations	4	5
Other	2	2
Unamortized discount	—	(1)
Total TCEH	16	19
Total EFCH consolidated	48	54
Less amounts due currently	(29)	(31)
Total long-term debt not subject to compromise	$19	$23
____________

(a)	Approved by the Bankruptcy Court for repayment.

(b)	Amount represents unamortized fair value adjustments recorded under purchase accounting.

(c)	Debt issued by trust and secured by assets held by the trust.

10.	LIABILITIES SUBJECT TO COMPROMISE (LSTC)

The amounts classified as LSTC reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Amounts classified to LSTC do not include pre-petition liabilities that are fully collateralized by letters of credit or cash deposits. The following table presents LSTC as reported in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Notes, loans and other debt per the following table	$31,707	$31,707
Accrued interest on notes, loans and other debt	648	648
Net liability under terminated TCEH interest rate swap and natural gas hedging agreements (Note 14)	1,243	1,243
Trade accounts payable and other expected allowed claims	178	177
Advances and other payables to affiliates	1	1
Total liabilities subject to compromise	$33,777	$33,776

Pre-Petition Notes, Loans and Other Debt Reported as LSTC

Amounts presented below represent principal amounts of pre-petition notes, loans and other debt reported as LSTC.

	June 30, 2016	December 31, 2015
TCEH
Senior Secured Facilities:
TCEH Floating Rate Term Loan Facilities due October 10, 2014	$3,809	$3,809
TCEH Floating Rate Letter of Credit Facility due October 10, 2014	42	42
TCEH Floating Rate Revolving Credit Facility due October 10, 2016	2,054	2,054
TCEH Floating Rate Term Loan Facilities due October 10, 2017	15,691	15,691
TCEH Floating Rate Letter of Credit Facility due October 10, 2017	1,020	1,020
11.5% Fixed Senior Secured Notes due October 1, 2020	1,750	1,750
15% Fixed Senior Secured Second Lien Notes due April 1, 2021	336	336
15% Fixed Senior Secured Second Lien Notes due April 1, 2021, Series B	1,235	1,235
10.25% Fixed Senior Notes due November 1, 2015	1,833	1,833
10.25% Fixed Senior Notes due November 1, 2015, Series B	1,292	1,292
10.50% /11.25% Senior Toggle Notes due November 1, 2016	1,749	1,749
Pollution Control Revenue Bonds:
Brazos River Authority:
5.40% Fixed Series 1994A due May 1, 2029	39	39
7.70% Fixed Series 1999A due April 1, 2033	111	111
7.70% Fixed Series 1999C due March 1, 2032	50	50
8.25% Fixed Series 2001A due October 1, 2030	71	71
8.25% Fixed Series 2001D-1 due May 1, 2033	171	171
6.30% Fixed Series 2003B due July 1, 2032	39	39
6.75% Fixed Series 2003C due October 1, 2038	52	52
5.40% Fixed Series 2003D due October 1, 2029	31	31
5.00% Fixed Series 2006 due March 1, 2041	100	100
Sabine River Authority of Texas:
6.45% Fixed Series 2000A due June 1, 2021	51	51
5.20% Fixed Series 2001C due May 1, 2028	70	70
5.80% Fixed Series 2003A due July 1, 2022	12	12
6.15% Fixed Series 2003B due August 1, 2022	45	45
Trinity River Authority of Texas:
6.25% Fixed Series 2000A due May 1, 2028	14	14
Other:
Other	1	1
Total TCEH	31,668	31,668
EFCH (parent entity)
Floating Rate Junior Subordinated Debentures, Series D due January 30, 2037	1	1
8.175% Fixed Junior Subordinated Debentures, Series E due January 30, 2037	8	8
Subtotal	9	9

	June 30, 2016	December 31, 2015

EFH Corp. pre-petition debt pushed down (a)
10.875% Fixed Senior Notes due November 1, 2017	$16	$16
11.25%/12.00% Senior Toggle Notes due November 1, 2017	14	14
Subtotal — EFH Corp. debt pushed down	30	30
Total EFCH (parent entity)	39	39
Total EFCH consolidated notes, loans and other debt	$31,707	$31,707
____________

(a)
Represents 50% of the amount of these EFH Corp. securities guaranteed by, and pushed down to (pushed-down debt), EFCH (parent entity) per the discussion below under "Guarantees and Push Down of EFH Corp. Pre-Petition Debt."

Guarantees and Push Down of EFH Corp. Pre-Petition Debt

Merger-related debt of EFH Corp. and its subsidiaries consists of debt issued or existing at the time of the Merger. Debt issued in exchange for Merger-related debt is considered Merger-related. Debt issuances for cash are considered Merger-related debt to the extent the proceeds are used to repurchase Merger-related debt. EFCH and EFIH (excluding their subsidiaries) fully and unconditionally guarantee on a joint and several basis the Merger-related debt of EFH Corp. (parent). Such debt was pushed down in accordance with SEC Staff Accounting Bulletin Topic 5-J, prior to being rescinded, and as a result, a portion of such debt and related interest expense is reflected in our financial statements. Merger-related debt of EFH Corp. held by its subsidiaries is not subject to push down.

Debt guaranteed and subject to push down at June 30, 2016 totals $60 million and consists of $33 million principal amount of EFH Corp. 10.875% Senior Notes and $27 million principal amount of EFH Corp. 11.25%/12.00% Senior Toggle Notes. The amount reflected in our condensed consolidated balance sheets as pushed down pre-petition debt ($30 million at both June 30, 2016 and December 31, 2015, as shown in the debt table above) represents 50% of the principal amount of the EFH Corp. Merger-related debt guaranteed. This percentage reflects the fact that at the time of the Merger, the equity investments of EFCH and EFIH in their respective operating subsidiaries were essentially equal amounts. Because payment of principal and interest on the debt is the responsibility of EFH Corp., we record the settlement of such amounts as noncash capital contributions from EFH Corp.

There were no payments of interest by EFH Corp. on pre-petition debt pushed down for the three or six months ended June 30, 2016 or 2015.

TCEH Letter of Credit Facility Activity

Borrowings under the TCEH Letter of Credit Facility have been recorded by TCEH as restricted cash that supports issuances of letters of credit. At both June 30, 2016 and December 31, 2015, the restricted cash related to the pre-petition TCEH Letter of Credit Facility totaled $507 million and there were no outstanding letters of credit related to the pre-petition TCEH Letter of Credit Facility. Due to the default under the pre-petition TCEH Senior Secured Facilities, the letter of credit capacity is no longer available.

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

Letters of Credit

At June 30, 2016, TCEH had outstanding letters of credit under the DIP Facility totaling $528 million as follows:

•
$386 million to support commodity risk management and trading collateral requirements in the normal course of business, including over-the-counter and exchange-traded hedging transactions and collateral postings with ERCOT;

•	$63 million to support executory contracts and insurance agreements;

•	$55 million to support TCEH's REP financial requirements with the PUCT, and

•	$24 million for other credit support requirements.

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

Greenhouse Gas Emissions

In August 2015, the EPA finalized rules to address greenhouse gas (GHG) emissions from new, modified and reconstructed units, and existing electricity generation plants. The rule for existing facilities would establish state-specific emissions rate goals to reduce nationwide carbon dioxide emissions related to affected electricity generation units by over 30% from 2012 emission levels by 2030. A number of parties, including Luminant, filed petitions for review in the US Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) for the rule for new, modified and reconstructed plants. In addition, a number of petitions for review of the rule for existing plants were filed in the D.C. Circuit Court by various parties and groups, including challenges from twenty-seven different states opposed to the rule as well as those from, among others, certain power generating companies, various business groups and some labor unions. Luminant also filed its own petition for review. In January 2016, a coalition of states, industry (including Luminant) and other parties filed applications with the US Supreme Court asking that the court stay the rule while the court reviews the legality of the rule for existing plants. In February 2016, the US Supreme Court stayed the rule pending the conclusion of legal challenges on the rule before the D.C. Circuit Court and until the US Supreme Court disposes of any subsequent petition for review. Oral argument on the merits of the legal challenges to the rule is scheduled for September 2016 before the entire D.C. Circuit Court. While we cannot predict the outcome of this rulemaking and legal proceedings on our results of operations, liquidity or financial condition, the impacts could be material.

In August 2015, the EPA proposed model rules and federal plan requirements for states to consider as they develop state plans to comply with the rules for GHG emissions. A federal plan would then be finalized for a state if a state fails to submit a state plan by the deadlines established in the CAA for existing plants or if the EPA disapproves a submitted state plan. We filed comments on the federal plan proposal in January 2016. While we cannot predict the timing or outcome of this rulemaking and legal proceedings on our results of operations, liquidity or financial condition, the impacts could be material.

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

The CSAPR became effective January 1, 2015. In July 2015, following a remand of the case from the US Supreme Court to consider further legal challenges, the D.C. Circuit Court unanimously ruled in favor of us and other petitioners, holding that the CSAPR emissions budgets over-controlled Texas and other states. The D.C. Circuit Court remanded those states' budgets to the EPA for prompt reconsideration. While we planned to participate in the EPA's reconsideration process to develop increased budgets that do not over-control Texas, the EPA instead responded to the remand by updating the NOX ozone season budget for the 2008 ozone standard with a new rulemaking without explicitly addressing the issues of over-control of the 1997 standard. Comments on the EPA's proposal were submitted by Luminant in February 2016. In June 2016, the EPA issued a memorandum describing the EPA's proposed approach for responding to the D.C. Circuit Court's remand for reconsideration of the CSAPR SO2 emission budgets for Texas and three other states that had been remanded to the EPA by the D.C. Circuit Court. In the memorandum, the EPA stated that those four states could either voluntarily participate in the CSAPR by submitting a SIP revision adopting the SO2 budgets that had been previously held invalid by the D.C. Circuit Court and the current annual NOx budgets or, if the state chooses not to participate in the CSAPR, the EPA could withdraw the CSAPR FIPs by the fall of 2016 for those states and address any interstate transport and regional haze obligations on a state-by-state basis. While we cannot predict the outcome of future proceedings related to the CSAPR, including the EPA's recent actions concerning the CSAPR annual emissions budgets for affected states and participating in the CSAPR program, based upon our current operating plans we do not believe that the CSAPR will cause any material operational, financial or compliance issues. We are currently evaluating the EPA's recent proposed actions regarding SO2 budgets for Texas.

Regional Haze

The Regional Haze Program of the CAA establishes "as a national goal the prevention of any future, and the remedying of any existing, impairment of visibility in mandatory Class I federal areas, like national parks, which impairment results from man-made pollution." There are two components to the Regional Haze Program. First, states must establish goals for reasonable progress for Class I federal areas within the state and establish long-term strategies to reach those goals and to assist Class I federal areas in neighboring states to achieve reasonable progress set by those states towards a goal of natural visibility by 2064. Second, electricity generation units built between 1962 and 1977 are subject to best available retrofit technology (BART) standards designed to improve visibility. BART reductions of SO2 and NOX are required either on a unit-by-unit basis or are deemed satisfied by state participation in an EPA-approved regional trading program such as the CSAPR. In February 2009, the TCEQ submitted a State Implementation Plan (SIP) concerning regional haze (Regional Haze SIP) to the EPA. In December 2011, the EPA proposed a limited disapproval of the Regional Haze SIP due to its reliance on the Clean Air Interstate Rule (CAIR) instead of the EPA's replacement CSAPR program. In August 2012, we filed a petition for review in the Fifth Circuit Court challenging the EPA's limited disapproval of the Regional Haze SIP on the grounds that the CAIR continued in effect pending the D.C. Circuit Court's decision in the CSAPR litigation. In September 2012, we filed a petition to intervene in a case filed by industry groups and other states and private parties in the D.C. Circuit Court challenging the EPA's limited disapproval and issuance of a Federal Implementation Plan (FIP) regarding the regional haze BART program. The Fifth Circuit Court case has since been transferred to the D.C. Circuit Court and consolidated with other pending BART program regional haze appeals. Briefing in the D.C. Circuit Court is scheduled to be completed by March 2017.

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

In June 2014, the EPA issued requests for information under Section 114 of the CAA to Luminant and other generators in Texas. After releasing a proposed rule in November 2014 and receiving comments from a number of parties, including Luminant and the State of Texas in April 2015, the EPA released a final rule in January 2016 approving in part and disapproving in part Texas' SIP for Regional Haze and issuing a FIP for Regional Haze. In the rule, the EPA asserts that the Texas SIP does not show reasonable progress in improving visibility for two areas in Texas and that its long-term strategy fails to make emission reductions needed to achieve reasonable progress in improving visibility in the Wichita Mountains of Oklahoma. Unlike the proposed rule and inconsistent with how the EPA has applied Regional Haze rules to other states, the EPA's final rule does not treat Texas's compliance with the CSAPR as satisfying its obligations under the BART portion of the Regional Haze Program. The EPA concluded that it would not be appropriate to finalize that determination at this time given the remand of the CSAPR budgets. In our view, the EPA's proposed FIP for Texas goes beyond the requirements of the CAA and sets emission limits on a unit-by-unit basis for 15 electricity generation units in Texas. The EPA's proposed emission limits assume additional control equipment for specific coal fueled generation units across Texas, including new flue gas desulfurization systems (scrubbers) at seven generation units and upgrades to existing scrubbers at seven generation units. Specifically for Luminant, the EPA's emission limitations are based on new scrubbers at Big Brown Units 1 and 2 and Monticello Units 1 and 2 and scrubber upgrades at Martin Lake Units 1, 2 and 3, Monticello Unit 3 and Sandow Unit 4. Luminant is continuing to evaluate the requirements and potential financial and operational impacts of the rule, but new scrubbers at the Big Brown and Monticello units necessary to achieve the emission limits required by the FIP (if those limits are possible to attain), along with the existence of low wholesale power prices in ERCOT, would likely challenge the long-term economic viability of those units. Under the terms of the rule, the scrubber upgrades will be required by February 2019, and the new scrubbers will be required by February 2021. In March 2016, Luminant and a number of other parties, including the State of Texas, filed petitions for review in the US Fifth Circuit Court challenging the FIP on Texas. Luminant and other parties also filed motions to stay the FIP while the court reviews the legality of the EPA's action. In July 2016, the Fifth Circuit Court denied the EPA's motion to dismiss our challenge to the FIP and denied the EPA's motion to transfer the challenges Luminant, the other industry petitioners and the State of Texas filed to the D.C. Circuit Court. In addition, the Fifth Circuit Court granted the motions to stay filed by Luminant, the other industry petitioners and the State of Texas pending final review of the petitions for review. While we cannot predict the outcome of the rulemaking and legal proceedings, the result may have a material impact on our results of operations, liquidity or financial condition.

State Implementation Plan (SIP)

In February 2013, in response to a petition for rulemaking filed by the Sierra Club, the EPA proposed a rule requiring certain states to replace SIP exemptions for excess emissions during malfunctions with an affirmative defense. Texas was not included in that original proposal since it already had an EPA-approved affirmative defense provision in its SIP. In 2014, as a result of a D.C. Circuit Court decision striking down an affirmative defense in another EPA rule, the EPA revised its 2013 proposal to extend the EPA's proposed findings of inadequacy to states that have affirmative defense provisions, including Texas. The EPA's revised proposal would require Texas to remove or replace its EPA-approved affirmative defense provisions for excess emissions during startup, shutdown and maintenance events. In May 2015, the EPA finalized the proposal. In June 2015, we filed a petition for review in the Fifth Circuit Court challenging certain aspects of the EPA's final rule as they apply to the Texas SIP. The State of Texas and other parties have also filed similar petitions in the Fifth Circuit Court. In August 2015, the Fifth Circuit Court transferred the petitions that Luminant and other parties filed to the D.C. Circuit Court, and in October 2015 the petitions were consolidated with the pending petitions challenging the EPA's action in the D.C. Circuit Court. Briefing in the D.C. Circuit Court on the challenges is scheduled to be completed by the end of September 2016. We cannot predict the timing or outcome of this proceeding.

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

Membership Interests

The following tables present the changes to membership interests for the six months ended June 30, 2016 and 2015:

Six Months Ended June 30, 2016
	Capital Account	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2015	$(22,957)	$(33)	$(22,990)
Net loss	(842)	—	(842)
Net effect of cash flow hedges	—	1	1
Other	(1)	—	(1)
Balance at June 30, 2016	$(23,800)	$(32)	$(23,832)

Six Months Ended June 30, 2015
	Capital Account	Accumulated Other Comprehensive Loss	Total Membership Interests
Balance at December 31, 2014	$(18,439)	$(35)	$(18,474)
Net loss	(1,553)	—	(1,553)
Net effect of cash flow hedges	—	1	1
Effect of debt push-down from EFH Corp. (a)	11	—	11
Balance at June 30, 2015	$(19,981)	$(34)	$(20,015)
____________

(a)	Represents the interest and income tax effects of debt pushed down from EFH Corp. (Note 10).

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

Probable loss from default by either us or our counterparties is considered in determining the fair value of derivative assets and liabilities. These non-performance risk adjustments take into consideration credit enhancements and the credit risks associated with our credit standing and the credit standing of our counterparties (see Note 14 for additional information regarding credit risk associated with our derivatives). We utilize credit ratings and default rate factors in calculating these fair value measurement adjustments.

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

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

June 30, 2016
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$239	$50	$74	$15	$378
Nuclear decommissioning trust – equity securities (c)	396	—	—	—	396
Nuclear decommissioning trust – debt securities (c)	—	342	—	—	342
Subtotal	$635	$392	$74	$15	$1,116
Assets measured at net asset value (d):
Nuclear decommissioning trust - equity securities (c)					228
Total assets					$1,344
Liabilities:
Commodity contracts	$168	$120	$83	$15	$386
Total liabilities	$168	$120	$83	$15	$386

December 31, 2015
	Level 1	Level 2	Level 3 (a)	Reclassification (b)	Total
Assets:
Commodity contracts	$385	$41	$49	$—	$475
Nuclear decommissioning trust – equity securities (c)	380	219	—	—	599
Nuclear decommissioning trust – debt securities (c)	—	319	—	—	319
Total assets	$765	$579	$49	$—	$1,393
Liabilities:
Commodity contracts	$128	$64	$12	$—	$204
Total liabilities	$128	$64	$12	$—	$204
_______________

(a)	See table below for description of Level 3 assets and liabilities.

(b)	Fair values are determined on a contract basis, but certain contracts result in a current asset and a noncurrent liability, or vice versa, as presented in the condensed consolidated balance sheets.

(c)	The nuclear decommissioning trust investment is included in the investments line in the condensed consolidated balance sheets. See Note 16.

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

The following tables present the fair value of the Level 3 assets and liabilities by major contract type and the significant unobservable inputs used in the valuations at June 30, 2016 and December 31, 2015:

June 30, 2016
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$3	$(33)	$(30)	Valuation Model	Hourly price curve shape (d)	$0 to $35/MWh
					Illiquid delivery periods for ERCOT hub power prices and heat rates (e)	$30 to $60/MWh

Electricity spread options	32	(45)	(13)	Option Pricing Model	Gas to power correlation (f)	50% to 100%
					Power volatility (g)	10% to 45%

Electricity congestion revenue rights	34	(4)	30	Market Approach (h)	Illiquid price differences between settlement points (i)	$0 to $10/MWh

Other (i)	5	(1)	4

Total	$74	$(83)	$(9)

December 31, 2015
	Fair Value
Contract Type (a)	Assets	Liabilities	Total	Valuation Technique	Significant Unobservable Input	Range (b)
Electricity purchases and sales	$1	$(1)	$—	Valuation Model	Illiquid pricing locations (c)	$15 to $35/MWh
					Hourly price curve shape (d)	$15 to $45/MWh

Electricity spread options	2	(7)	(5)	Option Pricing Model	Gas to power correlation (f)	35% to 80%
					Power volatility (g)	10% to 35%

Electricity congestion revenue rights	39	(4)	35	Market Approach (h)	Illiquid price differences between settlement points (i)	$0 to $10/MWh

Other (i)	7	—	7

Total	$49	$(12)	$37

____________

(a)
Electricity purchase and sales contracts include power and heat rate hedging positions in the ERCOT regions. Electricity spread options contracts consist of physical electricity call options. Electricity congestion revenue rights contracts consist of forward purchase contracts (swaps and options) used to hedge electricity price differences between settlement points within ERCOT.

(b)	The range of the inputs may be influenced by factors such as time of day, delivery period, season and location.

(c)	Based on the historical range of forward average monthly ERCOT hub and load zone prices.

(d)	Based on the historical range of forward average hourly ERCOT North Hub prices.

(e)	Based on historical forward ERCOT power price and heat rate variability.

(f)	Estimate of the historical range based on forward natural gas and on-peak power prices for the ERCOT hubs most relevant to our spread options.

(g)	Based on historical forward price changes.

(h)	While we use the market approach, there is insufficient market data to consider the valuation liquid.

(i)	Based on the historical price differences between settlement points within the ERCOT hubs and load zones.

(j)	Other includes contracts for ancillary services, natural gas, power options, coal and coal options.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy for the three and six months ended June 30, 2016 and 2015. See the table of changes in fair values of Level 3 assets and liabilities below for discussion of transfers between Level 2 and Level 3 for the three and six months ended June 30, 2016 and 2015. During the three months ended June 30, 2016, in conjunction with the Lamar and Forney Acquisition, we assumed certain electricity spread options that are classified in Level 3 of the fair value hierarchy.

The following table presents the changes in fair value of the Level 3 assets and liabilities for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net asset balance at beginning of period	$25	$60	$37	$35
Total unrealized valuation gains (losses)	1	(2)	(4)	14
Purchases, issuances and settlements (a):
Purchases	12	13	26	32
Issuances	(4)	(2)	(16)	(5)
Settlements	(17)	(17)	(27)	(25)
Transfers into Level 3 (b)	1	—	1	—
Transfers out of Level 3 (b)	—	(8)	1	(7)
Net liabilities assumed in the Lamar and Forney Acquisition (Note 3)	(27)	—	(27)	—
Net change (c)	(34)	(16)	(46)	9
Net asset (liability) balance at end of period	$(9)	$44	$(9)	$44
Unrealized valuation gains (losses) relating to instruments held at end of period	$(5)	$1	$(8)	$9
____________

(a)	Settlements reflect reversals of unrealized mark-to-market valuations previously recognized in net income. Purchases and issuances reflect option premiums paid or received.

(b)
Includes transfers due to changes in the observability of significant inputs. Transfers in and out occur at the end of each quarter, which is when the assessments are performed. All Level 3 transfers during the periods presented are in and out of Level 2.

(c)
Substantially all changes in values of commodity contracts (excluding net liabilities assumed in the Lamar and Forney Acquisition) are reported in the condensed statements of consolidated loss in net gain (loss) from commodity hedging and trading activities. Activity excludes changes in fair value in the month the positions settled as well as amounts related to positions entered into and settled in the same quarter.

14.    COMMODITY AND OTHER DERIVATIVE CONTRACTUAL ASSETS AND LIABILITIES

Strategic Use of Derivatives

We transact in derivative instruments, such as options, swaps, futures and forward contracts, to manage commodity price risk. See Note 13 for a discussion of the fair value of derivatives.

Commodity Hedging and Trading Activity — TCEH has natural gas hedging positions designed to reduce exposure to changes in future electricity prices due to changes in the price of natural gas, thereby hedging future revenues from electricity sales from our lignite/coal and nuclear fueled generation. In ERCOT, the wholesale price of electricity has generally moved with the price of natural gas. TCEH also enters into derivatives, including electricity, natural gas, fuel oil, uranium, emission and coal instruments, generally for short-term hedging purposes. Consistent with existing Bankruptcy Court orders, to a limited extent, TCEH also enters into derivative transactions for proprietary trading purposes, principally in natural gas and electricity markets. Unrealized gains and losses arising from changes in the fair value of hedging and trading instruments as well as realized gains and losses upon settlement of the instruments are reported in the condensed statements of consolidated loss in net gain (loss) from commodity hedging and trading activities.

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

Financial Statement Effects of Derivatives

Substantially all derivative contractual assets and liabilities arise from mark-to-market accounting consistent with accounting standards related to derivative instruments and hedging activities. The following tables provide detail of derivative contractual assets and liabilities as reported in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015. Derivative asset and liability totals represent the net value of the contract, while the balance sheet totals represent the gross value of the contract. All amounts relate to commodity contracts.

	June 30, 2016			December 31, 2015
	Derivative Assets	Derivative Liabilities	Total	Derivative Assets	Derivative Liabilities	Total
Current assets	$355	$8	$363	$465	$—	$465
Noncurrent assets	15	—	15	10	—	10
Current liabilities	—	(315)	(315)	—	(203)	(203)
Noncurrent liabilities	(7)	(64)	(71)	—	(1)	(1)
Net assets (liabilities)	$363	$(371)	$(8)	$475	$(204)	$271

At June 30, 2016 and December 31, 2015, there were no derivative positions accounted for as cash flow or fair value hedges.

The pretax effect of derivatives on net income (loss), including realized and unrealized effects, totaled $100 million in net losses and $26 million in net gains in the three months ended June 30, 2016 and 2015, respectively, and $45 million in net losses and $151 million in net gains in the six months ended June 30, 2016 and 2015, respectively, all of which related to commodity contracts reported in net gain (loss) from commodity hedging and trading activities in the condensed statements of consolidated loss. Amounts represent changes in fair value of positions in the derivative portfolio during the period, as realized amounts related to positions settled are assumed to equal reversals of previously recorded unrealized amounts.

The pretax effect (all losses) on net income and other comprehensive income (OCI) of derivative instruments previously accounted for as cash flow hedges was immaterial in both the three and six months ended June 30, 2016 and 2015. There were no amounts recognized in OCI for the three and six months ended June 30, 2016 and 2015.

Accumulated other comprehensive income related to cash flow hedges at June 30, 2016 and December 31, 2015 totaled $32 million and $33 million, respectively, in net losses (after-tax), substantially all of which relates to interest rate swaps previously accounted for as cash flow hedges. We expect that $2 million of net losses (after-tax) related to cash flow hedges included in accumulated other comprehensive income at June 30, 2016 will be reclassified into net income during the next twelve months as the related hedged transactions affect net income.

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

Margin deposits that contractually offset these derivative instruments are reported separately in the condensed consolidated balance sheets. Margin deposits received from counterparties are either used for working capital or other general corporate purposes or, if there are restrictions on the use of cash, amounts are deposited in a separate restricted cash account. At June 30, 2016 and December 31, 2015, essentially all margin deposits held were unrestricted.

We maintain standardized master netting agreements with certain counterparties that allow for the netting of positive and negative exposures. These agreements contain credit enhancements that allow for the right to offset assets and liabilities and collateral received in order to reduce credit exposure between us and the counterparty. These agreements contain specific language related to margin requirements, monthly settlement netting, cross-commodity netting and early termination netting, which is negotiated with the contract counterparty.

The following tables reconcile our derivative assets and liabilities as presented in the condensed consolidated balance sheets to net amounts after taking into consideration netting arrangements with counterparties and financial collateral:

June 30, 2016
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$378	$(249)	$(32)	$97
Derivative liabilities:
Commodity contracts	(386)	249	—	(137)
Net amounts	$(8)	$—	$(32)	$(40)

December 31, 2015
	Amounts Presented in Balance Sheet	Offsetting Instruments (a)	Financial Collateral (Received) Pledged (b)	Net Amounts
Derivative assets:
Commodity contracts	$475	$(145)	$(147)	$183
Derivative liabilities:
Commodity contracts	(204)	145	6	(53)
Net amounts	$271	$—	$(141)	$130
____________

(a)	Amounts presented exclude trade accounts receivable and payable related to settled financial instruments.

(b)	Financial collateral consists entirely of cash margin deposits.

Derivative Volumes

The following table presents the gross notional amounts of derivative volumes at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Derivative type	Notional Volume		Unit of Measure
Natural gas (a)	1,773	1,489	Million MMBtu
Electricity	95,732	58,022	GWh
Congestion Revenue Rights (b)	121,748	106,260	GWh
Coal	5	10	Million US tons
Fuel oil	21	35	Million gallons
Uranium	375	75	Thousand pounds
_______________

(a)	Represents gross notional forward sales, purchases and options transactions, locational basis swaps and other natural gas transactions.

(b)	Represents gross forward purchases associated with instruments used to hedge electricity price differences between settlement points within ERCOT.

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

At June 30, 2016 and December 31, 2015, the fair value of liabilities related to derivative instruments under agreements with credit risk-related contingent features that were not fully collateralized totaled $121 million and $58 million, respectively. The liquidity exposure associated with these liabilities was reduced by cash and letter of credit postings with counterparties totaling $43 million and $31 million at June 30, 2016 and December 31, 2015, respectively. If all the credit risk-related contingent features related to these derivatives had been triggered, including cross-default provisions, the remaining liquidity requirements would be immaterial at both June 30, 2016 and December 31, 2015.

In addition, certain derivative agreements include cross-default provisions that could result in the settlement of such contracts if there were a failure under other financing arrangements to meet payment terms or to comply with other covenants that could result in the acceleration of such indebtedness. At June 30, 2016 and December 31, 2015, the fair value of derivative liabilities subject to such cross-default provisions totaled $42 million and $1 million, respectively. At both June 30, 2016 and December 31, 2015, no cash collateral or letters of credit were posted with these counterparties, and there was no liquidity exposure associated with these liabilities.

As discussed immediately above, the aggregate fair values of liabilities under derivative agreements with credit risk-related contingent features, including cross-default provisions, totaled $163 million and $59 million at June 30, 2016 and December 31, 2015, respectively. These amounts are before consideration of cash and letter of credit collateral posted, net accounts receivable and derivative assets under netting arrangements and assets subject to related liens.

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

Concentrations of Credit Risk Related to Derivatives

We have concentrations of credit risk with the counterparties to our derivative contracts. At June 30, 2016, total credit risk exposure to all counterparties related to derivative contracts totaled $474 million (including associated accounts receivable). The net exposure to those counterparties totaled $132 million at June 30, 2016 after taking into effect netting arrangements, setoff provisions and collateral, with the largest net exposure to a single counterparty totaling $46 million. At June 30, 2016, the credit risk exposure to the banking and financial sector represented 74% of the total credit risk exposure and 49% of the net exposure.

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

•
TCEH's retail operations pay Oncor for services it provides, principally the delivery of electricity. Expenses recorded for these services, reported in fuel, purchased power costs and delivery fees, totaled $216 million and $224 million for the three months ended June 30, 2016 and 2015, respectively, and $436 million and $460 million for the six months ended June 30, 2016 and 2015, respectively. The fees are based on rates regulated by the PUCT that apply to all REPs. The condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 reflect amounts due currently to Oncor totaling $124 million and $118 million, respectively, (included in trade accounts and other payables to affiliates) largely related to these electricity delivery fees.

•
Contributions to the EFH Corp. retirement plan by both Oncor and TCEH in 2014 and 2015 resulted in the EFH Corp. retirement plan being fully funded as calculated under the provisions of the Employee Retirement Income Security Act of 1974, as amended. As a result of the Bankruptcy Filing, participants in the EFH Corp. retirement plan who choose to retire would not be eligible for the lump sum payout option under the retirement plan unless the EFH Corp. retirement plan was fully funded. The payments by TCEH were accounted for as an advance to EFH Corp. that will be settled as pension expense is allocated to TCEH in the normal course. The balance of the advance totaled $21 million at June 30, 2016, with $6 million recorded as a current asset and $15 million recorded as a noncurrent asset. The balance of the advance totaled $24 million at December 31, 2015, with $6 million recorded as a current asset and $18 million recorded as a noncurrent asset.

Receivables from affiliates are measured at historical cost and primarily have consisted of notes receivable for cash loaned to EFH Corp. for debt principal and interest payments and other general corporate purposes of EFH Corp. as discussed above. EFCH reviews economic conditions, counterparty credit scores and historical payment activity to assess the overall collectability of its affiliated receivables. There were no credit loss allowances at June 30, 2016 and December 31, 2015.

•
A subsidiary of EFH Corp. bills our subsidiaries for information technology, financial, accounting and other administrative services at cost. These charges, which are largely settled in cash and primarily reported in SG&A expenses, totaled $46 million and $47 million for the three months ended June 30, 2016 and 2015, respectively, and $106 million and $98 million for the six months ended June 30, 2016 and 2015, respectively.

For the three months ended March 31, 2016, TCEH settled a $2 million payable related to information technology assets purchased from a subsidiary of EFH Corp. in December 2015. For the three months ended March 31, 2015, TCEH settled a $15 million payable related to information technology assets purchased from a subsidiary of EFH Corp. in 2014. For the three months ended June 30, 2015, TCEH purchased and settled $12 million of additional assets. The assets are substantially for the use of TCEH and its subsidiaries.

•
Under Texas regulatory provisions, the trust fund for decommissioning the Comanche Peak nuclear generation facility is funded by a delivery fee surcharge billed to REPs by Oncor, as collection agent, and remitted monthly to TCEH for contribution to the trust fund with the intent that the trust fund assets, reported in investments in our condensed consolidated balance sheets, will ultimately be sufficient to fund the future decommissioning liability, reported in noncurrent liabilities in our condensed consolidated balance sheets. The delivery fee surcharges remitted to TCEH totaled $4 million for both the three months ended June 30, 2016 and 2015, and $8 million for both the six months ended June 30, 2016 and 2015. Income and expenses associated with the trust fund and the decommissioning liability incurred by TCEH are offset by a net change in a receivable/payable that ultimately will be settled through changes in Oncor's delivery fee rates. At June 30, 2016 and December 31, 2015, the excess of the trust fund balance over the decommissioning liability resulted in a payable totaling $443 million and $409 million, respectively, and is reported in noncurrent liabilities.

•
EFH Corp. files consolidated federal income tax and Texas state margin tax returns that include our results; however, under a Federal and State Income Tax Allocation Agreement, our federal income tax and Texas margin tax expense and related balance sheet amounts, including income taxes payable to or receivable from EFH Corp., are recorded as if we file our own corporate income tax return. As of June 30, 2016 and December 31, 2015, we had current income tax liabilities of $2 million and $10 million, respectively. We made tax payments to EFH Corp. of $14 million and $24 million for the six months ended June 30, 2016 and 2015, respectively. See Note 5 for discussion of cessation of payment of federal income taxes pursuant to the Settlement Agreement.

•
Oncor collected transition surcharges from its customers to recover the payment obligations related to its securitization (transition) bonds issued to recover generation-related regulatory assets. As of June 30, 2016, Oncor had over-collected transition charges of approximately $2 million that is expected to be refunded to TCEH upon PUCT approval.

•
Oncor had requirements in place to assure adequate creditworthiness to support TCEH's obligation to collect securitization bond-related (transition) charges on its behalf. Under these requirements, as a result of TCEH's credit rating being below investment grade, TCEH was required to post collateral support in an amount equal to estimated transition charges over specified time periods. Accordingly, at December 31, 2015, TCEH had posted letters of credit and/or cash in the amount of $6 million for the benefit of Oncor. In May 2016, the last series of Oncor's securitization bonds matured and the letters of credit were released.

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

•	Affiliates of GS Capital Partners were parties to certain commodity and interest rate hedging transactions with us in the normal course of business.

•	Affiliates of the Sponsor Group have sold or acquired, and in the future may sell or acquire, debt or debt securities issued by us in open market transactions or through loan syndications.

See Notes 9 and 10 for discussion of guarantees and push down of certain EFH Corp. debt.

16.     SUPPLEMENTARY FINANCIAL INFORMATION

Other Income and Deductions

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other income:
Insurance settlement	$9	$—	$9	$—
Sale of land	—	6	—	6
All other	2	2	4	5
Total other income	$11	$8	$13	$11
Other deductions:
Write-off of generation equipment	$21	$—	$41	$—
Impairment of favorable purchase contracts (Note 4)	—	—	—	8
Impairment of emission allowances (Note 4)	—	—	—	51
All other	5	2	6	2
Total other deductions	$26	$2	$47	$61

Restricted Cash

	June 30, 2016		December 31, 2015
	Current Assets	Noncurrent Assets	Current Assets	Noncurrent Assets
Amounts related to the DIP Facility (Note 9)	$528	$—	$519	$—
Amounts related to TCEH's pre-petition Letter of Credit Facility (Note 10)	—	507	—	507
Total restricted cash	$528	$507	$519	$507

Trade Accounts Receivable

	June 30, 2016	December 31, 2015
Wholesale and retail trade accounts receivable	$665	$542
Allowance for uncollectible accounts	(7)	(9)
Trade accounts receivable — net	$658	$533

Gross trade accounts receivable at June 30, 2016 and December 31, 2015 included unbilled revenues of $263 million and $231 million, respectively.

Allowance for Uncollectible Accounts Receivable

	Six Months Ended June 30,
	2016	2015
Allowance for uncollectible accounts receivable at beginning of period	$9	$15
Increase for bad debt expense	10	16
Decrease for account write-offs	(12)	(19)
Allowance for uncollectible accounts receivable at end of period	$7	$12

Inventories by Major Category

	June 30, 2016	December 31, 2015
Materials and supplies	$232	$226
Fuel stock	162	170
Natural gas in storage	26	32
Total inventories	$420	$428

Investments

	June 30, 2016	December 31, 2015
Nuclear plant decommissioning trust	$966	$918
Land	36	36
Miscellaneous other	7	8
Total investments	$1,009	$962

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

	June 30, 2016
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$320	$23	$(1)	$342
Equity securities (c)	302	330	(8)	624
Total	$622	$353	$(9)	$966

	December 31, 2015
	Cost (a)	Unrealized gain	Unrealized loss	Fair market value
Debt securities (b)	$310	$11	$(2)	$319
Equity securities (c)	291	315	(7)	599
Total	$601	$326	$(9)	$918
____________

(a)	Includes realized gains and losses on securities sold.

(b)
The investment objective for debt securities is to invest in a diversified tax efficient portfolio with an overall portfolio rating of AA or above as graded by S&P or Aa2 by Moody's Investors Services, Inc. The debt securities are heavily weighted with municipal bonds. The debt securities had an average coupon rate of 3.57% and 3.68% at June 30, 2016 and December 31, 2015, respectively, and an average maturity of 8 years at both June 30, 2016 and December 31, 2015.

(c)	The investment objective for equity securities is to invest tax efficiently and to match the performance of the S&P 500 Index.

Debt securities held at June 30, 2016 mature as follows: $133 million in one to five years, $69 million in five to ten years and $140 million after ten years.

The following table summarizes proceeds from sales of available-for-sale securities and the related realized gains and losses from such sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized gains	$(1)	$1	$—	$1
Realized losses	$1	$—	$—	$(1)
Proceeds from sales of securities	$88	$50	$155	$73
Investments in securities	$(92)	$(54)	$(163)	$(81)

Property, Plant and Equipment

At June 30, 2016 and December 31, 2015, property, plant and equipment of $10.464 billion and $9.349 billion, respectively, is stated net of accumulated depreciation and amortization of $4.334 billion and $4.037 billion, respectively.

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

The following table summarizes the changes to these obligations, reported in other current liabilities and other noncurrent liabilities and deferred credits in the condensed consolidated balance sheets, for the six months ended June 30, 2016:

	Nuclear Plant Decommissioning	Mining Land Reclamation	Other	Total
Liability at December 31, 2015	$508	$215	$107	$830
Additions:
Accretion	15	11	3	29
Incremental reclamation costs	—	14	12	26
Reductions:
Payments	—	(27)	—	(27)
Liability at June 30, 2016	523	213	122	858
Less amounts due currently	—	(55)	(1)	(56)
Noncurrent liability at June 30, 2016	$523	$158	$121	$802

Other Noncurrent Liabilities and Deferred Credits

The balance of other noncurrent liabilities and deferred credits consists of the following:

	June 30, 2016	December 31, 2015
Uncertain tax positions, including accrued interest	$40	$41
Asset retirement and mining reclamation obligations	802	764
Unfavorable purchase and sales contracts	531	543
Nuclear decommissioning fund excess over asset retirement obligation (Note 15)	443	409
Other, including retirement and other employee benefits	19	22
Total other noncurrent liabilities and deferred credits	$1,835	$1,779

Unfavorable Purchase and Sales Contracts — The amortization of unfavorable purchase and sales contracts totaled $6 million for both the three months ended June 30, 2016 and 2015 and $12 million for both the six months ended June 30, 2016 and 2015. See Note 4 for intangible assets related to favorable purchase and sales contracts.

The estimated amortization of unfavorable purchase and sales contracts for each of the next five fiscal years is as follows:

Year	Amount
2016	$24
2017	$24
2018	$24
2019	$24
2020	$24

Fair Value of Debt

	June 30, 2016		December 31, 2015
Debt:	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under debtor-in-possession credit facility (Note 9)	$2,540	$2,533	$1,425	$1,411
Long-term debt not subject to compromise, excluding capital lease obligations (Note 9)	$44	$44	$49	$53

We determine fair value in accordance with accounting standards as discussed in Note 13, and at June 30, 2016, our debt fair value represents Level 2 valuations. We obtain security pricing from an independent party who uses broker quotes and third-party pricing services to determine fair values. Where relevant, these prices are validated through subscription services such as Bloomberg. The fair value estimates of our pre-petition notes, loans and other debt reported as liabilities subject to compromise have been excluded from the table above. As a result of our ongoing Chapter 11 Cases, obtaining the fair value estimates of our pre-petition debt subject to compromise is impractical, and the fair values will ultimately be decided through the Chapter 11 Cases.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2016	2015
Cash payments related to:
Interest paid (a)	$683	$647
Capitalized interest	(6)	(6)
Interest paid (net of capitalized interest) (a)	$677	$641
Reorganization items (b)	$57	$71
Income taxes	$14	$24
Noncash investing and financing activities:
Construction expenditures (c)	$65	$58
____________

(a)	This amount includes amounts paid for adequate protection.

(b)	Represents cash payments for legal and other consulting services, including amounts paid on behalf of third parties pursuant to contractual obligations approved by the Bankruptcy Court.

(c)	Represents end-of-period accruals for ongoing construction projects.

17.     SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

At June 30, 2016 TCEH and TCEH Finance, as Co-Issuers, had outstanding $4.874 billion aggregate principal amount of pre-petition 10.25% Senior Notes Due 2015, 10.25% Senior Notes due 2015 Series B and Toggle Notes (collectively, the TCEH Senior Notes) and $1.571 billion aggregate principal amount of pre-petition 15% Senior Secured Second Lien Notes due 2021 and 15% Senior Secured Second Lien Notes due 2021 (Series B) (collectively, the TCEH Senior Secured Second Lien Notes). The TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes are unconditionally guaranteed by EFCH and by each subsidiary (all 100% owned by TCEH) that guarantees the TCEH Senior Secured Facilities (collectively, the Guarantors). The guarantees issued by the Guarantors are full and unconditional, joint and several guarantees of the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes. The guarantees of the TCEH Senior Notes rank equally with any senior unsecured indebtedness of the Guarantors and rank effectively junior to all of the secured indebtedness of the Guarantors to the extent of the assets securing that indebtedness. The guarantees of the TCEH Senior Secured Second Lien Notes rank equally in right of payment with all senior indebtedness of TCEH, are senior in right of payment to all existing or future unsecured debt of TCEH to the extent of the value of the TCEH Collateral (after taking into account any first-priority liens on the TCEH Collateral) and are senior in right of payment to any future subordinated debt of TCEH. These notes are effectively subordinated to TCEH's obligations under the TCEH Senior Secured Facilities, the TCEH Senior Secured Notes and TCEH's commodity and interest rate hedges that are secured by a first-priority lien on the TCEH Collateral and any future obligations subject to first-priority liens on the TCEH Collateral, to the extent of the value of the TCEH Collateral (see Note 12 to the Financial Statements in our 2015 Form 10-K). All other subsidiaries of EFCH, either direct or indirect, do not guarantee the TCEH Senior Notes or TCEH Senior Secured Second Lien Notes (collectively the Non-Guarantors). The indentures governing the TCEH Senior Notes and the TCEH Senior Secured Second Lien Notes contain certain restrictions, subject to certain exceptions, on EFCH's ability to pay dividends or make investments. See Note 12 to the Financial Statements in our 2015 Form 10-K.

The following tables have been prepared in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered in order to present the condensed consolidating statements of loss for the three and six months ended June 30, 2016 and 2015 and of cash flows for the six months ended June 30, 2016 and 2015 of EFCH (Parent), TCEH (Issuer), the Guarantors and the Non-Guarantors and the condensed consolidating balance sheets at June 30, 2016 and December 31, 2015 of the Parent, Issuer, the Guarantors and the Non-Guarantors. Investments in consolidated subsidiaries are accounted for under the equity method. The presentations reflect the effects of the push down of $30 million of the EFH Corp. pre-petition 10.875% Senior Notes and EFH Corp. pre-petition 11.25%/12.00% Senior Toggle Notes to the Parent at both June 30, 2016 and December 31, 2015 and the TCEH Senior Notes, TCEH Senior Secured Notes, TCEH Senior Secured Second Lien Notes and TCEH Senior Secured Facilities to the Other Guarantors at June 30, 2016 and December 31, 2015 (see Note 10 and Note 12 to the Financial Statements in our 2015 Form 10-K). TCEH Finance's sole function is to be the co-issuer of certain TCEH debt securities; therefore, it has no other independent assets, liabilities or operations. Amounts reported as advances to affiliates arise from recurring intercompany transactions among EFCH, TCEH and TCEH’s subsidiaries in the normal course of business. In consideration of the Bankruptcy Filing, the ultimate settlement of the advances is uncertain and is dependent on the Chapter 11 plan ultimately approved. Accordingly, as of June 30, 2016, the Other Guarantors' pre-petition advances from parent have been reclassified to membership interests as a noncash transaction.

EFCH (parent entity) received no dividends/distributions from its consolidated subsidiaries for the three or six months ended June 30, 2016 and 2015.

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Loss
Three Months Ended June 30, 2016
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,233	$—	$—	$1,233
Fuel, purchased power costs and delivery fees	—	—	(654)	—	—	(654)
Net loss from commodity hedging and trading activities	—	—	(118)	—	—	(118)
Operating costs	—	—	(255)	—	—	(255)
Depreciation and amortization	—	—	(164)	—	—	(164)
Selling, general and administrative expenses	—	—	(155)	—	—	(155)
Other income	—	38	69	—	(96)	11
Other deductions	—	—	(26)	—	—	(26)
Interest expense and related charges	(2)	(403)	(35)	—	96	(344)
Reorganization items	—	(28)	(2)	—	—	(30)
Loss before income taxes	(2)	(393)	(107)	—	—	(502)
Income tax (expense) benefit	—	—	(4)	—	5	1
Equity losses of subsidiaries	(499)	(106)	—	—	605	—
Net loss	$(501)	$(499)	$(111)	$—	$610	$(501)

Condensed Consolidating Statements of Comprehensive Loss
Three Months Ended June 30, 2016
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Net loss	$(501)	$(499)	$(111)	$—	$610	$(501)
Other comprehensive income	1	1	—	—	(1)	1
Comprehensive loss	$(500)	$(498)	$(111)	$—	$609	$(500)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Loss
Six Months Ended June 30, 2016
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$2,283	$—	$—	$2,283
Fuel, purchased power costs and delivery fees	—	—	(1,208)	—	—	(1,208)
Net loss from commodity hedging and trading activities	—	—	(53)	—	—	(53)
Operating costs	—	—	(474)	—	—	(474)
Depreciation and amortization	—	(2)	(300)	—	—	(302)
Selling, general and administrative expenses	—	2	(321)	—	—	(319)
Other income	—	53	123	—	(163)	13
Other deductions	—	—	(47)	—	—	(47)
Interest expense and related charges	(3)	(793)	(47)	—	163	(680)
Reorganization items	—	(49)	(3)	—	—	(52)
Loss before income taxes	(3)	(789)	(47)	—	—	(839)
Income tax (expense) benefit	3	(2)	(12)	—	8	(3)
Equity losses of subsidiaries	(842)	(51)	—	—	893	—
Net loss	$(842)	$(842)	$(59)	$—	$901	$(842)

Condensed Consolidating Statements of Comprehensive Loss
Six Months Ended June 30, 2016
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Net loss	$(842)	$(842)	$(59)	$—	$901	$(842)
Other comprehensive income	1	1	—	—	(1)	1
Comprehensive loss	$(841)	$(841)	$(59)	$—	$900	$(841)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Income (Loss)
Three Months Ended June 30, 2015
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$1,256	$—	$—	$1,256
Fuel, purchased power costs and delivery fees	—	—	(646)	—	—	(646)
Net gain from commodity hedging and trading activities	—	—	20	—	—	20
Operating costs	—	—	(217)	—	—	(217)
Depreciation and amortization	—	(1)	(218)	—	—	(219)
Selling, general and administrative expenses	—	1	(162)	—	—	(161)
Other income	—	7	29	6	(34)	8
Other deductions	—	—	(2)	—	—	(2)
Interest expense and related charges	(2)	(349)	(5)	—	34	(322)
Reorganization items	—	(40)	—	—	—	(40)
Income (loss) before income taxes	(2)	(382)	55	6	—	(323)
Income tax (expense) benefit	—	114	(10)	(2)	5	107
Equity earnings (losses) of subsidiaries	(214)	54	4	—	156	—
Net income (loss)	$(216)	$(214)	$49	$4	$161	$(216)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2015
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Net income (loss)	$(216)	$(214)	$49	$4	$161	$(216)
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	$(216)	$(214)	$49	$4	$161	$(216)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Income (Loss)
Six Months Ended June 30, 2015
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Operating revenues	$—	$—	$2,527	$—	$—	$2,527
Fuel, purchased power costs and delivery fees	—	—	(1,259)	—	—	(1,259)
Net gain from commodity hedging and trading activities	—	—	123	—	—	123
Operating costs	—	—	(410)	—	—	(410)
Depreciation and amortization	—	(3)	(431)	—	—	(434)
Selling, general and administrative expenses	—	2	(323)	—	—	(321)
Impairment of goodwill	—	(700)	—	—	—	(700)
Impairment of long-lived assets	—	—	(676)	—	—	(676)
Other income	—	8	50	6	(53)	11
Other deductions	—	—	(61)	—	—	(61)
Interest expense and related charges	(3)	(686)	(2)	—	52	(639)
Reorganization items	—	(83)	(31)	—	—	(114)
Income (loss) before income taxes	(3)	(1,462)	(493)	6	(1)	(1,953)
Income tax (expense) benefit	—	226	165	(2)	11	400
Equity earnings (losses) of subsidiaries	(1,550)	(314)	4	—	1,860	—
Net income (loss)	$(1,553)	$(1,550)	$(324)	$4	$1,870	$(1,553)

Condensed Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2015
(millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Net income (loss)	$(1,553)	$(1,550)	$(324)	$4	$1,870	$(1,553)
Other comprehensive income	1	1	—	—	(1)	1
Comprehensive income (loss)	$(1,552)	$(1,549)	$(324)	$4	$1,869	$(1,552)

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2016
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(2)	$(693)	$281	$—	$—	$(414)
Cash flows – financing activities:
Borrowings under debtor-in-possession credit facility	—	1,115	—	—	—	1,115
Notes/advances due to affiliates	5	(1,246)	—	—	1,241	—
Repayments/repurchases of debt	(3)	—	(4)	—	—	(7)
Cash provided by (used in) financing activities	2	(131)	(4)	—	1,241	1,108
Cash flows – investing activities:
Capital expenditures	—	—	(168)	—	—	(168)
Nuclear fuel purchases	—	—	(11)	—	—	(11)
Lamar and Forney acquisition - net of cash acquired	—	—	(1,343)	—	—	(1,343)
Settlements of notes/advances due from affiliates	—	—	1,244	—	(1,241)	3
Changes in restricted cash	—	(9)	—	—	—	(9)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	155	—	—	155
Investments in nuclear decommissioning trust fund securities	—	—	(163)	—	—	(163)
Other, net	—	(1)	8	—	—	7
Cash used in investing activities	—	(10)	(278)	—	(1,241)	(1,529)
Net change in cash and cash equivalents	—	(834)	(1)	—	—	(835)
Cash and cash equivalents – beginning balance	—	1,368	22	10	—	1,400
Cash and cash equivalents – ending balance	$—	$534	$21	$10	$—	$565

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES
A DEBTOR-IN-POSSESSION
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2015
(millions of dollars)

	Parent/ Guarantor	Issuer	Other Guarantors	Non- guarantors	Eliminations	Consolidated
Cash provided by (used in) operating activities	$(4)	$(769)	$558	$(1)	$—	$(216)
Cash flows – financing activities:
Notes/advances due to affiliates	7	324	—	2	(333)	—
Repayments/repurchases of debt	(3)	—	(8)	—	—	(11)
Cash provided by (used in) financing activities	4	324	(8)	2	(333)	(11)
Cash flows – investing activities:
Capital expenditures	—	(13)	(196)	—	—	(209)
Nuclear fuel purchases	—	—	(11)	—	—	(11)
Settlements of notes/advances due from affiliates	—	—	(333)	—	333	—
Changes in restricted cash	—	(4)	—	—	—	(4)
Proceeds from sales of nuclear decommissioning trust fund securities	—	—	73	—	—	73
Investments in nuclear decommissioning trust fund securities	—	—	(81)	—	—	(81)
Other, net	—	—	—	9	—	9
Cash provided by (used in) investing activities	—	(17)	(548)	9	333	(223)
Net change in cash and cash equivalents	—	(462)	2	10	—	(450)
Cash and cash equivalents – beginning balance	—	1,826	16	1	—	1,843
Cash and cash equivalents – ending balance	$—	$1,364	$18	$11	$—	$1,393

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Condensed Consolidating Balance Sheets June 30, 2016 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$534	$21	$10	$—	$565
Restricted cash	—	528	—	—	—	528
Advances to parent	—	6	—	—	—	6
Trade accounts receivable – net	—	—	658	—	—	658
Accounts receivable from affiliates	—	17	—	—	(17)	—
Inventories	—	—	420	—	—	420
Commodity and other derivative contractual assets	—	—	363	—	—	363
Margin deposits related to commodity contracts	—	—	23	—	—	23
Other current assets	—	2	63	—	—	65
Total current assets	—	1,087	1,548	10	(17)	2,628
Restricted cash	—	507	—	—	—	507
Investments	(33,666)	10,521	1,031	4	23,119	1,009
Property, plant and equipment – net	—	—	10,461	3	—	10,464
Advances to parent	—	15	—	—	—	15
Goodwill	—	152	—	—	—	152
Identifiable intangible assets – net	—	—	1,163	—	—	1,163
Commodity and other derivative contractual assets	—	—	15	—	—	15
Accumulated deferred income taxes	3	216	485	11	(715)	—
Other noncurrent assets	—	3	36	—	—	39
Total assets	$(33,663)	$12,501	$14,739	$28	$22,387	$15,992

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Borrowings under debtor-in-possession credit facility	$—	$2,540	$—	$—	$—	$2,540
Long-term debt due currently	14	—	15	—	—	29
Trade accounts payable	—	11	386	—	—	397
Trade accounts and other payables to affiliates	—	—	142	—	(17)	125
Commodity and other derivative contractual liabilities	—	—	315	—	—	315
Margin deposits related to commodity contracts	—	—	36	—	—	36
Accrued income taxes payable to parent	—	—	2	—	—	2
Accrued taxes other than income	—	—	98	—	—	98
Accrued interest	—	122	—	—	—	122

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Condensed Consolidating Balance Sheets June 30, 2016 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Other current liabilities	—	30	216	—	—	246
Total current liabilities	14	2,703	1,210	—	(17)	3,910
Accumulated deferred income taxes	—	—	—	—	212	212
Commodity and other derivative contractual liabilities	—	—	71	—	—	71
Notes or other liabilities due affiliates	—	—	—	2	(2)	—
Long-term debt, less amounts due currently	18	—	1	—	—	19
Liabilities subject to compromise	44	43,468	31,602	—	(41,337)	33,777
Other noncurrent liabilities and deferred credits	—	(4)	1,839	—	—	1,835
Total liabilities	76	46,167	34,723	2	(41,144)	39,824
Total membership interests	(33,739)	(33,666)	(19,984)	26	63,531	(23,832)
Total liabilities and membership interests	$(33,663)	$12,501	$14,739	$28	$22,387	$15,992

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Condensed Consolidating Balance Sheets December 31, 2015 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,368	$22	$10	$—	$1,400
Restricted cash	—	519	—	—	—	519
Advances to parent	—	6	—	—	—	6
Trade accounts receivable – net	—	—	533	—	—	533
Accounts receivable from affiliates	—	92	—	—	(92)	—
Inventories	—	—	428	—	—	428
Commodity and other derivative contractual assets	—	—	465	—	—	465
Margin deposits related to commodity contracts	—	—	6	—	—	6
Other current assets	—	3	62	—	—	65
Total current assets	—	1,988	1,516	10	(92)	3,422
Restricted cash	—	507	—	—	—	507
Investments	(32,818)	9,095	983	5	23,697	962
Property, plant and equipment – net	—	12	9,334	3	—	9,349
Advances to parent	—	18	—	—	—	18
Goodwill	—	152	—	—	—	152
Identifiable intangible assets – net	—	31	1,148	—	—	1,179
Commodity and other derivative contractual assets	—	—	10	—	—	10
Accumulated deferred income taxes	—	438	393	11	(842)	—
Other noncurrent assets, principally unamortized debt amendment and issuance costs	—	1	28	—	—	29
Total assets	$(32,818)	$12,242	$13,412	$29	$22,763	$15,628
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Borrowings under credit and other facilities	$—	$1,425	$—	$—	$—	$1,425
Long-term debt due currently	15	—	16	—	—	31
Trade accounts payable	—	21	373	—	—	394
Trade accounts and other payables to affiliates	—	—	211	—	(92)	119
Commodity and other derivative contractual liabilities	—	—	203	—	—	203
Margin deposits related to commodity contracts	—	—	152	—	—	152
Accrued income taxes payable to parent	—	—	10	—	—	10

ENERGY FUTURE COMPETITIVE HOLDINGS COMPANY LLC AND SUBSIDIARIES A DEBTOR-IN-POSSESSION Condensed Consolidating Balance Sheets December 31, 2015 (millions of dollars)

	Parent Guarantor	Issuer	Other Guarantors	Non-guarantors	Eliminations	Consolidated
Accrued taxes other than income	$—	$—	$98	$—	$—	$98
Accrued interest	—	119	1	—	—	120
Other current liabilities	—	32	242	—	—	274
Total current liabilities	15	1,597	1,306	—	(92)	2,826
Accumulated deferred income taxes	—	—	—	—	213	213
Commodity and other derivative contractual liabilities	—	—	1	—	—	1
Notes or other liabilities due affiliates	—	—	—	2	(2)	—
Long-term debt, less amounts due currently	20	—	3	—	—	23
Liabilities subject to compromise	44	43,468	31,601	—	(41,337)	33,776
Other noncurrent liabilities and deferred credits	—	(4)	1,783	—	—	1,779
Total liabilities	79	45,061	34,694	2	(41,218)	38,618
Total membership interests	(32,897)	(32,819)	(21,282)	27	63,981	(22,990)
Total liabilities and membership interests	$(32,818)	$12,242	$13,412	$29	$22,763	$15,628

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our condensed consolidated financial statements and the notes to those statements. Results are impacted by the effects of the Bankruptcy Filing and the application of Financial Accounting Standards Board Accounting Standards Codification (ASC) 852, Reorganizations.

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

Lamar and Forney Acquisition — In April 2016, Luminant purchased all of the membership interests in La Frontera Holdings, LLC, the indirect owner of two natural gas fueled generation facilities representing nearly 3,000 MW of capacity located in ERCOT, from a subsidiary of NextEra Energy, Inc. The facility in Forney, Texas has a capacity of 1,912 MW and the facility in Paris, Texas has a capacity of 1,076 MW. The aggregate purchase price was approximately $1.313 billion, which included the repayment of approximately $950 million of existing project financing indebtedness, plus approximately $240 million for cash and net working capital subject to final settlement. The purchase price was funded by cash-on-hand and additional borrowings under the DIP Facility totaling $1.1 billion. After completing the acquisition, we repaid approximately $230 million of borrowings under the DIP Revolving Credit Facility primarily utilizing cash acquired in the transaction. See Note 3 to the Financial Statements for further discussion of the acquisition.

TCEH Debt Commitment Letter — TCEH has executed a debt commitment letter (the Debt Commitment Letter), dated May 31, 2016, with Deutsche Bank AG New York Branch (DBNY) and Deutsche Bank Securities Inc. (DBSI and, together with DBNY, DB), Barclays Bank PLC (Barclays), Citigroup Global Markets Inc., Citibank N.A., Citicorp USA, Inc., Citicorp North America, Inc. (and any of its affiliates it deems appropriate, Citi), Credit Suisse AG (acting through such of its affiliates and branches it deems appropriate, CS) and Credit Suisse Securities (USA) LLC (acting through such of its affiliates and branches it deems appropriate, CS Securities and together with CS and their respective affiliates, Credit Suisse), Royal Bank of Canada (Royal Bank) and RBC Capital Markets (RBCCM and, together with Royal Bank, RBC), UBS AG, Stamford Branch (UBS Stamford) and UBS Securities LLC (UBSS and, together with UBS Stamford, UBS), and Natixis, New York Branch (Natixis NY and, together with DB, Barclays, Citi, Credit Suisse, RBC and UBS, the Commitment Parties), pursuant to which, subject to the conditions set forth therein, the Commitment Parties committed to provide secured financing consisting of either (1) a senior secured first lien credit facility in an aggregate principal amount of $750 million (the Senior Revolving Credit Facility), a senior secured term loan facility in an aggregate principal amount of $2.85 billion (the Senior Term Loan B Facility) and a senior secured term loan facility in an aggregate principal amount of $650 million (the Senior Term Loan C Facility, and together with the Senior Revolving Credit Facility and Senior Term Loan B Facility, the Senior Facilities), or (2) a senior secured superpriority debtor-in-possession and exit credit agreement consisting of a superpriority senior secured first lien revolving credit facility in an aggregate principal amount of $750 million (the DIP Roll Revolving Credit Facility), a superpriority senior secured term loan facility in an aggregate principal amount of $2.85 billion (the DIP Roll Term Loan B Facility), and a superpriority senior secured term loan facility in an aggregate principal amount of $650 million (the DIP Roll Term Loan C Facility, and together with the DIP Roll Revolving Credit Facility and the DIP Roll Term Loan B Facility, the DIP Roll Facilities), which DIP Roll Facilities will, subject to the conditions set forth in the Debt Commitment Letter, convert to longer term facilities on the Conversion Date (as defined in the Debt Commitment Letter). There can be no assurances that such conditions will be satisfied or waived (if applicable).

The commitments of the Commitment Parties to provide the Senior Facilities or the DIP Roll Facilities, as applicable, are subject to certain conditions set forth in the Debt Commitment Letter. There can be no assurances that such conditions will be satisfied or waived (if applicable).

Overall Hedged Generation Position — Taking together forward wholesale and retail electricity sales with all hedging positions, at June 30, 2016 we had effectively hedged an estimated 94% and 72%, respectively, of the price exposure, on a natural gas equivalent basis, related to our expected generation output for the remainder of 2016 and 2017 (assuming an 8.5 market heat rate), as compared to 94% and 18%, respectively, at December 31, 2015.

Commodity Price Sensitivities — The following sensitivity table provides estimates of the potential impact (in $ millions) of movements in natural gas prices and market heat rates on realized pretax earnings for the periods presented. The estimates related to price sensitivity are based on our unhedged position and forward prices at June 30, 2016, which for natural gas reflects estimates of electricity generation less amounts under existing wholesale and retail sales contracts and amounts related to hedging positions. On a rolling basis, generally twelve-months, the substantial majority of retail sales under month-to-month arrangements are deemed to be under contract.

	Balance 2016	2017
$1.00/MMBtu change in natural gas price (a)(b)	$ ~12	$ ~115
0.1/MMBtu/MWh change in market heat rate (c)	$ ~1	$ ~10

___________

(a)	Balance of 2016 is from August 1, 2016 through December 31, 2016.

(b)
Assumes conversion of electricity positions based on an approximate 8.5 market heat rate with natural gas generally being on the margin 70% to 90% of the time in the ERCOT market (i.e., when coal is forecast to be on the margin, no natural gas position is assumed to be generated). Excludes the impact of economic backdown.

(c)	Based on Houston Ship Channel natural gas prices at June 30, 2016.

Environmental Matters — See Note 11 to Financial Statements for a discussion of greenhouse gas emissions, the CSAPR, regional haze, state implementation plan and other recent EPA actions as well as related litigation.

RESULTS OF OPERATIONS

Non-GAAP Earnings Measures

In communications with investors, we use a non-GAAP earnings measure that reflects adjustments to earnings reported in accordance with US GAAP in order to review and analyze underlying operating performance. These adjustments, which are generally noncash, consist of unrealized mark-to-market gains and losses, impairment charges, debt extinguishment gains and other charges, and credits or gains that are unusual or nonrecurring. All such items and related amounts are disclosed in our annual report on Form 10-K and quarterly reports on Form 10-Q. Our communications with investors also reference "Consolidated EBITDA," which is a non-GAAP measure used in calculation of ratios under certain debt securities covenants.

Financial Results — Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

See below for discussion of significant variances in financial results for the three and six months ended June 30, 2016 when compared to the three and six months ended June 30, 2015.

Revenue, Sales Volume and Customer Count Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Operating revenues:
Retail electricity revenues:
Residential	$628	$674	(6.8)%	$1,181	$1,365	(13.5)%
Business markets	350	377	(7.2)%	674	739	(8.8)%
Total retail electricity revenues	978	1,051	(6.9)%	1,855	2,104	(11.8)%
Wholesale electricity revenues (a)(b)	204	152	34.2%	323	300	7.7%
Other operating revenues	51	53	(3.8)%	105	123	(14.6)%
Total operating revenues	$1,233	$1,256	(1.8)%	$2,283	$2,527	(9.7)%

Sales volumes:
Retail electricity sales volumes – (GWh):
Residential	5,033	4,990	0.9%	9,261	10,098	(8.3)%
Business markets	4,748	4,798	(1.0)%	8,969	9,162	(2.1)%
Total retail electricity	9,781	9,788	(0.1)%	18,230	19,260	(5.3)%
Wholesale electricity sales volumes (b)	8,049	5,256	53.1%	13,504	10,625	27.1%
Total sales volumes	17,830	15,044	18.5%	31,734	29,885	6.2%

Weather (North Texas average) – percent of normal (c):
Cooling degree days	95.0%	86.1%	10.3%	96.1%	87.1%	10.3%
Heating degree days	87.9%	95.8%	(8.2)%	81.9%	118.9%	(31.1)%

Retail customer counts:
Retail electricity customers (end of period, in thousands) (d):
Residential				1,483	1,495	(0.8)%
Business markets				196	204	(3.9)%
Total retail electricity customers				1,679	1,699	(1.2)%
____________

(a)
Upon settlement, physical derivative commodity contracts that we mark-to-market in net income, such as certain electricity sales and purchase agreements and coal purchase contracts, wholesale electricity revenues and fuel and purchased power costs are reported at approximated market prices, as required by accounting rules, rather than contract price. The offsetting differences between contract and market prices are reported in net gain (loss) from commodity hedging and trading activities.

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

(d)	Based on number of meters. Typically, large business and other customers have more than one meter; therefore, number of meters does not reflect the number of individual customers.

Production, Purchased Power and Delivery Cost Data

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Fuel, purchased power costs and delivery fees ($ millions):
Fuel for nuclear facilities	$26	$39	(33.3)%	$61	$78	(21.8)%
Fuel for lignite/coal facilities	171	184	(7.1)%	312	324	(3.7)%
Total nuclear and lignite/coal facilities (a)	197	223	(11.7)%	373	402	(7.2)%
Fuel for natural gas facilities and purchased power costs (a)	112	60	86.7%	159	122	30.3%
Other costs	32	36	(11.1)%	68	78	(12.8)%
Fuel and purchased power costs	341	319	6.9%	600	602	(0.3)%
Delivery fees	313	327	(4.3)%	608	657	(7.5)%
Total	$654	$646	1.2%	$1,208	$1,259	(4.1)%

Fuel and purchased power costs (which excludes generation facilities operating costs) per MWh:
Nuclear facilities	$6.07	$7.47	(18.7)%	$6.29	$7.36	(14.5)%
Lignite/coal facilities (b)	$20.61	$27.85	(26.0)%	$20.54	$24.26	(15.3)%
Natural gas facilities and purchased power (c)	$22.92	$50.34	(54.5)%	$26.53	$47.96	(44.7)%

Delivery fees per MWh	$31.88	$33.21	(4.0)%	$33.19	$33.95	(2.2)%

Production and purchased power volumes (GWh):
Nuclear facilities	4,373	5,239	(16.5)%	9,695	10,521	(7.9)%
Lignite/coal facilities (d)	9,253	9,259	(0.1)%	17,235	18,057	(4.6)%
Total nuclear and lignite/coal facilities	13,626	14,498	(6.0)%	26,930	28,578	(5.8)%
Natural gas facilities (e)	4,059	81	—%	4,086	141	—%
Purchased power (f)	145	465	(68.8)%	718	1,166	(38.4)%
Total energy supply volumes	17,830	15,044	18.5%	31,734	29,885	6.2%

Capacity factors:
Nuclear facilities	87.1%	104.3%	(16.5)%	96.5%	105.3%	(8.4)%
Lignite/coal facilities (d)	52.8%	52.9%	(0.2)%	49.2%	51.9%	(5.2)%
Total	60.5%	64.3%	(5.9)%	59.8%	63.8%	(6.3)%
____________

(a)	See note (a) to the Revenue, Sales Volume and Customer Count Data table on previous page.

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

(d)
Includes the estimated effects of economic backdown (including seasonal operations) of lignite/coal fueled units totaling 5,310 GWh and 4,930 GWh for the three months ended June 30, 2016 and 2015, respectively and 12,030 GWh and 12,090

GWh for the six months ended June 30, 2016 and 2015, respectively.

(e)	The percent changes between the periods presented have been excluded because they are not meaningful.

(f)	Includes amounts related to line loss and power imbalances.

Financial Results — Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The overall $179 million increase in loss before income taxes in 2016 primarily reflected net losses in commodity hedging and trading activities, lower operating revenues and an increase in operating costs, partially offset by lower depreciation and amortization expenses.

Operating revenues decreased $23 million driven by decreases in retail electricity revenues, partially offset by an increase in wholesale electricity revenues. Retail electricity revenues decreased $73 million driven by a 7% overall average price decline in residential and business markets. Wholesale electricity revenues increased $52 million due to a 2,793 GWh increase in volumes driven by the Lamar and Forney Acquisition in April 2016.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities. Results are primarily related to natural gas and power hedging activity.

	Three Months Ended June 30,
Net gain (loss) from commodity hedging and trading activities	2016	2015	Change
Realized net gains	$95	$49	$46
Unrealized net losses	(213)	(29)	(184)
Total	$(118)	$20	$(138)

Decreases in operating revenues were offset by a $46 million increase in realized gains during 2016 which reflected higher settled gains due to declining market prices. These gains were primarily related to natural gas positions.

The $184 million increase in unrealized net losses reflected a larger reversal of previously recorded unrealized net gains on settled positions in 2016 and higher unrealized net losses recorded in 2016 due to an increase in forward natural gas and power prices on hedge positions.

The $38 million increase in operating costs reflected higher nuclear maintenance costs due to a spring nuclear outage in 2016 as compared to a fall outage in 2015 and incremental maintenance costs associated with the Lamar and Forney Acquisition.

Depreciation and amortization expenses decreased $55 million, driven by the effect of noncash impairments of certain long-lived assets recorded in 2015, partially offset by incremental depreciation associated with the Lamar and Forney Acquisition.

For the three months ended June 30, 2016, results include $16 million of severance expense, primarily reported in fuel, purchased power and delivery fees and operating costs, associated with certain actions taken to reduce costs related to our mining and lignite/coal generation operations.

Financial Results — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The overall $1.114 billion decrease in loss before income taxes primarily reflected the noncash impairment of goodwill and the noncash impairments of certain long-lived assets in 2015, partially offset by lower operating revenues. In 2015, a noncash impairment of goodwill totaling $700 million and noncash impairments of certain long-lived assets totaling $676 million were recorded as discussed in Notes 4 and 6 to the Financial Statements.

Operating revenues decreased $244 million driven by decreases in retail electricity revenues. Retail electricity revenues decreased $249 million in 2016 due to a 7% overall average price decline in residential and business markets and a 5% reduction in retail electricity volumes reflecting the effect of milder weather. Wholesale electricity revenues increased $23 million due to a 2,879 GWh increase in volumes driven by the Lamar and Forney Acquisition in April 2016, partially offset by lower average wholesale electricity prices.

Following is an analysis of amounts reported as net gain (loss) from commodity hedging and trading activities. Results are primarily related to natural gas and power hedging activity.

	Six Months Ended June 30,
Net gain (loss) from commodity hedging and trading activities	2016	2015	Change
Realized net gains (losses)	$200	$51	$149
Unrealized net gains (losses)	(253)	72	(325)
Total	$(53)	$123	$(176)

Decreases in operating revenues were partially offset by a $149 million increase in realized net gains during 2016 which reflected settled gains due to declining market prices. These gains were primarily related to natural gas positions.

The $325 million decrease in net unrealized gains reflected a larger reversal of previously recorded unrealized net gains on settled positions in 2016 and higher unrealized net losses recorded in 2016 due to an increase in forward natural gas and power prices on hedge positions.

The $51 million decrease in fuel, purchased power costs and delivery fees in 2016 was driven by a $49 million decrease in delivery fees and $29 million in lower nuclear and lignite/coal facilities fuel costs, partially offset by a $37 million increase in fuel costs for natural gas facilities, which reflected the Lamar and Forney Acquisition.

The $64 million increase in operating costs reflected higher nuclear maintenance costs due to a spring nuclear outage in 2016 compared to a fall outage in 2015 and incremental maintenance costs associated with the Lamar and Forney Acquisition.

Depreciation and amortization expenses decreased $132 million, driven by the effect of noncash impairments of certain long-lived assets recorded in 2015, partially offset by incremental expense associated with the Lamar and Forney Acquisition.

For the six months ended June 30, 2016, results include $25 million of severance expense, primarily reported in fuel, purchased power and delivery fees and operating costs, associated with certain actions taken to reduce costs related to our mining and lignite/coal generation operations.

Energy-Related Commodity Contracts and Mark-to-Market Activities

The table below summarizes the changes in commodity contract assets and liabilities for the six months ended June 30, 2016 and 2015. The net change in these assets and liabilities, excluding "other activity" as described below, reflects $253 million in unrealized net losses in 2016 and $72 million in unrealized net gains in 2015 arising from mark-to-market accounting for positions in the commodity contract portfolio.

	Six Months Ended June 30,
	2016	2015
Commodity contract net asset at beginning of period	$271	$180
Settlements/termination of positions (a)	(208)	(79)
Changes in fair value of positions in the portfolio (b)	(45)	151
Other activity (c)	(26)	(11)
Commodity contract net asset (liability) at end of period	$(8)	$241

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

(c)
These amounts do not represent unrealized gains or losses. Includes fair value of acquired commodity contracts as of the date of the Lamar and Forney Acquisition (see Note 3 to the Financial Statements). Also includes initial values of positions involving the receipt or payment of cash or other consideration, generally related to options purchased/sold.

Maturity Table — The following table presents the net commodity contract liability arising from recognition of fair values at June 30, 2016, scheduled by the source of fair value and contractual settlement dates of the underlying positions.

	Maturity dates of unrealized commodity contract net liability at June 30, 2016
Source of fair value	Less than 1 year	1-3 years	4-5 years	Total
Prices actively quoted	$80	$(10)	$1	$71
Prices provided by other external sources	(52)	(18)	—	(70)
Prices based on models	29	(16)	(22)	(9)
Total	$57	$(44)	$(21)	$(8)

FINANCIAL CONDITION

Cash Flows — Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 — Cash used in operating activities totaled $414 million and $216 million in 2016 and 2015, respectively. The increase in cash used of $198 million was driven by a $179 million decrease in cash provided by margin deposits.

Depreciation and amortization expense reported in the condensed statements of consolidated cash flows exceeded the amount reported in the condensed statements of consolidated loss by $47 million and $73 million for the six months ended June 30, 2016 and 2015, respectively. The difference primarily represents amortization of nuclear fuel, which is reported as fuel costs in the condensed statements of consolidated loss consistent with industry practice.

Cash provided by financing activities totaled $1.108 billion in 2016 compared to cash used in financing activities of $11 million 2015. Activity in 2016 reflected $1.115 billion in net borrowings under the DIP Facility, including $870 million in net borrowings to fund the Lamar and Forney Acquisition (see Note 3 to the Financial Statements). Activity in 2016 and 2015 reflected debt repayments of $7 million and $11 million, respectively.

Cash used in investing activities totaled $1.529 billion and $223 million in 2016 and 2015, respectively. Cash used in 2016 reflected payments of $1.343 billion related to the Lamar and Forney Acquisition net of cash acquired (see Note 3 to the Financial Statements).

Debt Activity — See Notes 9 and 10 to the Financial Statements for details of the DIP Facility and pre-petition debt.

Available Liquidity — The following table summarizes changes in available liquidity for the six months ended June 30, 2016:

	Available Liquidity
	June 30, 2016	December 31, 2015	Change
Cash and cash equivalents (a)	$565	$1,400	$(835)
DIP Revolving Credit Facility (b)	835	1,950	(1,115)
Total liquidity	$1,400	$3,350	$(1,950)
___________

(a)
Cash and cash equivalents at June 30, 2016 and December 31, 2015 exclude $1.035 billion and $1.026 billion, respectively, of restricted cash held for letter of credit support. The June 30, 2016 restricted cash balance includes $507 million under the TCEH pre-petition Letter of Credit Facility and $528 million under the DIP Facility.

(b)
Pursuant to an order of the Bankruptcy Court, the TCEH Debtors may not have more than $1.650 billion of cash borrowings outstanding under the DIP Revolving Credit Facility without written consent of the TCEH committee of unsecured creditors and the ad hoc group of TCEH unsecured noteholders or further order of the Bankruptcy Court.

The decrease in available liquidity of $1.950 billion in the six months ended June 30, 2016 compared to December 31, 2015 was primarily driven by $1.115 billion in net borrowings under the DIP Facility, including $870 million in net borrowings to fund the Lamar and Forney Acquisition (see Note 3 to the Financial Statements), $683 million in cash interest payments (including adequate protection payments) and $179 million in capital expenditures (including nuclear fuel purchases).

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

At June 30, 2016, TCEH received or posted cash and letters of credit for commodity hedging and trading activities as follows:

•	$23 million in cash has been posted with counterparties as compared to $6 million posted at December 31, 2015;

•	$36 million in cash has been received from counterparties as compared to $152 million received at December 31, 2015;

•	$386 million in letters of credit have been posted with counterparties as compared to $230 million posted at December 31, 2015, and

•	$6 million in letters of credit have been received from counterparties as compared to $3 million received at December 31, 2015.

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

EFH Corp. and certain of its subsidiaries (including EFCH and TCEH) are parties to a Federal and State Income Tax Allocation Agreement, which provides, among other things, that any corporate member or disregarded entity in the EFH Corp. group is required to make payments to EFH Corp. in an amount calculated to approximate the amount of tax liability such entity would have owed if it filed a separate corporate tax return. The Plan of Reorganization provides that the TCEH Debtors will reject this agreement at the effective time of the Plan of Reorganization as it relates to the TCEH Debtors. Under the terms of the Settlement Agreement, no further cash payments among the Debtors will be made in respect of federal income taxes. However, the EFH Corp. group continues to allocate federal income taxes among the entities that are parties to the Federal and State Income Tax Allocation Agreement. The Settlement Agreement did not alter the allocation and payment for state income taxes, which will continue to be settled.

Income Tax Payments — In the next twelve months, income tax payments related to Texas margin tax are expected to total approximately $14 million, and no payments or refunds of federal income taxes are expected. Income tax payments totaled $14 million and $24 million (all of which related to Texas Margin tax) for the six months ended June 30, 2016 and 2015, respectively.

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

The agreement governing the DIP Facility includes a covenant that requires the Consolidated Superpriority Secured Net Debt to Consolidated EBITDA ratio not exceed 3.50 to 1.00. The ratio was 1.79 to 1.00 at June 30, 2016, and TCEH is in compliance with this covenant. Consolidated Superpriority Secured Net Debt consists of outstanding term loans and revolving credit exposure under the DIP Facility less unrestricted cash. TCEH's Consolidated EBITDA (as used in the covenant contained in the agreement governing the DIP Facility) for the six and twelve months ended June 30, 2016 totaled $699 million and $1.712 billion, respectively. See Exhibit 99(b) for a reconciliation of TCEH's net income (loss) to Consolidated EBITDA.

See Note 9 to the Financial Statements for discussion of other covenants related to the DIP Facility.

Collateral Support Obligations — The RCT has rules in place to assure that parties can meet their mining reclamation obligations. In June 2014, the RCT agreed to a collateral bond from TCEH of up to $1.1 billion to support its reclamation obligations. The collateral bond is a $1.1 billion carve out from the super-priority liens under the DIP Facility that will enable the RCT to be paid before the DIP Facility lenders in the event of a liquidation of TCEH's assets. Collateral support relates to land mined or being mined and not yet reclaimed as well as land for which permits have been obtained but mining activities have not yet begun and land already reclaimed but not released from regulatory obligations by the RCT, and includes cost contingency amounts.

The PUCT has rules in place to assure adequate creditworthiness of each REP, including the ability to return customer deposits, if necessary. Under these rules, at June 30, 2016, TCEH posted letters of credit in the amount of $55 million, which is subject to adjustments.

ERCOT has rules in place to assure adequate creditworthiness of parties that participate in the day-ahead, real-time and congestion revenue rights markets operated by ERCOT. Under these rules, TCEH has posted collateral support, in the form of letters of credit, totaling $85 million at June 30, 2016 (which is subject to daily adjustments based on settlement activity with ERCOT).

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

Guarantees — See Note 11 to the Financial Statements for discussion of guarantees.

OFF–BALANCE SHEET ARRANGEMENTS

See Notes 1 and 11 to the Financial Statements regarding VIEs and guarantees, respectively.

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

VaR for Energy-Related Contracts Subject to Mark-to-Market (MtM) Accounting — This measurement estimates the potential loss in fair value, due to changes in market conditions, of all contracts marked-to-market in net income, based on a 95% confidence level and an assumed holding period of 60 days.

	June 30, 2016	December 31, 2015
Month-end average MtM VaR:	$63	$68
Month-end high MtM VaR:	$118	$97
Month-end low MtM VaR:	$30	$49

Earnings at Risk (EaR) — This measurement estimates the potential reduction of pretax earnings for the periods presented, due to changes in market conditions, of all contracts marked-to-market in net income and contracts not marked-to-market in net income that are expected to be settled within the fiscal year, based on a 95% confidence level and an assumed holding period of 60 days.

	June 30, 2016	December 31, 2015
Month-end average EaR:	$39	$45
Month-end high EaR:	$92	$92
Month-end low EaR:	$7	$26

The increase in the month-end high MtM VaR risk measure reflected increased commodity positions, higher natural gas prices and increased price volatility during the second quarter of 2016.

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

Credit Exposure — Our gross exposure to credit risk associated with trade accounts receivable (retail and wholesale) and net asset positions (before collateral) arising from commodity contracts and hedging and trading activities totaled $629 million at June 30, 2016. The components of this exposure are discussed in more detail below.

Assets subject to credit risk at June 30, 2016 include $461 million in retail trade accounts receivable before taking into account cash deposits held as collateral for these receivables totaling $52 million. The risk of material loss (after consideration of bad debt allowances) from nonperformance by these customers is unlikely based upon historical experience. Allowances for uncollectible accounts receivable are established for the potential loss from nonpayment by these customers based on historical experience, market or operational conditions and changes in the financial condition of large business customers.

The remaining credit exposure arises from wholesale trade receivables and amounts associated with derivative instruments related to hedging and trading activities. Counterparties to these transactions include energy companies, financial institutions, electric utilities, independent power producers, oil and gas producers, local distribution companies and energy marketing companies. At June 30, 2016, the exposure to credit risk from these counterparties totaled $168 million consisting of accounts receivable of $82 million and net asset positions related to commodity contracts of $86 million, after taking into account the netting provisions of the master agreements described above but before taking into account $34 million in collateral (cash, letters of credit and other credit support). The net exposure (after collateral) of $134 million decreased $80 million in the six months ended June 30, 2016.

Of this $134 million net exposure, 93% is with investment grade customers and counterparties, as determined by our internal credit evaluation process which includes publicly available information including major rating agencies' published ratings as well as internal credit methodologies and credit scoring models. The company routinely monitors and manages credit exposure to these customers and counterparties based on, but not limited to, the assigned credit rating, margining and collateral management.

The following table presents the distribution of credit exposure at June 30, 2016. This credit exposure largely represents wholesale trade accounts receivable and net asset positions related to commodity contracts and hedging and trading activities recognized as derivative assets in the condensed consolidated balance sheets, after taking into consideration netting provisions within each contract, setoff provisions in the event of default and any master netting contracts with counterparties. Credit collateral includes cash and letters of credit, but excludes other credit enhancements such as liens on assets. See Note 14 to the Financial Statements for further discussion of portions of this exposure related to activities marked-to-market in the financial statements.

	Exposure Before Credit Collateral	Credit Collateral	Net Exposure
Investment grade	$157	$33	$124
Below investment grade or no rating	11	1	10
Totals	$168	$34	$134
Investment grade	93.5%		92.5%
Below investment grade or no rating	6.5%		7.5%

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

Significant (10% or greater) concentration of credit exposure exists with three counterparties, which represented 34%, 29% and 17% of the $134 million net exposure. We view exposure to these counterparties to be within an acceptable level of risk tolerance due to the counterparties' credit ratings, each of which is rated as investment grade, the counterparties' market role and deemed creditworthiness and the importance of our business relationship with the counterparties. An event of default by one or more counterparties could subsequently result in termination-related settlement payments that reduce available liquidity if amounts such as margin deposits are owed to the counterparties or delays in receipts of expected settlements owed to us. While the potential concentration of risk with these counterparties is viewed to be within an acceptable risk tolerance, the exposure to hedge counterparties is managed through the various ongoing risk management measures described above.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain "forward-looking statements." All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that may occur in the future, including such matters as activities related to our bankruptcy, financial or operational projections, capital allocation, future capital expenditures, business strategy, competitive strengths, goals, future acquisitions or dispositions, development or operation of power generation assets, market and industry developments and the growth of our businesses and operations (often, but not always, through the use of words or phrases such as "intends," "plans," "will likely," "unlikely," "expected," "anticipated," "estimated," "should," "projection," "target," "goal," "objective" and "outlook"), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, Risk Factors in our 2015 Form 10-K and the discussion under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

•
the fact that the TCEH Debtors (and the Contributed EFH Debtors) are likely to emerge from the Chapter 11 Cases prior to the EFH Debtors emerging from the Chapter 11 Cases, and, as a result, the companies will no longer be affiliated entities;

•	our ability to obtain the requisite vote from the applicable stakeholders confirming acceptance of the plan of reorganization and the Bankruptcy Court confirming the plan of reorganization;

•
our ability to obtain Bankruptcy Court approval with respect to our motions in the Chapter 11 Cases, including such approvals not being overturned on appeal or being stayed for any extended period of time;

•	our ability to consummate the transactions contemplated by the Merger Agreement, including obtaining the applicable regulatory approvals contemplated thereunder;

•	the filing of an alternative plan of reorganization by one or more creditors of the Debtors;

•	the breach by one or more of our counterparties under the Plan Support Agreement;

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

There have been no material changes from the risk factors discussed in Part I, Item 1A. Risk Factors in our 2015 Form 10-K and Part II, Item 1A. Risk Factors in our Form 10-Q for the period ended March 31, 2016, except for the information disclosed elsewhere in this quarterly report on Form 10-Q that provides factual updates to risk factors contained in our 2015 Form 10-K and our Form 10-Q for the period ended March 31, 2016. The risks described in such reports are not the only risks facing our company.

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

Item 6. EXHIBITS

(a)	Exhibits filed or furnished as part of Part II are:

Exhibits	Previously Filed With File Number*	As Exhibit

(2)	Merger Agreement

2(a)	1-12833 Form 8-K (filed July 29, 2016)	10(b)		Merger Agreement

(3(i))	Articles of Incorporation

3(a)	001-34543 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(a)	—	Certificate of Formation of Energy Future Competitive Holdings Company LLC

(3(ii))	By-laws

3(b)	001-34543 Form 10-Q (Quarter ended March 31, 2013) (filed May 2, 2013)	3(b)	—	Limited Liability Company Agreement Of Energy Future Competitive Holdings Company LLC

(10)	Material Contracts

10(a)	1-12833 Form 8-K (filed July 29, 2016)	10(a)	—	Plan Support Agreement

(31)	Rule 13a - 14(a)/15d - 14(a) Certifications

31(a)			—	Certification of John F. Young, principal executive officer of Energy Future Competitive Holdings Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)			—	Certification of Paul M. Keglevic, principal financial officer of Energy Future Competitive Holdings Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32(a)			—
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

(95)	Mine Safety Disclosures

95(a)			—	Mine Safety Disclosures.

(99)	Additional Exhibits

99(a)			—	Condensed Statement of Consolidated Loss – Twelve Months Ended June 30, 2016.

99(b)			—	Texas Competitive Electric Holdings Company LLC Consolidated EBITDA reconciliation for the six and twelve months ended June 30, 2016 and 2015

99(c)	1-12833 Form 8-K (filed May 11, 2016)	99.1	—	Plan of Reorganization

Exhibits	Previously Filed With File Number*	As Exhibit

99(d)	1-12833 Form 8-K (filed May 11, 2016)	99.2	—	Disclosure Statement

99(e)	1-12833 Form 8-K (filed June 1, 2016)	99.1	—	Debt Commitment Letter

XBRL Data Files

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Document

101.DEF			—	XBRL Taxonomy Extension Definition Document

101.LAB			—	XBRL Taxonomy Extension Labels Document

101.PRE			—	XBRL Taxonomy Extension Presentation Document
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

Date: August 2, 2016